Form 10-Q
period 2017-03-31
LIGAND PHARMACEUTICALS INC
filed 2017-05-09
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☒		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2017, the registrant had 20,996,049 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2019 Convertible Senior Notes	$245.0 million aggregate principal amount of convertible senior unsecured notes due 2019
Amgen	Amgen, Inc.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CorMatrix	CorMatrix Cardiovascular, Inc.
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
Amended ESPP	Employee Stock Purchase Plan, as amended and restated
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
GAAP	Generally accepted accounting principles in the United States
IPR&D	In-Process Research and Development
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
LSA	Loan and Security Agreement
Metabasis	Metabasis Therapeutics, Inc.
MLA	Master License Agreement
NOLs	Net Operating Losses
OMT	OMT, Inc. or Open Monoclonal Technology, Inc.
Par	Par Pharmaceuticals, Inc.
Retrophin	Retrophin Inc.
Q1 2017	The Company's fiscal quarter ended March 31, 2017
Q1 2016	The Company's fiscal quarter ended March 31, 2016
SEC	Securities and Exchange Commission
Selexis	Selexis, SA
Viking	Viking Therapeutics

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$10,641	$18,752
Short-term investments	148,733	122,296
Accounts receivable	7,057	14,700
Note receivable from Viking	—	3,207
Inventory	7,629	1,923
Other current assets	641	2,175
Total current assets	174,701	163,053
Deferred income taxes	141,007	123,891
Investment in Viking	7,262	8,345
Note receivable from Viking	3,207	—
Intangible assets, net	201,990	204,705
Goodwill	72,207	72,207
Commercial license rights, net	25,630	25,821
Property and equipment, net	1,898	1,819
Other assets	1,821	1,744
Total assets	$629,723	$601,585
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,456	$2,734
Accrued liabilities	4,680	6,397
Current contingent liabilities	111	5,088
2019 Convertible Senior Notes, net	215,748	212,910
Total current liabilities	226,995	227,129
Long-term contingent liabilities	3,035	2,916
Other long-term liabilities	915	687
Total liabilities	230,945	230,732
Commitments and Contingencies
Equity component of currently redeemable convertible notes (Note 5)	26,948	29,563
Stockholders' equity:
Common stock, $0.001 par value; 33,333,333 shares authorized; 20,996,049 and 20,909,301 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	21	21
Additional paid-in capital	777,102	769,653
Accumulated other comprehensive income	3,105	2,743
Accumulated deficit	(408,398)	(431,127)
Total stockholders' equity	371,830	341,290
Total liabilities and stockholders' equity	$629,723	$601,585

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2017	2016
Revenues:
Royalties	$24,230	$14,390
Material sales	1,121	5,341
License fees, milestones and other revenues	3,916	9,917
Total revenues	29,267	29,648
Operating costs and expenses:
Cost of sales (1)	341	955
Amortization of intangibles	2,715	2,524
Research and development	8,673	4,004
General and administrative	7,322	7,069
Total operating costs and expenses	19,051	14,552
Income from operations	10,216	15,096
Other (expense) income:
Interest expense, net	(2,941)	(3,005)
Increase in contingent liabilities	(140)	(1,306)
Loss from Viking	(1,083)	(1,605)
Other income, net	141	391
Total other expense, net	(4,023)	(5,525)
Income before income taxes	6,193	9,571
Income tax expense	(1,114)	(3,694)
Income from operations	5,079	5,877
Discontinued operations:
Gain on sale of Oncology Product Line before income taxes	—	1,139
Income tax expense on discontinued operations	—	(408)
Income from discontinued operations	—	731
Net income	$5,079	$6,608
Per share amounts attributable to Ligand common shareholders:
Basic earnings per share data(2)
Income from continuing operations	$0.24	$0.28
Income from discontinued operations	—	0.04
Net income	$0.24	$0.32

Diluted earnings per share data (2)
Income from continuing operations	$0.22	$0.26
Income from discontinued operations	—	0.03
Net income	$0.22	$0.30

Shares used for computation (in thousands)
Basic	20,938	20,708
Diluted	23,019	22,284
(1) Excludes amortization of intangibles.
(2) The sum of net income per share amounts may not equal the totals due to rounding.

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2017	2016
Net income:	$5,079	$6,608
Unrealized net gain on available-for-sale securities, net of tax	(66)	(1,098)
Less: Reclassification of net realized (gain)/loss included in net income, net of tax of $202	428	(236)
Comprehensive income	$5,441	$5,274
See accompanying notes.

LIGAND PHARMACEUTICAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31,
	2017	2016
Operating activities
Net income	$5,079	$6,608
Less: income from discontinued operations	—	731
Income from continuing operations	5,079	5,877
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash change in estimated fair value of contingent liabilities	140	1,306
Realized gain on sale of short-term investment	(66)	(406)
Depreciation and amortization	2,979	2,575
Amortization of premium (discount) on investments, net	(46)	320
Amortization of debt discount and issuance fees	2,838	2,668
Stock-based compensation	6,045	4,118
Deferred income taxes	1,018	4,101
Change in fair value of the Viking convertible debt receivable and warrants	(76)	15
Loss from Viking	1,083	1,605
Changes in operating assets and liabilities:
Accounts receivable	7,643	(5,604)
Inventory	(1,197)	853
Other current assets	745	16
Accounts payable and accrued liabilities	(1,963)	(4,302)
Other	—	(28)
Net cash provided by operating activities	24,222	13,114
Investing activities
Payments to CVR holders and other contingency payments	(4,998)	(5,446)
Purchases of property and equipment	(87)	(238)
Cash paid for acquisition, net of cash acquired	—	(92,855)
Purchase of short-term investments	(73,352)	(49,892)
Proceeds from sale of short-term investments	17,719	20,270
Proceeds from maturity of short-term investments	30,052	48,401
Net cash used in investing activities	(30,666)	(79,760)
Financing activities
Net proceeds from stock option exercises and ESPP	355	1,013
Taxes paid related to net share settlement of equity awards	(2,022)	—
Share repurchase	—	(502)
Net cash (used in) provided by financing activities	(1,667)	511
Net decrease in cash and cash equivalents	(8,111)	(66,135)
Cash and cash equivalents at beginning of period	18,752	97,428
Cash and cash equivalents at end of period	$10,641	$31,293

Supplemental disclosure of cash flow information
Interest paid	$919	$919
Taxes paid	96	1
Supplemental schedule of non-cash activity
Stock issued for acquisition, net of issuance cost	—	(77,615)
Accrued inventory purchases	3,909	600
Unrealized loss on AFS investments	(66)	(1,834)
See accompanying notes

LIGAND PHARMACEUTICALS INCORPORATED
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position and results of operations of the Company and its subsidiaries, have been included. Interim financial results are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the consolidated financial statements and notes therein included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 28, 2017.

The accompanying condensed consolidated financial statements include Ligand and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation

Upon the occurrence of certain circumstances, holders of the 2019 Convertible Senior Notes may redeem all or a portion of their notes, which may require the use of a substantial amount of cash. At March 31, 2017, we had a working capital deficit of $52.3 million, which includes the 2019 Convertible Senior Notes that are currently redeemable as of March 31, 2017 but excludes another $26.9 million that is classified as mezzanine equity. As noted in Note 3, the debt may change from current to non-current period over period, primarily as a result of changes in the Company’s stock price. Management believes that it is remote that holders of the notes would choose to convert their notes early because the fair value of the security that a noteholder can currently realize in an active market is greater than the conversion value the noteholder would realize upon early conversion. In the unlikely event that all the debt was converted, we have three business days following a 50 trading day observation period from the conversion date to pay the principal in cash. We have positive operating income and positive cash flow from operations since December 31, 2013 and, accordingly, while there can be no assurance, we believe we have the ability to raise additional capital through an S-3 registration or via alternative financing arrangements such as convertible or straight debt.

Significant Accounting Policies

The Company describes its significant accounting policies in Note 1 to the financial statements in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results may differ from those estimates.
Accounting Pronouncements Recently Adopted

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which is intended to simplify several aspects of the accounting for stock-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company adopted ASU 2016-09 in the first quarter of fiscal year 2017. As a result of the adoption, the Company recorded a $17.9 million cumulative-effect adjustment to retained earnings for the recognition of excess tax benefits generated by the settlement of stock-based awards in prior periods and a discrete income tax benefit of $0.9 million to the income tax provision for excess tax benefits generated by the settlement, in the first quarter of fiscal year 2017, of stock-based awards. As allowed by the new guidance, the Company has elected to account for equity award forfeitures as they occur, and recorded a $0.3 million cumulative-effect adjustment to retained earnings for this accounting change in prior periods.
Recent Accounting Pronouncements

In May 2014, the FASB issued new guidance related to revenue recognition, ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”), which outlines a comprehensive revenue recognition model and supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. ASC 606 defines a five-step approach for recognizing revenue, which may require a company to use more judgment and make more estimates than under the current guidance. Two methods of adoption are permitted: (a) full retrospective adoption, meaning the standard is applied to all periods presented; or (b) modified retrospective adoption, meaning the cumulative effect of applying the new guidance is recognized at the date of initial application as an adjustment to the opening retained earnings balance.

We are undertaking a substantial effort to be ready for adoption of ASC 606. Some of our contracts have distinct terms which will need to be evaluated separately. Although we have not completed our assessment and are in the process of reviewing our contracts, we anticipate that this standard will have a material impact on our consolidated financial statements by accelerating the timing of revenue recognition for revenues related to royalties, and potentially certain contingent milestone based payments. We intend to adopt ASC 606 starting as of January 1, 2018 using the modified retrospective method.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and early adoption is permitted. We do not expect the adoption of this standard to have a material impact on our financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This new standard will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for us in the first quarter of 2018. The standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We are currently evaluating the impact of our pending adoption of ASU 2016-15 on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, which changes the definition of a business to assist entities with evaluating when a set of assets acquired or disposed of should be considered a business. The new standard requires an entity to evaluate if substantially all the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set would not be considered a business. The new standard also requires a business to include at least one substantive process and narrows the definition of outputs. We expect that these provisions will reduce the number of transactions that will be considered a business. The new standard is effective for interim and annual periods beginning on January 1, 2018, and may be adopted earlier. The standard would be applied prospectively to any transaction occurring on or after the adoption date. We are currently evaluating the impact that this new standard will have on our consolidated financial statements.

Short-term Investments
The Company's investments consist of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017				December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Short-term investments
Bank deposits	$61,605	$23	$(10)	$61,618	$40,715	$19	$—	$40,734
Corporate bonds	32,237	2	(17)	32,222	11,031	—	(5)	11,026
Commercial paper	23,328	1	(5)	23,324	33,074	2	(9)	33,067
Agency bonds	—	—	—	—	7,294	1	—	7,295
U.S Government Bonds	11,020	—	(6)	11,014	7,508	—	(1)	7,507
Municipal Bonds	18,143	2	(1)	18,144	19,624	—	(11)	19,613
Corporate equity securities	300	2,111	—	2,411	1,512	1,542	—	3,054
	$146,633	$2,139	$(39)	$148,733	$120,758	$1,564	$(26)	$122,296

Inventory

Inventory, which consists of finished goods, is stated at the lower of cost or market value. The Company determines cost using the first-in, first-out method.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Indefinite lived intangible assets
IPR&D	$12,246	$12,246
Goodwill	72,207	72,207
Definite lived intangible assets
Complete technology	182,577	182,577
Less: Accumulated amortization	(15,104)	(12,792)
Trade name	2,642	2,642
Less: Accumulated amortization	(817)	(784)
Customer relationships	29,600	29,600
Less: Accumulated amortization	(9,154)	(8,784)
Total goodwill and other identifiable intangible assets, net	$274,197	$276,912

Commercial License Rights

Commercial License Rights consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
CorMatrix	$17,696	$17,696
Selexis	8,602	8,602
	26,298	26,298
Less: accumulated amortization	(668)	(477)
Total commercial license rights, net	$25,630	$25,821

Equity-Method Investment

The Company has approximately 26.3% equity ownership in Viking as of March 31, 2017. The Company records its investment in Viking under the equity method of accounting. The investment is subsequently adjusted for the Company’s share of Viking's operating results, and if applicable, cash contributions and distributions. As of March 31, 2017 and December 31, 2016, the carrying amounts of the Company's investment in Viking were $7.3 million and $8.3 million, respectively. The market value of the Company's equity investment in Viking was $9.2 million as of March 31, 2017. The Company also has outstanding warrants to purchase 1.5 million shares of Viking's common stock at an exercise price of $1.50 per share at March 31, 2017. The Company recorded the warrants at the fair value of $0.8 million and $0.7 million at March 31, 2017 and December 31, 2016, respectively. See Note 2 Fair Value Measurement for details.

In addition, the Company currently has an active MLA with Viking, under which the Company licensed Viking the rights to five programs. The Company is entitled to receive contingent event-based payments and royalties from Viking based on the progression and eventual sale of any products being developed by Viking under the MLA. No such payment was earned or recognized during three months ended March 31, 2017 and 2016.

The Company also has a convertible note receivable from Viking under the LSA. Under the terms of the LSA, the principal amount outstanding accrues interest at a fixed rate of 2.5% with maturity date of May 21, 2017. On May 8, 2017, the

Company entered into an amendment to the LSA, which amends to, among other things, (i) extend the maturity date of the outstanding convertible notes receivable under the LSA from May 21, 2017 to May 21, 2018 and (ii) cause Viking to pay to the Company, no later than July 15, 2017, a cash amount of $0.2 million, which payment shall reduce first the accrued and unpaid interest and second the unpaid principal amount on the Viking Note by $0.50 for each $1.00 of value. The Company elected to record the convertible notes at fair value, which was $3.2 million at March 31, 2017 and December 31, 2016. See Note 2 Fair Value Measurement for details.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2017	2016
Compensation	$1,356	$2,603
Professional fees	799	829
Amounts owed to former licensees	890	899
Royalties owed to third parties	989	942
Other	646	1,124
Total accrued liabilities	$4,680	$6,397

Stock-Based Compensation

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. The following table summarizes stock-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended
	March 31,
	2017	2016
Stock-based compensation expense as a component of:
Research and development expenses	$3,939	$1,585
General and administrative expenses	2,106	2,533
	$6,045	$4,118

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended
	March 31,
	2017	2016
Risk-free interest rate	2.1%	1.5%
Dividend yield	—	—
Expected volatility	47%	50%
Expected term	6.9	6.6

Lease Obligations

The Company describes its operating lease obligations in Note 5 to the financial statements in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2016. There were no significant changes in the Company's operating lease commitments during the first three months of 2017.

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

Upon the occurrence of certain circumstances, holders of the 2019 Convertible Senior Notes may redeem all or a portion of their notes, which may require the use of a substantial amount of cash. At March 31, 2017, we had a working capital deficit of $52.3 million, which includes the 2019 Convertible Senior notes that are currently redeemable as of March 31, 2017 but excludes another $26.9 million that is classified as mezzanine equity. As noted in Note 3, the debt may change from current to non-current period over period, primarily as a result of changes in the Company’s stock price. Management believes that it is remote that holders of the notes would choose to convert their notes early because the fair value of the security that a noteholder can currently realize in an active market is greater than the conversion value the noteholder would realize upon early conversion. In the unlikely event that all the debt was converted, we have three business days following a 50 trading day observation period from the convert date to pay the principal in cash. We have positive operating income and positive cash flow from operations since December 31, 2013 and, accordingly, while there can be no assurance, we believe we have the ability to raise additional capital through an S-3 registration or via alternative financing arrangements such as convertible or straight debt.

Income Per Share

Basic income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares consist of shares issuable under 2019 Convertible Senior Notes, stock options and restricted stock. The 2019 Convertible Senior Notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the notes. Potentially dilutive common shares from stock options and restricted stock are determined using the average share price for each period under the treasury stock method. In addition, proceeds from exercise of stock options and the average amount of unrecognized compensation expense for restricted stock are assumed to be used to repurchase shares. In loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share:

	Three months ended
	March 31,
	2017	2016
Weighted average shares outstanding:	20,937,627	20,707,926
Dilutive potential common shares:
Restricted stock	185,745	66,736
Stock options	954,509	759,581
2019 Convertible Senior Notes	941,308	749,736
Shares used to compute diluted income per share	23,019,189	22,283,979
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	3,711,067	3,493,425

2. Fair Value Measurements

The following table presents the Company's hierarchy for assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 (in thousands).

	March 31, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments(1)	$2,410	$146,323	$—	$148,733	$3,054	$119,242	$—	$122,296
Note receivable Viking (2)	—	—	3,207	3,207	—	—	3,207	3,207
Investment in warrants (3)	760	—	—	760	684	—	—	684
Total assets	$3,170	$146,323	$3,207	$152,700	$3,738	$119,242	$3,207	$126,187
Liabilities:
Current contingent liabilities-CyDex (4)	$—	$—	$111	$111	$—	$—	$101	$101
Long-term contingent liabilities-CyDex (4)	—	—	1,503	1,503	—	—	1,503	1,503
Long-term contingent liabilities-Metabasis (5)	—	1,532	—	1,532	—	1,413	—	1,413
Liability for amounts owed to former licensees(6)	362	—	—	362	371	—	—	371
Total liabilities	$362	$1,532	$1,614	$3,508	$371	$1,413	$1,604	$3,388

(1)
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

(2)
The fair value of the convertible note receivable from Viking was determined using a probability weighted option pricing model using a lattice methodology. The fair value is subjective and is affected by certain significant input to the valuation model such as the estimated volatility of the common stock, which was estimated to be 75% at March 31, 2017. Changes in these assumptions may materially affect the fair value estimate.

(3)
Investment in warrants, which the Company received as a result of Viking’s partial repayment of the Viking note receivable and the Company’s purchase of Viking common stock and warrants in April 2016, are classified as level 1 as the fair value is determined using quoted market prices in active markets for the same securities. The change of the fair value is recorded in the other income or expenses in the Company's condensed consolidated statement of operations.

(4)
The fair value of the liabilities for CyDex contingent liabilities were determined based on the income approach. To the extent the estimated future income may vary significantly given the long-term nature of the estimate, the Company utilizes a Monte Carlo model. The fair value is subjective and is affected by changes in inputs to the valuation model including management’s estimates of timing and probability of achievement of certain revenue thresholds and developmental and regulatory milestones which may be achieved and affect amounts owed to former license holders. Changes in these assumptions can materially affect the fair value estimate.

(5)	The liability for CVRs for Metabasis are determined using quoted prices in a market that is not active for the underlying CVR.

(6)
The liability for amounts owed to former licensees are determined using quoted market prices in active markets for the underlying investment received from a partner, a portion of which is owed to former licensees.

The following table represents significant unobservable inputs used in determining the fair value of contingent liabilities assumed in the acquisition of CyDex:

	March 31, 2017	December 31, 2016
Revenue volatility	25%	25%
Average probability of commercialization	12.5%	12.5%
Market price of risk	0.03	0.03
Credit rating	BB	BB
Equity risk premium	6%	6%

There was no significant change in estimated fair value of the Viking note receivable and contingent consideration during the three months ended March 31, 2017.

Other Fair Value Measurements

2019 Convertible Senior Notes

In August 2014, the Company issued $245.0 million aggregate principal amount of its 2019 Convertible Senior Notes. The Company uses a quoted rate in a market that is not active, which is classified as a Level 2 input, to estimate the current fair value of its 2019 Convertible Senior Notes. The estimated fair value of the 2019 Senior Convertible Notes was $365.1 million as of March 31, 2017. The carrying value of the notes does not reflect the market rate. See Note 3 Convertible Senior Notes for additional information.

Viking

The Company records its investment in Viking under the equity method of accounting. See Note 1 Significant Accounting Policies for the fair value of the Company's equity investment in Viking.
3. Convertible Senior Notes

As of March 31, 2017, the Company had outstanding $245.0 million principal amount of 0.75% Convertible Senior Notes due August 15, 2019.

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

As of March 31, 2017, the Company's last reported sale price has exceeded the 130% threshold described above and accordingly the Convertible Notes have been classified as a current liability as of March 31, 2017. As a result, the related unamortized discount of $26.9 million was classified as temporary equity component of currently redeemable convertible notes on the Company's Condensed Consolidated Balance Sheet. The determination of whether or not the Convertible Notes are convertible as described above is made each quarter until maturity, conversion or repurchase. It is possible that the Convertible Notes may not be convertible in future periods, in which case the Convertible Notes would be classified as long-term debt, unless one of the other conversion events described above were to occur.

On or after May 15, 2019 until the close of business on the second scheduled trading day immediately preceding August 15, 2019, holders of the notes may convert all or a portion of their notes at any time, regardless of the foregoing circumstances. Upon conversion, the Company must deliver cash to settle the principal and may deliver cash or shares of common stock, at its option, to settle any premium due upon conversion.

The 2019 Convertible Senior Notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $75.05 per share. As of March 31, 2017, the “if-converted value” exceeded the principal amount of the 2019 Convertible Senior Notes by $100.5 million.

The following table summarizes information about the equity and liability components of the 2019 Convertible Senior Notes (in thousands).

	March 31, 2017	December 31, 2016
2019 Convertible Senior Notes
Principal amount outstanding	$245,000	$245,000
Unamortized discount	(29,252)	(32,090)
Total current portion of notes payable	$215,748	$212,910
4. Income Tax

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three months ended March 31, 2017 was 18%. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to tax deductions related to stock award activities which were recorded as discrete items in the quarter. The effective tax rate for the three months ended March 31, 2016 was 39% and is different from the federal statutory rate primarily as a result of significant permanent book-to-tax differences and state taxes. The permanent differences include non-taxable contingent consideration income (expense) recorded related to the change in market value of contingent liabilities.

5. Stockholders’ Equity

The Company grants options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 8, Stockholders' Equity, of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The following is a summary of the Company’s stock option and restricted stock activity and related information:

	Stock Options		Restricted Stock Awards
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2016	1,754,275	$42.12	308,700	$86.61
Granted	180,765	100.81	64,155	100.91
Exercised	(29,412)	17.42	(96,744)	79.68
Forfeited	—	—	(300)	97.92
Balance as of March 31, 2017	1,905,628	$48.07	275,811	$92.36

As of March 31, 2017, outstanding options to purchase 1.3 million shares were exercisable with a weighted average exercise price per share of $33.06.

Employee Stock Purchase Plan

The price at which common stock is purchased under the Amended ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended March 31,

2017, approximately 829 shares were issued under the Amended ESPP. As of March 31, 2017, 70,297 shares were available for future purchases under the Amended ESPP.

6. Litigation

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

Securities Litigation

In 2012, a federal securities class action and shareholder derivative lawsuit was filed in Pennsylvania alleging that the Company and its Chief Executive Officer ("CEO") assisted various breaches of fiduciary duties based on the Company’s purchase of a licensing interest in a development-stage pharmaceutical program from the Genaera Liquidating Trust in 2010 and the Company’s subsequent sale of half of its interest in the transaction to Biotechnology Value Fund, Inc.  Plaintiff filed a second amended complaint in February 2015, which the Company moved to dismiss in March 2015.  The district court granted the motion to dismiss on November 11, 2015.  The plaintiff has appealed that ruling to the Third Circuit.  The Company intends to continue to vigorously defend against the claims against the Company and its CEO.  The outcome of the matter is not presently determinable.

Class Action Lawsuit

In November 2016, a putative shareholder class action lawsuit was filed in the United States District Court for the Southern District of California against the Company, its chief executive officer and chief financial officer. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities between November 9, 2015 and November 14, 2016, inclusive. The complaint’s allegations relate generally to the Company’s November 2016 restatement of certain prior period financial statements. In March 2017, the Court appointed a lead plaintiff and lead counsel for lead plaintiff and the class. The lead plaintiff’s amended complaint, or election to designate the previously filed complaint as the operative complaint, is due May 15, 2017, and the Company’s response to the complaint is due thereafter. No trial date has been set. The Company believes that the lawsuit is without merit and intends to vigorously defend against the lawsuit.

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

Overview

We are a biopharmaceutical company focused on developing and acquiring technologies that help pharmaceutical companies discover and develop medicines. Over our 30 year history, we have employed research technologies such as nuclear receptor assays, high throughput computer screening, formulation science, liver targeted pro-drug technologies and antibody discovery technologies to assist companies in their work toward securing prescription drug approvals. We currently have partnerships and license agreements with over 92 pharmaceutical and biotechnology companies, and over 155 different programs under license with us are currently in various stages of commercialization and development. We have contributed novel research and technologies for approved medicines that treat cancer, osteoporosis, fungal infections and low blood platelets, among others. Our partners have programs currently in clinical development targeting seizure, coma, cancer, diabetes, cardiovascular disease, muscle wasting, liver disease, and kidney disease, among others. We have over 500 issued patents worldwide and over 200 currently pending patent applications.

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

Portfolio Program Updates

Promacta®/Revolade®

•	Novartis reported first quarter 2017 net sales of Promacta/Revolade (eltrombopag) of $175 million, a $44 million or 34% increase over the same period in 2016.

•
Novartis reported Revolade (eltrombopag) was approved in Canada for the treatment of pediatric (≥1 years to <18 years) chronic immune thrombocytopenia purpura to increase platelet counts in patients who have had an insufficient response to corticosteroids or immunoglobulins.

•
Novartis announced the publication of a study conducted by the National Institutes of Health demonstrating that 58% of patients with treatment-naïve severe aplastic anemia achieved complete response at six months when treated with eltrombopag at the initiation of and concurrent with standard immunosuppressive treatment. The data are published in the latest issue of The New England Journal of Medicine.

Kyprolis® (carfilzomib), an Amgen Product Utilizing Captisol

•	On April 26, 2017, Amgen reported first quarter 2017 net sales of Kyprolis (carfilzomib) of $190 million, a $36 million or 23% increase over the same period in 2016.

•
On February 28, 2017, Amgen announced positive results from a planned overall survival (OS) interim analysis of the Phase 3 head-to-head ENDEAVOR trial. The study met the key secondary endpoint of OS, demonstrating that patients with relapsed or refractory multiple myeloma treated with Kyprolis (carfilzomib) and dexamethasone (Kd) lived 7.6 months longer than those treated with Velcade® (bortezomib) and dexamethasone (Vd) (median OS 47.6 months for Kd versus 40.0 for Vd, HR = 0.79, 95 percent CI, 0.65 - 0.96).

•
On March 1, 2017, Amgen announced that new data from the Kyprolis (carfilzomib) clinical development program would be presented at the 16th International Myeloma Workshop, March 1-4, 2017, in New Delhi.

Additional Pipeline and Partner Developments

•
Melinta Therapeutics announced that the new drug applications (NDAs) for IV and oral Baxdela™ (delafloxacin) for the treatment of patients with acute bacterial skin and skin structure infections (ABSSSI) were accepted for filing by the Food and Drug Administration (FDA) and were granted a Prescription Drug User Fee Act (PDUFA) date of June 19, 2017. Additionally, Melinta announced that the FDA does not plan to hold an Advisory Committee meeting for the NDAs. If approved, Ligand is entitled to receive a 2.5% royalty on net sales of the IV formulation of Baxdela and a $1.5 million approval milestone payment.

•
Melinta Therapeutics announced signing a development and commercialization agreement with Menarini Group, granting Menarini exclusive rights to commercialize delafloxacin under its own brands in 68 countries in Europe, Asia-Pacific including China, South Korea and Australia (excluding Japan), and the Commonwealth of Independent States including Russia.

•
Retrophin announced plans to initiate a single Phase 3 clinical trial to enable an NDA filing for sparsentan for the treatment of focal segmental glomerulosclerosis. The trial will include an interim analysis of proteinuria as a surrogate endpoint to serve as the basis for an NDA filing for Subpart H accelerated approval of sparsentan. Retrophin expects to initiate the trial in the second half of 2017.

•	Sage Therapeutics presented brexanolone data at the American Academy of Neurology 2017 annual meeting.

•	Aldeyra provided an update on its Phase 3 clinical program of ADX-102 in noninfectious anterior uveitis and anticipates beginning the Phase 3 trial in the second quarter of 2017.

•	Aldeyra announced the last patient had completed dosing in Aldeyra's multicenter, double-blind, randomized Phase 2b clinical trial of ADX-102 in allergic conjunctivitis.

•	Biocad announced receiving marketing authorization from the Ministry of Health of the Russian Federation for its interferon beta-1a biosimilar of Merck’s Rebif®.

•
Merck announced it stopped the Phase 2/3 EPOCH study evaluating verubecestat in people with mild-to-moderate Alzheimer’s disease due to the conclusion that the efficacy endpoint could not be achieved. No safety concerns were noted. Results from EPOCH will be analyzed and presented at an upcoming scientific meeting. The external Data Monitoring Committee recommended that the ongoing Phase 3 APECS study, which is evaluating verubecestat in people with prodromal Alzheimer’s disease, continue unchanged. Results from the APECS study are expected in February 2019.

•
Novartis announced that it had exercised an option to in-license ECF843 (Lubricin) for ophthalmic indications from Lubris Biopharma. Ligand acquired economic rights to the Lubricin program from Selexis, SA in 2015.

•
Opthea Limited announced positive results from its Phase 1/2a clinical trial of OPT-302 for wet age-related macular degeneration (wet AMD). Opthea is planning to initiate a Phase 2b trial in wet AMD and a Phase 2a trial in diabetic macular edema in the second half of 2017.

•
Viking Therapeutics announced positive initial results from a proof-of-concept study of VK2809 in an in vivo model of glycogen storage disease 1a (GSD 1a) and announced funding of initial clinical development of VK2809 for treatment of GSD 1a with plans to file an investigational new drug (IND) application in the second half of 2017.

•
Janssen filed an IND application for an antibody discovered using Ligand’s OmniAb technology. The IND filing resulted in a $1 million milestone payment to Ligand. Janssen has a royalty-free license to the OmniAb technology (entered into with OMT in October of 2013), but will potentially pay Ligand further development and commercial milestones upon clinical success and regulatory approval of any therapeutic developed using the OmniAb technology.

•	Marinus Pharmaceuticals presented Phase 1 clinical data showing the safety and tolerability of ganaxolone IV at the 6th London-Innsbruck Colloquium on Status Epilepticus and Acute Seizures.

•	Merck KGaA announced it licensed rights to develop Captisol-enabled VX-970 from Vertex Pharmaceuticals. Economic terms of the original agreement between Ligand and Vertex remained unchanged.

•
XTL Biopharmaceuticals announced the receipt of additional preclinical data regarding the role of hCDR1 as a potential treatment for Sjögren's syndrome from Prof. Edna Mozes of The Weizmann Institute of Science and the developer of hCDR1.

New Licensing Deals

•
Ligand announced a worldwide platform license agreement with bluebird bio, Inc. Under the license, bluebird will be able to use the OmniRat®, OmniMouse® and OmniFlic® platforms to discover fully human mono- and bispecific antibodies and antibody fragments. Ligand is eligible to receive annual platform access payments, development milestone payments and royalties for each product incorporating an OmniAb antibody. Bluebird will be responsible for all costs related to the programs. Ligand previously disclosed rights to a single-antibody partnership had been licensed to bluebird, but this new agreement gives bluebird full access to the OmniAb platform.

•
Ligand announced an expansion of its license with Sermonix Pharmaceuticals to include worldwide rights to develop and commercialize oral lasofoxifene. Ligand originally licensed U.S. rights to oral lasofoxifene to Sermonix in February of 2015, and has now expanded the agreement to include the rest of the world. Ligand is entitled to commercial milestones and royalties on net sales ranging from 6-10% upon commercialization of oral lasofoxifene.

•
Ligand announced a commercial license and supply agreement with Marinus Pharmaceuticals granting rights to use Captisol in the formulation of IV ganaxolone. Ligand is entitled to milestone payments, royalties and revenue from Captisol material sales related to IV ganaxolone.

•	Ligand entered into a Captisol Clinical Use/Supply Agreement with Eisai.

Internal Glucagon Receptor Antagonist (GRA) Program

•
Ligand announced the completion of enrollment in the Company’s Phase 2 clinical trial with its novel, small-molecule GRA program (LGD-6972) for the treatment of type 2 diabetes mellitus. The Company expects to report topline results in September 2017.

Results of Operations

Revenue

(Dollars in thousands)	Q1 2017	Q1 2016	Change	% Change
Royalties	$24,230	$14,390	$9,840	68%
Material sales	1,121	5,341	(4,220)	(79)%
License fees, milestones and other revenue	3,916	9,917	(6,001)	(61)%
Total revenue	$29,267	$29,648	$(381)	(1)%

Total revenue decreased $0.4 million or 1% compared with Q1 2016. Royalty revenue increased primarily due to an increase in Promacta and Kyprolis royalties. Material sales decreased due to timing of customer purchases of Captisol for use in clinical trials and in commercialized products. License fees, milestones and other revenue decreased due to the receipt of a $6.0 million FDA approval milestone in the first quarter of 2016.

Operating Costs and Expenses

(Dollars in thousands)	Q1 2017	Q1 2016	Change
Costs of sales	$341	$955	$(614)
Amortization of intangibles	2,715	2,524	191
Research and development	8,673	4,004	4,669
General and administrative	7,322	7,069	253
Total operating costs and expenses	$19,051	$14,552	$4,499

Total operating costs and expenses increased $4.5 million or 31% compared with Q1 2016. Cost of sales decreased due to lower material sales as a result of timing of customer purchases. Research and development expenses increased due to an increase in stock-based compensation expense, timing of internal development costs and an increase in headcount related expenses.

Other Income (Expense)

(Dollars in thousands)	Q1 2017	Q1 2016	Change
Interest expense, net	$(2,941)	$(3,005)	$64
Increase in contingent liabilities	(140)	(1,306)	1,166
Loss from Viking	(1,083)	(1,605)	522
Other income, net	141	391	(250)
Total other expense, net	$(4,023)	$(5,525)	$1,502

Interest expense consisted primarily of accretion of discount on our 2019 Convertible Senior Notes. Increase in contingent liabilities primarily relates to the settlement of certain CVRs associated with our CyDex acquisition. Loss from Viking is a result of the Company's ownership interest in Viking's operating results accounted for under the equity method. Other income, net consists primarily of short term investment transactions and the change in fair market value of Viking warrants.

Income Tax Expense

(Dollars in thousands)	Q1 2017	Q1 2016	Change
Income before income taxes	$6,193	$9,571	$(3,378)
Income tax expense	(1,114)	(3,694)	2,580
Income from operations	$5,079	$5,877	$(798)
Effective tax rate	18.0%	38.6%

We compute our income tax provision for by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.

In Q1 2017, we adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting. This new standard requires excess tax benefits recognized on stock-based compensation expense to be reflected in the statements of operations as a component of the provision for income taxes on a prospective basis. See Note 1 to the financial statements in Part I, Item 1 of this Quarterly Report for more information.

Our effective tax rate for the first quarter of fiscal 2017 was approximately 18%. Excluding discrete tax items primarily related to share-based compensation tax benefits resulting from the adoption of ASU 2016-09, our effective tax rate for the period was 37% and did not differ significantly from the federal statutory rate of 35%.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenue, and operating lease transactions.

We had net income of $5.1 million for the quarter ended March 31, 2017. As of March 31, 2017, our cash, cash equivalents and marketable securities totaled $159.4 million, and we had a working capital deficit of $52.3 million. We believe that our currently available funds, cash generated from operations as well as existing sources of and access to financing will be sufficient to fund our anticipated operating, capital requirements and debt service requirement. We expect to build cash in future months as we continue to generate significant cash flow from royalty, license and milestone revenue and Captisol material sales primarily driven by continued increases in Promacta and Kyprolis sales, recent product approvals and regulatory developments, as well as revenue from anticipated new licenses and milestones. In addition, we anticipate that our liquidity needs can be met through other sources, including sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt markets and equity markets.

While we believe in the viability of our strategy to generate sufficient operating cash flow and in our ability to raise additional funds, there can be no assurances to that effect.

Investments

We invest our excess cash principally in U.S. government debt securities, municipal debt securities, investment-grade corporate debt securities and certificates of deposit. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Additionally, we own certain equity securities as a result of milestones and license fees received from licensees as well as warrants to purchase Viking common stock.

Borrowings and Other Liabilities

2019 Convertible Senior Notes

We have convertible debt outstanding as of March 31, 2017 related to our 2019 Convertible Senior Notes. In August 2014, we issued $245.0 million aggregate principal amount of convertible senior unsecured notes. The 2019 Convertible Senior Notes are convertible into common stock upon satisfaction of certain conditions. Interest of 0.75% per year is payable semi-annually on August 15th and February 15th through the maturity of the notes in August 2019.

Repurchases of Common Stock
In September 2015, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock from time to time over a period of up to three years. We did not repurchase any shares of common stock during Q1 2017. As of March 31, 2017, $195.6 million remains available for repurchase under the authorized program.
Contingent Liabilities

Metabasis

In connection with the acquisition of Metabasis in January 2010, we entered into four CVR agreements with Metabasis shareholders. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at March 31, 2017 was $1.5 million, and as of December 31, 2016 was $1.4 million.
Leases and Off-Balance Sheet Arrangements

We lease our office facilities under operating lease arrangements with varying terms through April 2023. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases of 3.0%. We had no off-balance sheet arrangements at March 31, 2017 and December 31, 2016.

Cash Flows

(Dollars in thousands)	Q1 2017	Q1 2016	Change
Net cash provided by (used in):
Operating activities	24,222	13,114	$11,108
Investing activities	(30,666)	(79,760)	49,094
Financing activities	(1,667)	511	(2,178)
Net decrease in cash and cash equivalents	$(8,111)	$(66,135)	$(2,178)

During Q1 2017, we generated cash from operations and from issuance of common stock under employee stock plans. During the same period we used cash for investing activities, including payments to CVR holders and net purchases of short term investments. We also used cash to pay taxes related to net share settlement of equity awards.

During Q1 2016, we generated cash from operations and issuance of common stock under employee stock plans. During the same period we used cash for investing activities, including payments made to acquire OMT, payments to CVR holders, net purchases of short term investments and capital expenditures. We also used cash for repurchases of shares of our common stock under our stock repurchase programs.

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

Investment Portfolio Risk
At March 31, 2017, our investment portfolio included investments in available-for-sale equity securities of $148.7 million. These securities are subject to market risk and may decline in value based on market conditions. Due to the short-term duration of our investment portfolio and low risk profile of our investments, a10% increase in interest rates would not have material effect on the fair value of our portfolio.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit pursuant to the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. This conclusion was based on the unremediated material weakness in our internal control over financial reporting at March 31, 2017 as further described below.

As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we identified a material weakness in our internal control over financial reporting with respect to the design of our internal control over the tax accounting for complex transactions that have a significant tax impact, specifically, management did not have adequate supervision and review of certain technical tax accounting performed by third party tax specialists. We concluded that this material weakness was not remediated at December 31, 2016.

To remediate the material weakness described above and to prevent similar deficiencies in the future, we have been implementing additional controls and procedures including:

•
engagement of additional independent third party tax experts to assist or review in the tax accounting for non-routine, complex transactions or provide any acceptable alternative practice on the same transaction

•	additional training for staff involved in the tax accounting for non-routine, complex transactions

While we continue to strive to improve the respective process and controls over management supervision and review of certain technical tax accounting prepared by third parties, we do not believe the new controls have been functioning for sufficient time for management to conclude the material weakness has been remediated at March 31, 2017.

Our disclosure controls were designed to provide reasonable assurance that the controls and procedures would meet their objectives. Our management, including the Chief Executive Officer and Chief Financial Officer, cannot guarantee that our disclosure controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable assurance of achieving the designed control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusions of two or more people, or by management override of the control. Because of the inherent limitations in a cost-effective, maturing control system, misstatements due to error or fraud may occur and not be detected.

Except for the changes mentioned above, there have not been any changes in our internal control over financial reporting during the first quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Class Action Lawsuit

In November 2016, a putative shareholder class action lawsuit was filed in the United States District Court for the Southern District of California against the Company, its chief executive officer and chief financial officer. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder, and seeks unspecified compensatory damages and other relief on behalf of a purported class of purchasers of the Company’s securities between November 9, 2015 and November 14, 2016, inclusive. The complaint’s allegations relate generally to the Company’s November 2016 restatement of certain prior period financial statements. In March 2017, the Court appointed a lead plaintiff and lead counsel for lead plaintiff and the class. The lead plaintiff’s amended complaint, or election to designate the previously filed complaint as the operative complaint, is due May 15, 2017, and the Company’s response to the complaint is due thereafter. No trial date has been set. The Company believes that the lawsuit is without merit and intends to vigorously defend against the lawsuit.

ITEM 1A.	RISK FACTORS

The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business, including the businesses of our subsidiaries. You should also consider the other information described in this report. The risk factors set forth below with an asterisk (*) next to the title are new risk factors or risk factors containing material changes from the risk factors previously disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on February 26, 2016:

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

Our existing collaborations may not continue or be successful, and we may be unable to enter into future collaborative arrangements to develop and commercialize our unpartnered assets. Generally, our current collaborative partners also have the right to terminate their collaborations at will or under specified circumstances. If any of our collaborative partners breach or terminate their agreements with us or otherwise fail to conduct their collaborative activities successfully (for example, by not making required payments when due, or at all), our product development under these agreements will be delayed or terminated. Disputes or litigation may also arise with our collaborators (with us and/or with one or more third parties), including those over ownership rights to intellectual property, know-how or technologies developed with our collaborators. For example, we are asserting our rights to receive payment against one of our collaborative partners which could harm our relationship with such partner. Such disputes or litigation could adversely affect our rights to one or more of our product candidates and could delay, interrupt or terminate the collaborative research, development and commercialization of certain potential products, create uncertainty as to ownership rights of intellectual property, or could result in litigation or arbitration. In addition, a significant downturn or deterioration in the business or financial condition of our collaborators or partners could result in a loss of expected revenue and our expected returns on investment. The occurrence of any of these problems could be time-consuming and expensive and could adversely affect our business.

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

None of our collaboration partners using our OmniAb antibody platform have tested drugs based on the platform in late stage clinical trials and, therefore, none of our OmniAb collaboration partners’ drugs have received FDA approval. If one of our OmniAb collaboration partners’ drug candidates fails during preclinical studies or clinical trials, our other OmniAb collaboration partners may decide to abandon drugs using antibodies generated from the OmniAb platform, whether or not attributable to the platform. All of our OmniAb collaboration partners may terminate their programs at any time without penalty. In addition, our OmniRat and OmniFlic platforms, which we consider the most promising, are covered by two patents within the U.S. and two patents in the European Union and are subject to the same risks as our patent portfolio discussed above, including the risk that our patents may infringe on third party patent rights or that our patents may be invalidated. Further, we face significant competition from other companies selling human antibody-generating rodents, especially mice which compete with our OmniMouse platform, including the VelocImmune mouse, the AlivaMab mouse, the Trianni mouse and the Kymouse. Many of our competitors have greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market competing antibody platforms.

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

We have restated our consolidated financial statements as of and for the year ended December 31, 2015 (including the third quarter within that year) and for the first and second quarters of fiscal year 2016 in order to correct certain accounting errors. For a description of the material weakness in our internal control over financial reporting identified by management in connection with the Restatement and management’s plan to remediate the material weakness, see “Part I, Item 4 - Controls and Procedures.” As a result of the Restatement, we have become subject to possible additional costs and risks, including (a) accounting and legal fees incurred in connection with the Restatement and (b) a possible loss of investor confidence. Further, we are subject to a shareholder lawsuit related to the Restatement which may be costly to defend and divert our management's attention from other operating matters. See "Part II, Item 1 - Legal Proceedings".

We have identified material weakness in our internal control over financial reporting that, if not remediated, could result in additional material misstatements in our financial statements.

As described in “Item 9A Controls and Procedures” of the Form 10-K filed with SEC on February 28, 2017, management concluded a control deficiency that represents a material weakness was not remediated at December 31, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the unremediated material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016. Although management has since implemented new controls and process to remediate the material weakness, we do not believe these new controls have been in place for sufficient time for management to conclude the material weakness has been fully remediated at March 31, 2017. See “Part I, Item 4 - Controls and Procedures.”

We continue to refine and implement our remediation plan to address the material weakness. If our remediation efforts are insufficient or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.

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

ITEM 5.     Other Information

Third Amendment to Loan and Security Agreement

On May 8, 2017, we entered into a Third Amendment to Loan and Security Agreement (the “Loan Amendment”) with Viking, which amends that certain Loan and Security Agreement, dated as of May 21, 2014, by and between us and Viking, as amended on April 8, 2015 and January 22, 2016 (the “Original Viking Loan Agreement”). Pursuant to the terms of the Original Viking Loan Agreement, the Company provided Viking with loans in an aggregate amount of $2.5 million, which are evidenced by a Secured Convertible Promissory Note issued by Viking to us (the “Viking Note”). The Loan Amendment amends the Original Viking Loan Agreement (as so amended by the Loan Amendment, the “Amended Loan Agreement”) to, among other things, (i) extend the maturity date of the loans under the Viking Note from May 21, 2017 to May 21, 2018 (the “Maturity Date”) and (ii) cause Viking to pay to us, no later than July 15, 2017, a cash amount of $200,000, which payment shall reduce first the accrued and unpaid interest and second the unpaid principal amount on the Viking Note by $0.50 for each $1.00 of value.

The foregoing description of certain terms contained in the Loan Amendment does not purport to be complete and is qualified in its entirety by reference to a copy of the Loan Amendment which we have filed with this Quarterly Report on Form 10-Q as Exhibit 10.1

ITEM 6.	EXHIBITS

The Exhibit Index to this Quarterly Report on Form 10-Q is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 9, 2017	By:	/s/ Matthew Korenberg
Matthew Korenberg
Vice President, Finance and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Third Amendment to Loan and Security Agreement with Viking
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document