Form 10-Q
period 2017-06-30
LIGAND PHARMACEUTICALS INC
filed 2017-08-09
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2017, the registrant had 21,053,494 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2019 Convertible Senior Notes	$245.0 million aggregate principal amount of convertible senior unsecured notes due 2019
Amgen	Amgen, Inc.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Aziyo	Aziyo Med, LLC
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CorMatrix	CorMatrix Cardiovascular, Inc.
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
Amended ESPP	Employee Stock Purchase Plan, as amended and restated
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
GAAP	Generally accepted accounting principles in the United States
IPR&D	In-Process Research and Development
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
LSA	Loan and Security Agreement
Metabasis	Metabasis Therapeutics, Inc.
MLA	Master License Agreement
NOLs	Net Operating Losses
OMT	OMT, Inc. or Open Monoclonal Technology, Inc.
Par	Par Pharmaceuticals, Inc.
Retrophin	Retrophin Inc.
Q2 2017	The Company's fiscal quarter ended June 30, 2017
Q2 2016	The Company's fiscal quarter ended June 30, 2016
SEC	Securities and Exchange Commission
Selexis	Selexis, SA
Viking	Viking Therapeutics

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$60,223	$18,752
Short-term investments	112,404	122,296
Accounts receivable	13,462	14,700
Note receivable from Viking	3,207	3,207
Inventory	6,809	1,923
Other current assets	1,072	2,175
Total current assets	197,177	163,053
Deferred income taxes	138,837	123,891
Investment in Viking	6,014	8,345
Intangible assets, net	199,284	204,705
Goodwill	72,207	72,207
Commercial license rights, net	22,962	25,821
Property and equipment, net	1,875	1,819
Other assets	1,668	1,744
Total assets	$640,024	$601,585
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,799	$2,734
Accrued liabilities	5,325	6,397
Current contingent liabilities	86	5,088
2019 Convertible Senior Notes, net	218,630	212,910
Total current liabilities	225,840	227,129
Long-term contingent liabilities	3,860	2,916
Other long-term liabilities	915	687
Total liabilities	230,615	230,732
Commitments and Contingencies
Equity component of currently redeemable convertible notes (Note 5)	24,293	29,563
Stockholders' equity:
Common stock, $0.001 par value; 33,333,333 shares authorized; 21,049,741 and 20,909,301 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	21	21
Additional paid-in capital	784,376	769,653
Accumulated other comprehensive income	3,059	2,743
Accumulated deficit	(402,340)	(431,127)
Total stockholders' equity	385,116	341,290
Total liabilities and stockholders' equity	$640,024	$601,585

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Royalties	$14,211	$9,754	$38,441	$24,144
Material sales	5,550	3,886	6,672	9,227
License fees, milestones and other revenues	8,234	5,881	12,151	15,798
Total revenues	27,995	19,521	57,264	49,169
Operating costs and expenses:
Cost of sales (1)	903	720	1,244	1,675
Amortization of intangibles	2,706	2,681	5,420	5,206
Research and development	4,822	4,914	13,495	8,915
General and administrative	6,549	7,237	13,872	14,309
Total operating costs and expenses	14,980	15,552	34,031	30,105
Income from operations	13,015	3,969	23,233	19,064
Other (expense) income:
Interest expense, net	(2,860)	(3,051)	(5,803)	(6,055)
Increase in contingent liabilities	(825)	(332)	(966)	(1,638)
Loss from Viking	(1,248)	(11,138)	(2,330)	(12,743)
Other income, net	218	501	359	892
Total other expense, net	(4,715)	(14,020)	(8,740)	(19,544)
Income before income taxes	8,300	(10,051)	14,493	(480)
Income tax (expense) benefit	(2,242)	3,881	(3,356)	187
Income (loss) from operations	6,058	(6,170)	11,137	(293)
Discontinued operations:
Gain on sale of Oncology Product Line before income taxes	—	—	—	1,139
Income tax expense on discontinued operations	—	—	—	(408)
Income from discontinued operations	—	—	—	731
Net income (loss)	$6,058	$(6,170)	$11,137	$438
Per share amounts:
Basic earnings (loss) per share data(2)
Income (loss) from continuing operations	$0.29	$(0.30)	$0.53	$(0.01)
Income from discontinued operations	—	—	—	0.04
Net income (loss)	$0.29	$(0.30)	$0.53	$0.02

Diluted earnings per share data (2)
Income (loss) from continuing operations	$0.26	$(0.30)	$0.48	$(0.01)
Income from discontinued operations	—	—	—	0.04
Net income (loss)	$0.26	$(0.30)	$0.48	$0.02

Shares used for computation (in thousands)
Basic	21,013	20,832	20,975	20,765
Diluted	23,216	20,832	23,117	20,765
(1) Excludes amortization of intangibles.
(2) The sum of net income per share amounts may not equal the totals due to rounding.

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss) :	$6,058	$(6,170)	$11,137	$438
Unrealized net gain/(loss) on available-for-sale securities, net of tax	90	539	24	(559)
Less: Reclassification of net realized (gain)/loss included in net income, net of tax	(136)	(364)	292	(600)
Comprehensive income (loss)	$6,012	$(5,995)	$11,453	$(721)
See accompanying notes.

LIGAND PHARMACEUTICAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30,
	2017	2016
Operating activities
Net income	$11,137	$438
Less: income from discontinued operations	—	731
Income (loss) from continuing operations	11,137	(293)
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash change in estimated fair value of contingent liabilities	966	1,638
Realized gain on sale of short-term investment	(248)	(602)
Depreciation and amortization	5,564	5,388
Amortization of premium (discount) on investments, net	(44)	331
Amortization of debt discount and issuance fees	5,720	5,378
Stock-based compensation	10,669	8,766
Deferred income taxes	3,224	187
Change in fair value of the Viking convertible debt receivable and warrants	77	(310)
Loss from Viking	2,330	12,743
Changes in operating assets and liabilities:
Accounts receivable	1,263	(3,791)
Inventory	(4,286)	(2,202)
Other current assets	314	(629)
Accounts payable and accrued liabilities	(2,153)	(3,323)
Other	75	204
Net cash provided by operating activities	34,608	23,485
Investing activities
Purchase of commercial license rights	—	(17,691)
Payments to CVR holders and other contingency payments	(4,998)	(5,635)
Purchases of property and equipment	(199)	(1,021)
Cash paid for acquisition, net of cash acquired	—	(92,504)
Purchase of short-term investments	(124,282)	(49,892)
Purchase of Viking common stock and warrants	—	(700)
Proceeds received from repayment of Viking note receivable	—	300
Proceeds received from repayment of commercial license rights	2,859	—
Proceeds from sale of short-term investments	83,268	22,077
Proceeds from maturity of short-term investments	51,887	83,523
Net cash provided (used) in investing activities	8,535	(61,543)
Financing activities
Net proceeds from stock option exercises and ESPP	2,370	2,482
Taxes paid related to net share settlement of equity awards	(4,042)	—
Share repurchase	—	(502)
Net cash (used in) provided by financing activities	(1,672)	1,980
Net increase (decrease) in cash and cash equivalents	41,471	(36,078)
Cash and cash equivalents at beginning of period	18,752	97,428
Cash and cash equivalents at end of period	$60,223	$61,350

Supplemental disclosure of cash flow information
Interest paid	$919	$919
Taxes paid	132	36
Supplemental schedule of non-cash activity
Stock issued for acquisition, net of issuance cost	—	(77,615)
Stock and warrant received for repayment of Viking notes receivable	—	1,200
Unrealized gain (loss) on AFS investments	24	(1,198)

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 modifies certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for fiscal years beginning after December 15, 2017. We do not expect the adoption of this standard to have a material impact on our financial statements.

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

Short-term Investments
The Company's investments consist of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017				December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Short-term investments
Bank deposits	$55,847	$12	$(9)	$55,850	$40,715	$19	$—	$40,734
Corporate bonds	30,043	2	(24)	30,021	11,031	—	(5)	11,026
Commercial paper	13,948	—	(3)	13,945	33,074	2	(9)	33,067
Agency bonds	—	—	—	—	7,294	1	—	7,295
U.S Government Bonds	8,474	—	(8)	8,466	7,508	—	(1)	7,507
Municipal Bonds	1,784	—	—	1,784	19,624	—	(11)	19,613
Corporate equity securities	287	2,051	—	2,338	1,512	1,542	—	3,054
	$110,383	$2,065	$(44)	$112,404	$120,758	$1,564	$(26)	$122,296

Inventory

Inventory, which consists of finished goods, is stated at the lower of cost or market value. The Company determines cost using the first-in, first-out method.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Indefinite lived intangible assets
IPR&D	$12,246	$12,246
Goodwill	72,207	72,207
Definite lived intangible assets
Complete technology	182,577	182,577
Less: Accumulated amortization	(17,407)	(12,792)
Trade name	2,642	2,642
Less: Accumulated amortization	(850)	(784)
Customer relationships	29,600	29,600
Less: Accumulated amortization	(9,524)	(8,784)
Total goodwill and other identifiable intangible assets, net	$271,491	$276,912

Commercial License Rights

Commercial license rights consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
CorMatrix	$14,431	$17,284
Selexis	8,531	8,537
	22,962	25,821

Commercial license rights represent a portfolio of future milestone and royalty payment rights acquired from Selexis in April 2013 and April 2015 and CorMatrix in May 2016. Individual commercial license rights acquired are carried at allocated cost and approximate fair value.

In May 2017, the Company entered into a Royalty Agreement with Aziyo pursuant to which the Company will receive royalties from certain marketed products that Aziyo acquired from CorMatrix. Pursuant to the Royalty Agreement, the Company received $5 million in June 2017 and is scheduled to receive another $5 million by end of 2017 from Aziyo to buydown the royalty rates on the products CorMatrix sold to Aziyo. The Royalty Agreement closed on May 31, 2017, in connection with the closing of the asset sale from CorMatrix to Aziyo (the “CorMatrix Asset Sale”). Pursuant to the Royalty Agreement, the Company will receive a 5% royalty on the products Aziyo acquired in the CorMatrix Asset Sale, reduced from the original 20% royalty from CorMatrix pursuant to the previously disclosed Interest Purchase Agreement, dated May 3, 2016 (the “Original Interest Purchase Agreement”) between CorMatrix and the Company. In addition, Aziyo has agreed to pay the Company up to $10 million of additional milestones tied to cumulative net sales of the products Aziyo acquired in the CorMatrix Asset Sale and to extend the term on these royalties by one year. The Royalty Agreement will terminate on May 31, 2027. In addition, in May 2017, the Company entered into an amended and restated interest purchase agreement (the “Amended Interest Purchase Agreement”) with CorMatrix, which supersedes in its entirety the Original Interest Purchase Agreement. Other than removing the commercial products sold to Aziyo in the CorMatrix Sale, the terms of the Amended Interest Purchase Agreement remain unchanged with respect to the CorMatrix developmental pipeline products, including the royalty rate of 5% on such pipeline products. The Amended Interest Purchase Agreement will terminate 10 years from the date of the first commercial sale of such products.

The Company accounts for the CorMatrix commercial license right as a financial asset in accordance with ASC 310 and amortizes the commercial license right using the 'effective interest' method whereby the Company forecasts expected cash flows over the term of the arrangement to arrive at an annualized effective interest. The annual effective interest associated with the forecasted cash flows from the Royalty Agreement with Aziyo as of June 30, 2017 is 26%. Revenue is calculated by multiplying the carrying value of the commercial license right by the effective interest. The $5 million and other royalty payments received for the three and six months ended June 30, 2017 were accordingly allocated between revenue and the amortization of the commercial license rights.

During the financial statement close process for the three and six months ended June 30, 2017 the Company identified and corrected an immaterial error related to 2016 and the first quarter of 2017. The adjustment related to an error in the recognition of the income associated with this financial asset. In the second quarter of 2017, the Company determined the 'effective interest' method should have been used to recognize income associated with the financial asset and that the method utilized previously was incorrect. The error had the impact of understating Commercial License Rights, revenue and net income in 2016 and the first quarter of 2017. Management evaluated the effect of the adjustment on previously issued interim and annual consolidated financial statements in accordance with SAB No. 99 and SAB No. 108 and concluded that it was qualitatively and quantitatively immaterial to the historical interim and annual periods. Management also concluded that the correcting the error in the second quarter of 2017 would not have a material impact on the 2017 annual expected financial results. As a result, in accordance with SAB No. 108, we corrected our Consolidated Balance Sheets as of June 30, 2017.

The error resulted in an understatement of 2016 and Q1 2017 revenue of $1.3 million and $0.4 million respectively, and an understatement of 2016 and Q1 2017 net income of $0.8 million, or $0.04 per diluted share, and net income of $0.3 million, or $0.01 per diluted share, respectively. The impact of correcting the error in Q2 2017 resulted in an overstatement of revenue of $1.7 million and $1.3 million, net income of $1.1 million or $0.05 per diluted share, and $0.8 million or $0.04 per diluted share for the three and six months ended June 30, 2017, respectively.

Equity-Method Investment

The Company has approximately 22.7% equity ownership in Viking as of June 30, 2017. The Company records its investment in Viking under the equity method of accounting. The investment is subsequently adjusted for the Company’s share of Viking's operating results, and if applicable, cash contributions and distributions. The market value of the Company's equity investment in Viking was $6.8 million as of June 30, 2017. The Company also has outstanding warrants to purchase 1.5 million shares of Viking's common stock at an exercise price of $1.50 per share at June 30, 2017. The Company recorded the warrants at the fair value of $0.6 million and $0.7 million at June 30, 2017 and December 31, 2016, respectively. See Note 2 Fair Value Measurement for details.

In addition, the Company currently has an active MLA with Viking, under which the Company licensed Viking the rights to five programs. The Company is entitled to receive contingent event-based payments and royalties from Viking based on the progression and eventual sale of any products being developed by Viking under the MLA. No such payment was earned or recognized during the three and six months ended June 30, 2017 and 2016.

The Company also has a convertible note receivable from Viking under the LSA. Under the terms of the LSA, the principal amount outstanding accrues interest at a fixed rate of 2.5%. On May 8, 2017, the Company entered into an amendment to the LSA, which amends to, among other things, (i) extend the maturity date of the outstanding convertible notes receivable under the LSA from May 21, 2017 to May 21, 2018 and (ii) caused Viking to pay the Company $0.2 million, which reduced first the accrued and unpaid interest and second the unpaid principal amount on the Viking Note by $0.50 for each $1.00 of value. The Company elected to record the convertible notes at fair value, which was $3.2 million at June 30, 2017 and December 31, 2016. See Note 2 Fair Value Measurement for details.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2017	2016
Compensation	$1,878	$2,603
Professional fees	448	829
Amounts owed to former licensees	853	899
Royalties owed to third parties	908	942
Other	1,238	1,124
Total accrued liabilities	$5,325	$6,397

Stock-Based Compensation

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. The following table summarizes stock-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock-based compensation expense as a component of:
Research and development expenses	$1,928	$2,089	$5,867	$3,674
General and administrative expenses	2,696	2,558	4,802	5,092
	$4,624	$4,647	$10,669	$8,766

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Risk-free interest rate	2.1%	1.7%	2.1%	1.5%
Dividend yield	—	—	—	—
Expected volatility	47%	49%	47%	50%
Expected term	6.5	6.7	6.8	6.6

Lease Obligations

The Company describes its operating lease obligations in Note 5 to the financial statements in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2016. There were no significant changes in the Company's operating lease commitments during the first six months of 2017.

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

Upon the occurrence of certain circumstances, holders of the 2019 Convertible Senior Notes may redeem all or a portion of their notes, which may require the use of a substantial amount of cash. At June 30, 2017, we had a working capital deficit of $28.7 million, which includes the 2019 Convertible Senior notes that are currently redeemable as of June 30, 2017 but excludes another $24.3 million that is classified as mezzanine equity. As noted in Note 3, the debt may change from current to non-current period over period, primarily as a result of changes in the Company’s stock price. Management believes that it is remote that holders of the notes would choose to convert their notes early because the fair value of the security that a noteholder can currently realize in an active market is greater than the conversion value the noteholder would realize upon early conversion. In the unlikely event that all the debt was converted, we have three business days following a 50 trading day observation period from the convert date to pay the principal in cash. We have positive operating income and positive cash flow from operations since December 31, 2013 and, accordingly, while there can be no assurance, we believe we have the ability to raise additional capital through an S-3 registration or via alternative financing arrangements such as convertible or straight debt.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Weighted average shares outstanding:	21,012,611	20,831,809	20,974,738	20,765,053
Dilutive potential common shares:
Restricted stock	156,054	—	170,900	—
Stock options	967,533	—	961,021	—
2019 Convertible Senior Notes	1,079,702	—	1,010,505	—
Shares used to compute diluted income per share	23,215,900	20,831,809	23,117,164	20,765,053
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	3,811,813	—	3,761,440	—

2. Fair Value Measurements

The following table presents the Company's hierarchy for assets and liabilities measured at fair value.

	June 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments(1)	$2,338	$110,066	$—	$112,404	$3,054	$119,242	$—	$122,296
Note receivable Viking (2)	—	—	3,207	3,207	—	—	3,207	3,207
Investment in warrants (3)	608	—	—	608	684	—	—	684
Total assets	$2,946	$110,066	$3,207	$116,219	$3,738	$119,242	$3,207	$126,187
Liabilities:
Current contingent liabilities-CyDex (4)	$—	$—	$86	$86	$—	$—	$101	$101
Long-term contingent liabilities-CyDex (4)	—	—	1,503	1,503	—	—	1,503	1,503
Long-term contingent liabilities-Metabasis (5)	—	2,357	—	2,357	—	1,413	—	1,413
Liability for amounts owed to former licensees(6)	351	—	—	351	371	—	—	371
Total liabilities	$351	$2,357	$1,589	$4,297	$371	$1,413	$1,604	$3,388

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

(2)
The fair value of the convertible note receivable from Viking was determined using a probability weighted option pricing model using a lattice methodology. The fair value is subjective and is affected by certain significant input to the valuation model such as the estimated volatility of the common stock, which was estimated to be 75% at June 30, 2017. Changes in these assumptions may materially affect the fair value estimate.

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

The following table represents significant unobservable inputs used in determining the fair value of contingent liabilities assumed in the acquisition of CyDex:

	June 30, 2017	December 31, 2016
Revenue volatility	25%	25%
Average probability of commercialization	12.5%	12.5%
Market price of risk	0.03	0.03
Credit rating	BB	BB
Equity risk premium	6%	6%

There was no significant change in estimated fair value of the Viking note receivable and contingent consideration during the six months ended June 30, 2017.

Other Fair Value Measurements

2019 Convertible Senior Notes

In August 2014, the Company issued $245.0 million aggregate principal amount of its 2019 Convertible Senior Notes. The Company uses a quoted rate in a market that is not active, which is classified as a Level 2 input, to estimate the current fair value of its 2019 Convertible Senior Notes. The estimated fair value of the 2019 Senior Convertible Notes was $405.5 million as of June 30, 2017. The carrying value of the notes does not reflect the market rate. See Note 3 Convertible Senior Notes for additional information.

Viking

The Company records its investment in Viking under the equity method of accounting. See Note 1 Significant Accounting Policies for the fair value of the Company's equity investment in Viking.

3. Convertible Senior Notes

As of June 30, 2017, the Company had outstanding $245.0 million principal amount of 0.75% Convertible Senior Notes due August 15, 2019.

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

As of June 30, 2017, the Company's last reported sale price has exceeded the 130% threshold described above and accordingly the Convertible Notes have been classified as a current liability as of June 30, 2017. As a result, the related unamortized discount of $24.3 million was classified as temporary equity component of currently redeemable convertible notes on the Company's Condensed Consolidated Balance Sheet. The determination of whether or not the Convertible Notes are convertible as described above is made each quarter until maturity, conversion or repurchase. It is possible that the Convertible Notes may not be convertible in future periods, in which case the Convertible Notes would be classified as long-term debt, unless one of the other conversion events described above were to occur.

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

The 2019 Convertible Senior Notes will have a dilutive effect to the extent the average market price per share of the Company's common stock for a given reporting period exceeds the conversion price of $75.05 per share. As of June 30, 2017, the “if-converted value” exceeded the principal amount of the 2019 Convertible Senior Notes by $151.3 million.

The following table summarizes information about the equity and liability components of the 2019 Convertible Senior Notes (in thousands).

	June 30, 2017	December 31, 2016
2019 Convertible Senior Notes
Principal amount outstanding	$245,000	$245,000
Unamortized discount (including unamortized debt issuance cost)	(26,370)	(32,090)
Total current portion of notes payable	$218,630	$212,910

4. Income Tax

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three and six months ended June 30, 2017 was 27% and 23%. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to tax deductions related to stock award activities which were recorded as discrete items in the quarter. For the three and six months ended June 30, 2016, the variance from the U.S. federal statutory rate of 35% was primarily as a result of significant permanent book-to-tax differences and state taxes. The permanent differences include non-taxable contingent consideration income (expense) recorded related to the change in market value of contingent liabilities.

5. Stockholders’ Equity

The Company grants options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 8, Stockholders' Equity, of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The following is a summary of the Company’s stock option and restricted stock activity and related information:

	Stock Options		Restricted Stock Awards
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2016	1,754,275	$42.12	308,700	$86.61
Granted	198,101	101.93	68,151	101.64
Options exercised/RSUs vested	(80,872)	29.11	(100,476)	81.15
Forfeited	—	—	(300)	97.92
Balance as of June 30, 2017	1,871,504	$49.02	276,075	$92.30

As of June 30, 2017, outstanding options to purchase 1.4 million shares were exercisable with a weighted average exercise price per share of $35.12.

Employee Stock Purchase Plan

The price at which common stock is purchased under the Amended ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the six months ended June 30, 2017, approximately 2,232 shares were issued under the Amended ESPP. As of June 30, 2017, 68,065 shares were available for future purchases under the Amended ESPP.

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

Class Action Lawsuit

In November 2016, a putative shareholder class action lawsuit was filed in the United States District Court for the Southern District of California against the Company, its chief executive officer and chief financial officer. The complaint was voluntarily dismissed without prejudice on May 15, 2017.

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

Portfolio Program Updates

Promacta®/Revolade®

•	Novartis reported second quarter 2017 net sales of Promacta/Revolade (eltrombopag) of $210 million, a $52 million or 33% increase over the same period in 2016.

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

Kyprolis® (carfilzomib), an Amgen Product Utilizing Captisol

•
On July 25, 2017, Amgen reported second quarter 2017 net sales of Kyprolis (carfilzomib) of $211 million, a $39 million or 23% increase over the same period in 2016. On August 2, 2017, Ono Pharmaceutical Company reported Kyprolis sales in Japan of approximately $10.8 million for the most recent quarter.

•
On July 14, 2017, Amgen announced the submission of a supplemental New Drug Application to the FDA and a variation to the marketing application to the EMA to include overall survival data from the Phase 3 head-to-head ENDEAVOR trial in the product information for Kyprolis (carfilzomib).

•
On July 12, 2017, Amgen announced positive results from the final analysis of the Phase 3 ASPIRE trial, showing the study met the key secondary endpoint of overall survival, demonstrating that Kyprolis (carfilzomib), lenalidomide and dexamethasone (KRd) reduced the risk of death by 21% over lenalidomide and dexamethasone alone.

•
On June 4, 2017, a Phase 1b study involving daratumumab in combination with KRd in patients with newly diagnosed multiple myeloma was highlighted in an Oral Abstract Session at the 2017 ASCO Annual Meeting.

Additional Pipeline and Partner Developments

•	Spectrum Pharmaceuticals reported second quarter 2017 net sales of EVOMELA of $10 million.

•
Melinta Therapeutics announced that the FDA approved both IV and oral Baxdela™ (delafloxacin) for the treatment of adults with acute bacterial skin and skin structure infections (ABSSSI) caused by susceptible bacteria. As a result of the approval, Ligand earned a $1.5 million milestone payment and will earn a 2.5% royalty on Baxdela IV sales. Following approval, Melinta Therapeutics entered into a $90 million loan and securities financing agreement with Oberland Capital Management, LLC to fund commercialization activities and indication expansion of Baxdela.

•
CorMatrix sold the rights to its commercial pericardial repair and CanGaroo® Envelope extracellular matrix (ECM) products to Aziyo Biologics. The transaction included a $10 million payment to Ligand to buy-down the royalty rate and also provided Ligand with an additional $10 million of sales-based milestones tied to the commercial success of the two products.

•	Retrophin announced that the United States Patent and Trademark Office and the European Patent Office each issued patents covering sparsentan for the treatment of focal segmental glomerulosclerosis.

•	Sage Therapeutics announced that The Lancet published results from a Phase 2, double-blind, randomized and placebo-controlled study of brexanolone in women with severe postpartum depression.

•	Aldeyra announced the last patient had completed dosing in their multicenter, double-blind, randomized Phase 2b clinical trial of ADX-102 in allergic conjunctivitis.

•	Aldeyra announced that it enrolled the first patient into a Phase 2a clinical trial of topical ocular ADX-102 for the treatment of Dry Eye Disease.

•
Novartis announced that it had exercised an option to in-license ECF843 (Lubricin) for ophthalmic indications from Lubris Biopharma. Ligand acquired economic rights to the Lubricin program from Selexis, SA in 2015.

•
Merrimack announced that it had enrolled the last patient in the ongoing CARRIE study, a Phase 2, double-blind, placebo-controlled, randomized trial evaluating MM-141 (istiratumab) in combination with standard of care in previously untreated patients with metastatic pancreatic cancer.

•	Viking Therapeutics announced enrollment completion in the ongoing Phase 2 clinical trial of VK5211 in patients who recently suffered a hip fracture.

•	Viking Therapeutics announced positive topline results from a preclinical study of VK2809 in an in vivo model of non-alcoholic steatohepatitis (NASH).

•
CStone Pharmaceuticals announced that it received Clinical Trial Application approval from the China Food and Drug Administration to conduct clinical trials in China with CS1001, an OmniAb-derived full-length anti-PDL1 monoclonal antibody.

•
Marinus Pharmaceuticals announced that it had initiated a Phase 2 double-blind, placebo-controlled clinical trial to evaluate the safety, efficacy and pharmacokinetics of ganaxolone IV in women diagnosed with severe postpartum depression.

•	Marinus Pharmaceuticals presented Phase 1 clinical data showing the safety and tolerability of ganaxolone IV at the 6th London-Innsbruck Colloquium on Status Epilepticus and Acute Seizures.

•
Aptevo Therapeutics announced that aspects of its ADAPTIR™ protein therapeutic platform, including APVO436, an OmniAb-discovered antibody, were showcased at the Americas Antibody Congress 2017 and at the 2017 Next Generation Protein Therapeutics Summit.

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

New Licensing Deals

•
Ligand announced worldwide license agreements with Surface Oncology and xCella Biosciences to use the OmniAb platform technologies to discover fully human antibodies. Ligand is eligible to receive annual access payments, milestone payments and royalties on future net sales of any antibodies discovered under these licenses.

•
Ligand announced a commercial license and supply agreement with Marinus Pharmaceuticals, granting rights to use Captisol in the formulation of IV ganaxolone. Ligand is eligible to receive milestone payments, royalties and revenue from Captisol material sales related to IV ganaxolone.

•
Ligand announced a commercial license and supply agreement with Amgen granting rights to use Captisol in the formulation of AMG 330, an anti-CD33 x anti-CD3 (BiTE®) bispecific antibody construct. Ligand is eligible to receive milestone payments, royalties and revenue from Captisol material sales related to AMG 330.

•
Ligand announced a commercial license and supply agreement with Interventional AnalgesiX granting rights to use Captisol in the formulation of an undisclosed compound. Ligand is eligible to receive milestone payments, tiered royalties of 5%-10% and revenue from Captisol material sales.

Internal Glucagon Receptor Antagonist (GRA) Program

•	Ligand continues to expect to report topline data from the Phase 2 clinical trial with its novel, small-molecule GRA program (LGD-6972) for the treatment of type 2 diabetes mellitus in September 2017.

Results of Operations

Revenue

(Dollars in thousands)	Q2 2017	Q2 2016	Change	% Change	YTD 2017	YTD 2016	Change	% Change
Royalties	$14,211	$9,754	$4,457	46%	$38,441	$24,144	$14,297	59%
Material sales	5,550	3,886	1,664	43%	6,672	9,227	(2,555)	(28)%
License fees, milestones and other revenue	8,234	5,881	2,353	40%	12,151	15,798	(3,647)	(23)%
Total revenue	$27,995	$19,521	$8,474	43%	$57,264	$49,169	$8,095	16%

Q2 2017 vs Q2 2016

Total revenue increased $8.5 million, or 43%, to $28.0 million in Q2 2017 compared to $19.5 million in Q2 2016. Royalty revenue increased $4.5 million, or 46%, primarily due to an increase in Promacta, Kyprolis and Evomela royalties. Material sales increased due to timing of customer purchases of Captisol for use in clinical trials and in commercialized products. The increase in license fees, milestones and other revenue is due primarily to the timing of recognition for individual milestones.

YTD 2017 vs YTD 2016

Total revenue increased $8.1 million, or 16%, to $57.3 million in the first half of 2017 compared to $49.2 million in the first half of 2016. Royalty revenue increased $14.3 million, or 59%, primarily due to an increase in Promacta, Kyprolis and Evomela royalties. Material sales decreased due to timing of customer purchases of Captisol for use in clinical trials and in commercialized products. License fees, milestones and other revenue decreased primarily due to the receipt of a $6.0 million FDA approval milestone in the first quarter of 2016.

Operating Costs and Expenses

(Dollars in thousands)	Q2 2017	% of Revenue	Q2 2016	% of Revenue	YTD 2017	% of Revenue	YTD 2016	% of Revenue
Costs of sales	$903		$720		$1,244		$1,675
Amortization of intangibles	2,706		2,681		5,420		5,206
Research and development	4,822		4,914		13,495		8,915
General and administrative	6,549		7,237		13,872		14,309
Total operating costs and expenses	$14,980	54%	$15,552	80%	$34,031	59%	$30,105	61%

Q2 2017 vs. Q2 2016

Total operating costs and expenses as a percentage of total revenue decreased in Q2 2017 compared to Q2 2016. Total revenue for Q2 2017 increased $8.5 million or 43% and total operating costs and expenses for that quarter decreased $0.6 million. Research and development expenses decreased due to timing of internal development costs offset by an increase in headcount related expenses including stock-based compensation. General and administrative expenses decreased due to lower lease related costs and lower legal expenses.

YTD 2017 vs. YTD 2016

Total operating costs and expenses as a percentage of total revenue decreased slightly in the first half of 2017 compared to the same period in 2016. Total revenue for the first half of 2017 increased $8.1 million or 16% and total operating costs and expenses for that period increased $3.9 million. Research and development expenses increased due to timing of internal development costs as well as an increase in headcount related expenses including stock based compensation. General and administrative expenses decreased due to lower lease related costs and lower legal expenses.

Other Income (Expense)

(Dollars in thousands)	Q2 2017	Q2 2016	Change	YTD 2017	YTD 2016	Change
Interest expense, net	$(2,860)	$(3,051)	$191	$(5,803)	$(6,055)	$252
Increase in contingent liabilities	(825)	(332)	(493)	(966)	(1,638)	672
Loss from Viking	(1,248)	(11,138)	9,890	(2,330)	(12,743)	10,413
Other income, net	218	501	(283)	359	892	(533)
Total other expense, net	$(4,715)	$(14,020)	$9,305	$(8,740)	$(19,544)	$10,804

Interest expense consisted primarily of accretion of discount on our 2019 Convertible Senior Notes. Increase in contingent liabilities primarily relates to the increase in fair value of certain CVRs associated with our Metabasis acquisition.  Loss from Viking is a result of the Company's ownership interest in Viking's operating results accounted for under the equity method and the decrease in the book value of the Company's investment in Viking of $10.0 million in Q2 2016 as a result of the Company's decreased ownership percentage in Viking after Viking's financing. Other income, net consists primarily of short term investment transactions and the change in fair market value of Viking warrants.

Income Tax Expense

(Dollars in thousands)	Q2 2017	Q2 2016	Change	YTD 2017	YTD 2016	Change
Income before income taxes	$8,300	$(10,051)	$18,351	$14,493	$(480)	$14,973
Income tax expense	(2,242)	3,881	(6,123)	(3,356)	187	(3,543)
Income from operations	$6,058	$(6,170)	$12,228	11,137	(293)	11,430
Effective tax rate	27.0%	38.6%		23.2%	39.0%

We compute our income tax provision by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period.

In Q1 2017, we adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share Based Payment Accounting. This new standard requires excess tax benefits recognized on stock-based compensation expense to be reflected in the statement of operations as a component of the provision for income taxes on a prospective basis. See Note 1 to the financial statements in Part I, Item 1 of this quarterly report for more information.

Our effective tax rate for the second quarter of fiscal 2017 was approximately 27%. Excluding discrete tax items primarily related to stock-based compensation tax benefits resulting from the adoption of ASU 2016-09, our effective tax rate for the period was 37% and did not differ significantly from the federal statutory rate of 35%.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenue, and operating lease transactions.

We had net income of $6.1 million for the quarter ended June 30, 2017. As of June 30, 2017, our cash, cash equivalents and marketable securities totaled $172.6 million, and we had a working capital deficit of $28.7 million. We believe that our currently available funds, cash generated from operations as well as existing sources of and access to financing will be sufficient to fund our anticipated operating, capital requirements and debt service requirement. We expect to build cash in future months as we continue to generate significant cash flow from royalty, license and milestone revenue and Captisol material sales primarily driven by continued increases in Promacta and Kyprolis sales, recent product approvals and regulatory developments, as well as revenue from anticipated new licenses and milestones. In addition, we anticipate that our liquidity needs can be met through other sources, including sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt and equity markets.

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

Borrowings and Other Liabilities

2019 Convertible Senior Notes

We have convertible debt outstanding as of June 30, 2017 related to our 2019 Convertible Senior Notes. In August 2014, we issued $245.0 million aggregate principal amount of convertible senior unsecured notes. The 2019 Convertible Senior Notes are convertible into common stock upon satisfaction of certain conditions. Interest of 0.75% per year is payable semi-annually on August 15th and February 15th through the maturity of the notes in August 2019.

Repurchases of Common Stock
In September 2015, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock from time to time over a period of up to three years. We did not repurchase any shares of common stock during Q2 2017. As of June 30, 2017, $195.6 million remains available for repurchase under the authorized program.
Contingent Liabilities

Metabasis

In connection with the acquisition of Metabasis in January 2010, we entered into four CVR agreements with Metabasis shareholders. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at June 30, 2017 was $2.4 million, and as of December 31, 2016 was $1.4 million.
Leases and Off-Balance Sheet Arrangements

We lease our office facilities under operating lease arrangements with varying terms through April 2023. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases of 3.0%. We had no off-balance sheet arrangements at June 30, 2017 and December 31, 2016.

Cash Flows

(Dollars in thousands)	YTD 2017	YTD 2016
Net cash provided by (used in):
Operating activities	$34,608	$23,485
Investing activities	8,535	(61,543)
Financing activities	(1,672)	1,980
Net increase (decrease) in cash and cash equivalents	$41,471	$(36,078)

During the first half of 2017, we generated cash from operations, from issuance of common stock under employee stock plans and from net proceeds from the sale and maturity of short term investments. During the same period we used cash for investing activities, including payments to CVR holders. We also used cash to pay taxes related to net share settlement of equity awards.

During the first half of 2016, we generated cash from operations, from issuance of common stock under employee stock plans and from net proceeds from the sale and maturity of short term investments. During the same period we used cash for investing activities, including payments made to acquire OMT and commercial license rights from CorMatrix, payments to CVR holders and capital expenditures.

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

Investment Portfolio Risk
At June 30, 2017, our investment portfolio included investments in available-for-sale equity securities of $112.4 million. These securities are subject to market risk and may decline in value based on market conditions. Due to the short-term duration of our investment portfolio and low risk profile of our investments, a 10% increase in interest rates would not have material effect on the fair value of our portfolio.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2017. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit pursuant to the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. This conclusion was based on the unremediated material weakness in our internal control over financial reporting at June 30, 2017 as further described below.

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

While we continue to strive to improve the respective process and controls over management supervision and review of certain technical tax accounting prepared by third parties, we do not believe the new controls have been functioning for sufficient time for management to conclude the material weakness has been remediated at June 30, 2017.

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

Except for the changes mentioned above, there have not been any changes in our internal control over financial reporting during the second quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Class Action Lawsuit

In November 2016, a putative shareholder class action lawsuit was filed in the United States District Court for the Southern District of California against the Company, its chief executive officer and chief financial officer. The complaint was voluntarily dismissed without prejudice on May 15, 2017.

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

Generally, our success will depend on our ability and the ability of our partners to obtain and maintain patents and other intellectual property rights for our and their potential products.  Our patent position is uncertain and involves complex legal and technical questions for which legal principles are unresolved.  Even if we or our partners do obtain patents, such patents may not adequately protect the technology we own or have licensed. For example, in June 2017, we received a paragraph IV certification from Dr. Reddy’s Laboratories advising us that it had filed an ANDA with the FDA seeking approval to market a generic version of Amgen’s Kyprolis product. The paragraph IV certification alleges that our U.S. Patent No. 9,493,582 related to Captisol is invalid and/or will not be infringed by the manufacture, use or sale of the product for which the ANDA was submitted. Amgen has disclosed that it has filed a lawsuit against Dr. Reddy’s Laboratories, as well as other companies, related to ANDAs seeking marketing approval of a generic version of Kyrpolis. In addition, we have received paragraph IV certifications previously, including Par Pharmaceutical’s certification related to Merck’s NOXAFIL-IV product which Merck has settled. If any existing or future paragraph IV certification or other challenge related to our patent position is successful, it could result in lost revenues or limit our ability to enter into new licenses using the challenged patent.

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

We have restated our consolidated financial statements as of and for the year ended December 31, 2015 (including the third quarter within that year) and for the first and second quarters of fiscal year 2016 in order to correct certain accounting errors. For a description of the material weakness in our internal control over financial reporting identified by management in connection with the Restatement and management’s plan to remediate the material weakness, see “Part I, Item 4 - Controls and Procedures.” As a result of the Restatement, we have become subject to possible additional costs and risks, including (a) accounting and legal fees incurred in connection with the Restatement and (b) a possible loss of investor confidence. Further, we were subject to a shareholder lawsuit related to the Restatement which, if ratified, may be costly to defend and divert our management's attention from other operating matters. See "Part II, Item 1 - Legal Proceedings".

We have identified material weakness in our internal control over financial reporting that, if not remediated, could result in additional material misstatements in our financial statements.

As described in “Item 9A Controls and Procedures” of the Form 10-K filed with SEC on February 28, 2017, management concluded a control deficiency that represents a material weakness was not remediated at December 31, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the unremediated material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2016. Although management has since implemented new controls and process to remediate the material weakness, we do not believe these new controls have been in place for sufficient time for management to conclude the material weakness has been fully remediated at June 30, 2017. See “Part I, Item 4 - Controls and Procedures.”

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

From time to time, the Financial Accounting Standards Board, or FASB, either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our results of operations. For example, in May 2014, FASB issued a new accounting standard for revenue recognition-Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606-that supersedes most current revenue recognition guidance. The new guidance requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The new guidance becomes effective in fiscal 2018.

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

Impairment charges pertaining to goodwill, intangible assets, commercial license rights, equity method investments or other long-lived assets could have an adverse impact on our results of operations and the market value of our common stock.

The total purchase price pertaining to our acquisitions in recent years of CyDex, Metabasis, Pharmacopeia, Neurogen and OMT have been allocated to net tangible assets, identifiable intangible assets, in-process research and development and goodwill. To the extent the value of goodwill or identifiable intangible assets or other long-lived assets, including commercial license rights or equity method investments, become impaired, we will be required to incur material charges relating to the impairment. Any impairment charges could have a material adverse impact on our results of operations and the market value of our common stock.

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

Date:	August 8, 2017	By:	/s/ Matthew Korenberg
Matthew Korenberg
Vice President, Finance and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1	Royalty Agreement, dated May 31, 2017, by and between Ligand Pharmaceuticals Incorporated and Aziyo Med, LLC
10.2	Amended and Restated Interest Purchase Agreement, dated May 31, 2017, by and between Ligand Pharmaceuticals Incorporated and Cormatrix Cardiovascular, Inc.
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document