Form 10-Q/A
period 2017-11-01
LIGAND PHARMACEUTICALS INC
filed 2017-11-02
CIK 886163

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

EXPLANATORY NOTE

Ligand Pharmaceuticals Inc. (“Ligand” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011 (the “Original Form 10-Q”), originally filed with the Securities and Exchange Commission (the “Commission”) on August 8, 2011, in response to comments received from the Commission in connection with a request for confidential treatment of certain portions of Exhibit 10.27 to the Original Form 10-Q. Item 6 of Part II of the Original Form 10-Q is hereby amended to include an Exhibit Index and a revised redacted version of Exhibit 10.27, which is being filed herewith. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Except as described above, no other changes have been made to the Original Form 10-Q. This Amendment speaks as of the original filing date of the Original Form 10-Q and does not reflect any events that occurred at a date subsequent to the filing of the Original Form 10-Q or modify or update those disclosures therein in any way.

PART II.	OTHER INFORMATION

ITEM 6.	EXHIBITS

EXHIBIT INDEX

Exhibit Number	Description

10.27†	Supply Agreement dated June 13, 2011 by and between CyDex and Merck
31.3	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
† Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2017	By:	/s/ Matthew Korenberg
Matthew Korenberg Vice President, Finance and Chief Financial Officer Duly Authorized Officer and Principal Financial Officer

3