Form 10-Q
period 2017-09-30
LIGAND PHARMACEUTICALS INC
filed 2017-11-09
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2017, the registrant had 21,105,476 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2019 Convertible Senior Notes	$245.0 million aggregate principal amount of convertible senior unsecured notes due 2019
Amgen	Amgen, Inc.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Aziyo	Aziyo Med, LLC
CEO	Chief Executive Officer
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CorMatrix	CorMatrix Cardiovascular, Inc.
CVR	Contingent value right
Crystal	Crystal Bioscience, Inc.
CyDex	CyDex Pharmaceuticals, Inc.
Amended ESPP	Employee Stock Purchase Plan, as amended and restated
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
GAAP	Generally accepted accounting principles in the United States
IPR&D	In-Process Research and Development
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
LSA	Loan and Security Agreement
Metabasis	Metabasis Therapeutics, Inc.
MLA	Master License Agreement
NOLs	Net Operating Losses
OMT	OMT, Inc. or Open Monoclonal Technology, Inc.
Retrophin	Retrophin Inc.
Q3 2017	The Company's fiscal quarter ended September 30, 2017
Q3 2016	The Company's fiscal quarter ended September 30, 2016
SEC	Securities and Exchange Commission
Selexis	Selexis, SA
Viking	Viking Therapeutics

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$32,739	$18,752
Short-term investments	169,520	122,296
Accounts receivable	12,816	14,700
Note receivable from Viking	3,007	3,207
Inventory	5,007	1,923
Other current assets	1,112	2,175
Total current assets	224,201	163,053
Deferred income taxes	134,939	123,891
Investment in Viking	5,137	8,345
Intangible assets, net	196,578	204,705
Goodwill	72,207	72,207
Commercial license rights, net	23,721	25,821
Property and equipment, net	3,526	1,819
Other assets	2,028	1,744
Total assets	$662,337	$601,585
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,617	$2,734
Accrued liabilities	6,423	6,397
Current contingent liabilities	86	5,088
2019 Convertible Senior Notes, net	221,557	212,910
Total current liabilities	231,683	227,129
Long-term contingent liabilities	5,196	2,916
Other long-term liabilities	695	687
Total liabilities	237,574	230,732
Commitments and Contingencies
Equity component of currently redeemable convertible notes (Note 3)	21,597	29,563
Stockholders' equity:
Common stock, $0.001 par value; 33,333,333 shares authorized; 21,094,836 and 20,909,301 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	21	21
Additional paid-in capital	793,724	769,653
Accumulated other comprehensive income	3,335	2,743
Accumulated deficit	(393,914)	(431,127)
Total stockholders' equity	403,166	341,290
Total liabilities and stockholders' equity	$662,337	$601,585

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Royalties	$21,931	$15,698	$60,372	$39,842
Material sales	7,664	4,219	14,336	13,445
License fees, milestones and other revenues	3,780	1,702	15,930	17,500
Total revenues	33,375	21,619	90,638	70,787
Operating costs and expenses:
Cost of sales (1)	2,385	999	3,628	2,674
Amortization of intangibles	2,706	2,706	8,126	7,912
Research and development	4,759	5,898	18,254	14,813
General and administrative	7,032	6,550	20,904	20,858
Total operating costs and expenses	16,882	16,153	50,912	46,257
Income from operations	16,493	5,466	39,726	24,530
Other (expense) income:
Interest expense, net	(2,822)	(3,116)	(8,625)	(9,172)
Increase in contingent liabilities	(1,336)	(958)	(2,302)	(2,595)
Loss from Viking	(1,019)	(1,396)	(3,350)	(14,139)
Other income, net	755	1,215	1,117	2,107
Total other expense, net	(4,422)	(4,255)	(13,160)	(23,799)
Income before income taxes	12,071	1,211	26,566	731
Income tax (expense) benefit	(3,645)	(160)	(7,000)	28
Income from operations	8,426	1,051	19,566	759
Discontinued operations:
Gain on sale of Oncology Product Line before income taxes	—	—	—	1,139
Income tax expense on discontinued operations	—	—	—	(408)
Income from discontinued operations	—	—	—	731
Net income	$8,426	$1,051	$19,566	$1,490
Per share amounts:
Basic earnings per share data(2)
Income from continuing operations	$0.40	$0.05	$0.93	$0.04
Income from discontinued operations	—	—	—	0.04
Net income	$0.40	$0.05	$0.93	$0.07

Diluted earnings per share data (2)
Income from continuing operations	$0.36	$0.05	$0.84	$0.03
Income from discontinued operations	—	—	—	0.03
Net income	$0.36	$0.05	$0.84	$0.07

Shares used for computation (in thousands)
Basic	21,071	20,887	21,007	20,806
Diluted	23,551	22,997	23,262	22,742
(1) Excludes amortization of intangibles.
(2) The sum of net income per share amounts may not equal the totals due to rounding.

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income:	$8,426	$1,051	$19,566	$1,490
Unrealized net gain on available-for-sale securities, net of tax	605	978	628	367
Less: Reclassification of net realized gain included in net income, net of tax	(329)	(1,071)	(36)	(1,670)
Comprehensive income	$8,702	$958	$20,158	$187
See accompanying notes.

LIGAND PHARMACEUTICAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30,
	2017	2016
Operating activities
Net income	$19,566	$1,490
Less: income from discontinued operations	—	731
Income from continuing operations	19,566	759
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash change in estimated fair value of contingent liabilities	2,302	2,595
Realized gain on sale of short-term investment	(371)	(1,776)
Gain on disposal of assets	—	183
Depreciation and amortization	7,581	8,322
Amortization of premium (discount) on investments, net	88	510
Amortization of debt discount and issuance fees	8,647	8,130
Stock-based compensation	15,917	13,690
Deferred income taxes	6,855	347
Change in fair value of the Viking convertible debt receivable and warrants	(426)	(464)
Loss from equity method investment	3,350	14,139
Changes in operating assets and liabilities:
Accounts receivable	1,909	(411)
Inventory	(1,985)	(2,394)
Other current assets	399	(9)
Other long-term assets	—	(31)
Accounts payable and accrued liabilities	(2,649)	(3,079)
Other	1,075	1,497
Net cash provided by operating activities	62,258	42,008
Investing activities
Purchase of commercial license rights	—	(17,695)
Payments to CVR holders and other contingency payments	(4,998)	(7,055)
Purchases of property and equipment	(220)	(1,783)
Cash paid for acquisition, net of cash acquired	—	(92,504)
Purchase of short-term investments	(205,121)	(73,109)
Purchase of common stock in equity method investment	—	(1,000)
Purchase of Viking common stock and warrants	—	(700)
Proceeds received from repayment of Viking note receivable	200	300
Proceeds received from repayment of commercial license rights	2,859	—
Proceeds from sale of short-term investments	83,390	23,387
Proceeds from maturity of short-term investments	75,887	113,694
Net cash used in investing activities	(48,003)	(56,465)
Financing activities
Net proceeds from stock option exercises and ESPP	3,864	4,608
Taxes paid related to net share settlement of equity awards	(4,132)	(999)
Net cash (used in) provided by financing activities	(268)	3,609
Net increase (decrease) in cash and cash equivalents	13,987	(10,848)
Cash and cash equivalents at beginning of period	18,752	97,428
Cash and cash equivalents at end of period	$32,739	$86,580

Supplemental disclosure of cash flow information
Interest paid	$1,838	$1,838
Taxes paid	145	36
Supplemental schedule of non-cash activity
Stock issued for acquisition, net of issuance cost	—	(77,330)
Unsettled repurchase of common stock	—	(1,554)
Stock and warrant received for repayment of Viking notes receivable	—	1,200
Accrued fixed asset purchases	1,700	—
Accrued inventory purchases	499	—
Unrealized gain (loss) on AFS investments	628	(271)
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

Short-term Investments
The Company's investments consist of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017				December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Short-term investments
Bank deposits	$77,307	$12	$(5)	$77,314	$40,715	$19	$—	$40,734
Corporate bonds	50,833	3	(34)	50,802	11,031	—	(5)	11,026
Commercial paper	23,176	3	(2)	23,177	33,074	2	(9)	33,067
U.S. Government bonds	8,490	2	(6)	8,486	7,508	—	(1)	7,507
Agency bonds	4,977	—	—	4,977	7,294	1	—	7,295
Municipal bonds	2,020	—	(8)	2,012	19,624	—	(11)	19,613
Corporate equity securities	254	2,498	—	2,752	1,512	1,542	—	3,054
	$167,057	$2,518	$(55)	$169,520	$120,758	$1,564	$(26)	$122,296

Inventory

Inventory, which consists of finished goods, is stated at the lower of cost or market value. The Company determines cost using the first-in, first-out method.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Indefinite lived intangible assets
IPR&D	$12,246	$12,246
Goodwill	72,207	72,207
Definite lived intangible assets
Complete technology	182,577	182,577
Less: Accumulated amortization	(19,710)	(12,792)
Trade name	2,642	2,642
Less: Accumulated amortization	(883)	(784)
Customer relationships	29,600	29,600
Less: Accumulated amortization	(9,894)	(8,784)
Total goodwill and other identifiable intangible assets, net	$268,785	$276,912

Commercial License Rights

Commercial license rights consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
CorMatrix	$15,190	$17,284
Selexis	8,531	8,537
	$23,721	$25,821

Commercial license rights represent a portfolio of future milestone and royalty payment rights acquired from Selexis in April 2013 and April 2015 and CorMatrix in May 2016. Individual commercial license rights acquired are carried at allocated cost and approximate fair value.

In May 2017, the Company entered into a Royalty Agreement with Aziyo pursuant to which the Company will receive royalties from certain marketed products that Aziyo acquired from CorMatrix. Pursuant to the Royalty Agreement, the Company received $5 million in June 2017 and is scheduled to receive another $5 million by the end of 2017 from Aziyo to buydown the royalty rates on the products CorMatrix sold to Aziyo. The Royalty Agreement closed on May 31, 2017, in connection with the closing of the asset sale from CorMatrix to Aziyo (the “CorMatrix Asset Sale”). Pursuant to the Royalty Agreement, the Company will receive a 5% royalty on the products Aziyo acquired in the CorMatrix Asset Sale, reduced from the original 20% royalty from CorMatrix pursuant to the previously disclosed Interest Purchase Agreement, dated May 3, 2016 (the “Original Interest Purchase Agreement”) between CorMatrix and the Company. In addition, Aziyo has agreed to pay the Company up to $10 million of additional milestones tied to cumulative net sales of the products Aziyo acquired in the CorMatrix Asset Sale and to extend the term on these royalties by one year. The Royalty Agreement will terminate on May 31, 2027. In addition, in May 2017, the Company entered into an amended and restated interest purchase agreement (the “Amended Interest Purchase Agreement”) with CorMatrix, which supersedes in its entirety the Original Interest Purchase Agreement. Other than removing the commercial products sold to Aziyo in the CorMatrix Sale, the terms of the Amended Interest Purchase Agreement remain unchanged with respect to the CorMatrix developmental pipeline products, including the royalty rate of 5% on such pipeline products. The Amended Interest Purchase Agreement will terminate 10 years from the date of the first commercial sale of such products.

The Company accounts for the CorMatrix commercial license right as a financial asset in accordance with ASC 310 and amortizes the commercial license right using the 'effective interest' method whereby the Company forecasts expected cash flows over the term of the arrangement to arrive at an annualized effective interest. The annual effective interest associated with the forecasted cash flows from the Royalty Agreement with Aziyo as of September 30, 2017 is 26%. Revenue is calculated by multiplying the carrying value of the commercial license right by the effective interest. The royalty payments received for the three and nine months ended September 30, 2017, including the $5 million received in June 2017, were accordingly allocated between revenue and the amortization of the commercial license rights.

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

The error resulted in an understatement of 2016 and Q1 2017 revenue of $1.3 million and $0.4 million respectively, and an understatement of 2016 and Q1 2017 net income of $0.8 million, or $0.04 per diluted share, and net income of $0.3 million, or $0.01 per diluted share, respectively. The correction of the error in Q2 2017 does not have any impact for the three months ended September 30, 2017, however it resulted in an overstatement of revenue of $1.3 million, and $0.8 million or $0.04 per diluted share for the nine months ended September 30, 2017.

Equity-Method Investment

The Company has approximately 22.1% equity ownership in Viking as of September 30, 2017. The Company records its investment in Viking under the equity method of accounting. The investment is subsequently adjusted for the Company’s share of Viking's operating results, and if applicable, cash contributions and distributions. The market value of the Company's equity investment in Viking was $12.0 million as of September 30, 2017. The Company also has outstanding warrants to purchase 1.5 million shares of Viking's common stock at an exercise price of $1.50 per share at September 30, 2017. The Company recorded the warrants at the fair value of $1.1 million and $0.7 million at September 30, 2017 and December 31, 2016, respectively. See Note 2 Fair Value Measurement for details.

In addition, the Company currently has an active MLA with Viking, under which the Company licensed to Viking the rights to five programs. The Company is entitled to receive contingent event-based payments and royalties from Viking based on the progression and eventual sale of any products being developed by Viking under the MLA. No such payment was earned or recognized during the three and nine months ended September 30, 2017 and 2016.

The Company also has a convertible note receivable from Viking under the LSA. Under the terms of the LSA, the principal amount outstanding accrues interest at a fixed rate of 2.5%. On May 8, 2017, the Company entered into an amendment to the LSA, which amends to, among other things, (i) extend the maturity date of the outstanding convertible notes receivable under the LSA from May 21, 2017 to May 21, 2018 and (ii) caused Viking to pay the Company $0.2 million, which reduced first the accrued and unpaid interest and second the unpaid principal amount on the Viking Note by $0.50 for each $1.00 of value. The Company elected to record the convertible notes at fair value, which was $3.0 million and $3.2 million at September 30, 2017 and December 31, 2016, respectively. See Note 2 Fair Value Measurement for details.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2017	2016
Compensation	$2,479	$2,603
Professional fees	634	829
Amounts owed to former licensees	457	899
Royalties owed to third parties	1,000	942
Deferred revenue	1,075	—
Other	778	1,124
Total accrued liabilities	$6,423	$6,397

Stock-Based Compensation

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. The following table summarizes stock-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock-based compensation expense as a component of:
Research and development expenses	$2,394	$2,845	$8,260	$6,112
General and administrative expenses	2,854	2,486	7,657	7,578
	$5,248	$5,331	$15,917	$13,690

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Risk-free interest rate	2.0%	1.3%	2.1%	1.5%
Dividend yield	—	—	—	—
Expected volatility	47%	49%	47%	50%
Expected term	6.5	6.7	6.8	6.6

Lease Obligations

The Company describes its operating lease obligations in Note 5 to the financial statements in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2016. There were no significant changes in the Company's operating lease commitments during the first nine months of 2017.

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

Upon the occurrence of certain circumstances, holders of the 2019 Convertible Senior Notes may redeem all or a portion of their notes, which may require the use of a substantial amount of cash. At September 30, 2017, we had a working capital deficit of $7.5 million, which includes the 2019 Convertible Senior notes that are currently redeemable as of September 30, 2017 but excludes another $21.6 million that is classified as mezzanine equity. As noted in Note 3, the debt may change from current to non-current period over period, primarily as a result of changes in the Company’s stock price. Management believes that it is remote that holders of the notes would choose to convert their notes early because the fair value of the security that a noteholder can currently realize in an active market is greater than the conversion value the noteholder would realize upon early conversion. In the unlikely event that all the debt was converted, we have three business days following a 50 trading day observation period from the convert date to pay the principal in cash. We have positive operating income and positive cash flow from operations since December 31, 2013 and, accordingly, while there can be no assurance, we believe we have the ability to raise additional capital through an S-3 registration or via alternative financing arrangements such as convertible or straight debt.

Income Per Share

Basic income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares consist of shares issuable under 2019 Convertible Senior Notes and the associated warrants, stock options and restricted stock. The 2019 Convertible Senior Notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the notes. The warrants have a dilutive effect to the extent the market price per share of common stock exceeds the applicable exercise price of the warrants. Potentially dilutive common shares from stock options and restricted stock are determined using the average share price for each period under the treasury stock method. In addition, proceeds from exercise of stock options and the average amount of unrecognized compensation expense for restricted stock are assumed to be used to repurchase shares. In loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Weighted average shares outstanding:	21,070,678	20,886,705	21,006,718	20,805,604
Dilutive potential common shares:
Restricted stock	79,222	134,008	140,340	102,282
Stock options	1,019,342	792,474	980,461	788,106
2019 Convertible Senior Notes	1,334,357	1,184,092	1,118,456	1,046,257
Warrants	47,646	—	15,882	—
Shares used to compute diluted income per share	23,551,245	22,997,279	23,261,857	22,742,249
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	255,101	3,540,806	2,531,219	3,522,063

2. Fair Value Measurements

The following table presents the Company's hierarchy for assets and liabilities measured at fair value.

	September 30, 2017				December 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments(1)	$2,753	$166,767	$—	$169,520	$3,054	$119,242	$—	$122,296
Note receivable Viking (2)	—	—	3,007	3,007	—	—	3,207	3,207
Investment in warrants (3)	1,110	—	—	1,110	684	—	—	684
Total assets	$3,863	$166,767	$3,007	$173,637	$3,738	$119,242	$3,207	$126,187
Liabilities:
Current contingent liabilities-CyDex (4)	$—	$—	$86	$86	$—	$—	$101	$101
Long-term contingent liabilities-CyDex (4)	—	—	1,503	1,503	—	—	1,503	1,503
Long-term contingent liabilities-Metabasis (5)	—	3,693	—	3,693	—	1,413	—	1,413
Liability for amounts owed to former licensees(6)	413	—	—	413	371	—	—	371
Total liabilities	$413	$3,693	$1,589	$5,695	$371	$1,413	$1,604	$3,388

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

(2)
The fair value of the convertible note receivable from Viking was determined using a probability weighted option pricing model using a lattice methodology. The fair value is subjective and is affected by certain significant input to the valuation model such as the estimated volatility of the common stock, which was estimated to be 75% at September 30, 2017. Changes in these assumptions may materially affect the fair value estimate.

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

The following table represents significant unobservable inputs used in determining the fair value of contingent liabilities assumed in the acquisition of CyDex:

	September 30, 2017	December 31, 2016
Revenue volatility	25%	25%
Average probability of commercialization	12.5%	12.5%
Market price of risk	0.03	0.03
Credit rating	BB	BB
Equity risk premium	6%	6%

We received a $0.2 million repayment on the Viking note in Q3 2017. There was no other significant change in estimated fair value of the Viking note receivable and contingent consideration during the nine months ended September 30, 2017.

Other Fair Value Measurements

2019 Convertible Senior Notes

In August 2014, the Company issued $245.0 million aggregate principal amount of its 2019 Convertible Senior Notes. The Company uses a quoted rate in a market that is not active, which is classified as a Level 2 input, to estimate the current fair value of its 2019 Convertible Senior Notes. The estimated fair value of the 2019 Senior Convertible Notes was $447.0 million as of September 30, 2017. The carrying value of the notes does not reflect the market rate. Additionally, at the time of the convertible notes issuance, the Company entered into convertible bond hedges, which is not required to be measured or disclosed at fair value, to offset the impact of potential dilution to the Company's common stock upon the conversion of the notes. See Note 3 Convertible Senior Notes for additional information about the convertible notes and the bond hedges.

Viking

The Company records its investment in Viking under the equity method of accounting. See Note 1 Significant Accounting Policies for the fair value of the Company's equity investment in Viking.

3. Convertible Senior Notes

As of September 30, 2017, the Company had outstanding $245.0 million principal amount of 0.75% Convertible Senior Notes due August 15, 2019.

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

As of September 30, 2017, the Company's last reported sale price has exceeded the 130% threshold described above and accordingly the Convertible Notes have been classified as a current liability as of September 30, 2017. As a result, the related unamortized discount of $21.6 million was classified as temporary equity component of currently redeemable convertible notes on the Company's Condensed Consolidated Balance Sheet. The determination of whether or not the Convertible Notes are convertible as described above is made each quarter until maturity, conversion or repurchase. It is possible that the Convertible Notes may not be convertible in future periods, in which case the Convertible Notes would be classified as long-term debt, unless one of the other conversion events described above were to occur.

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

The 2019 Convertible Senior Notes will have a dilutive effect to the extent the average market price per share of the Company's common stock for a given reporting period exceeds the conversion price of $75.05 per share. As of September 30, 2017, the “if-converted value” exceeded the principal amount of the 2019 Convertible Senior Notes by $199.5 million.

Convertible Bond Hedge and Warrant Transactions

In August 2014, the Company entered into convertible bond hedges and sold warrants covering 3,264,643 shares of its common stock to minimize the impact of potential dilution to the Company's common stock upon conversion of the 2019 Convertible Senior Notes. The convertible bond hedges have an exercise price of $75.05 per share and are exercisable when and if the 2019 Convertible Senior Notes are converted. If upon conversion of the 2019 Convertible Senior Notes, the price of the Company's common stock is above the exercise price of the convertible bond hedges, the counterparties will deliver shares of common stock and/or cash with an aggregate value approximately equal to the difference between the price of common stock at the conversion date and the exercise price, multiplied by the number of shares of common stock related to the convertible bond hedge transaction being exercised. The convertible bond hedges and warrants described below are separate transactions entered into by the Company and are not part of the terms of the 2019 Convertible Senior Notes. Holders of the 2019 Convertible Senior Notes and warrants will not have any rights with respect to the convertible bond hedges. The Company paid $48.1 million for these convertible bond hedges and recorded the amount as a reduction to additional paid-in capital.

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

The following table summarizes information about the equity and liability components of the 2019 Convertible Senior Notes (in thousands).

	September 30, 2017	December 31, 2016
2019 Convertible Senior Notes
Principal amount outstanding	$245,000	$245,000
Unamortized discount (including unamortized debt issuance cost)	(23,443)	(32,090)
Total current portion of notes payable	$221,557	$212,910

4. Income Tax

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three and nine months ended September 30, 2017 was 30% and 26%. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to tax deductions related to stock award activities which were recorded as discrete items in the quarter. For the three and nine months ended September 30, 2016, the variance from the U.S. federal statutory rate of 35% was primarily as a result of significant permanent book-to-tax differences and state taxes. The permanent differences include non-taxable contingent consideration income (expense) recorded related to the change in market value of contingent liabilities.

5. Stockholders’ Equity

The Company grants options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 8, Stockholders' Equity, of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

The following is a summary of the Company’s stock option and restricted stock activity and related information:

	Stock Options		Restricted Stock Awards
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2016	1,754,275	$42.12	308,700	$86.61
Granted	202,553	102.43	69,064	101.97
Options exercised/RSUs vested	(120,823)	31.85	(102,810)	81.74
Forfeited	(3,044)	79.74	(966)	89.01
Balance as of September 30, 2017	1,832,961	$49.41	273,988	$92.30

As of September 30, 2017, outstanding options to purchase 1.4 million shares were exercisable with a weighted average exercise price per share of $37.49.

Employee Stock Purchase Plan

The price at which common stock is purchased under the Amended ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the nine months ended September 30, 2017, approximately 2,232 shares were issued under the Amended ESPP. As of September 30, 2017, 68,065 shares were available for future purchases under the Amended ESPP.

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

7. Subsequent Event

Acquisition of Crystal

In October 2017, the Company acquired Crystal, a biotech company focused in avian genetics and the generation of fully-human therapeutic engineering of animals for the generation of fully-human therapeutic antibodies. Crystal is specialized in the area of antibody research with its HuMab technology. The acquisition is expected to provide additional transgenic antibody discovery platform complementary to Ligand’s OmniAb technology and with an in-house antibody discovery laboratory to service R&D needs through contracted service.

Under the terms of the agreement, Ligand paid Crystal shareholders $25 million in cash and up to an additional $10.5 million based on Crystal’s achievement of certain research and business milestones prior to December 31, 2019. In addition, Crystal’s shareholders will receive ten percent (10%) of revenues above $15 million generated between the closing date and December 31, 2022 by three existing collaboration agreements between Crystal and three of its collaborators, and Crystal’s shareholders will receive twenty percent (20%) of revenues above $1.5 million generated between the closing date and December 31, 2022 pursuant to a fourth existing collaboration agreement with a large pharmaceutical company.

Due to the close proximity of the acquisition date and the Company’s filing of its interim report on Form 10-Q for the three- and nine-month periods ended September 30, 2017, the initial accounting for the business combination is incomplete, and therefore the Company is unable to disclose the information required by ASC 805, Business Combinations. Such information will be included in the Company’s subsequent annual report on Form 10-K for the year ending December 31, 2017.

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

Overview

We are a biopharmaceutical company focused on developing and acquiring technologies that help pharmaceutical companies discover and develop medicines. Over our 30 year history, we have employed research technologies such as nuclear receptor assays, high throughput computer screening, formulation science, liver targeted pro-drug technologies and antibody discovery technologies to assist companies in their work toward securing prescription drug approvals. We currently have partnerships and license agreements with over 95 pharmaceutical and biotechnology companies, and over 160 different programs under license with us are currently in various stages of commercialization and development. We have contributed novel research and technologies for approved medicines that treat cancer, osteoporosis, fungal infections and low blood platelets, among others. Our partners have programs currently in clinical development targeting seizure, coma, cancer, diabetes, cardiovascular disease, muscle wasting, liver disease, and kidney disease, among others. We have over 800 issued patents worldwide and over 200 currently pending patent applications.

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

Portfolio Program Updates

Promacta®/Revolade®

•	Novartis reported third quarter 2017 net sales of Promacta/Revolade (eltrombopag) of $227 million, a $59 million or 35% increase over the same period in 2016.

•
Novartis announced long-term study results supporting the positive safety and efficacy of Revolade (eltrombopag) in adults with chronic/persistent (6 or more months from diagnosis) immune (idiopathic) thrombocytopenia (ITP) were published online in Blood. The EXTEND study found that a majority of patients maintained a substantial clinical response and many no longer needed concomitant ITP medications.

•	Novartis highlighted the product in abstracts for the upcoming 59th American Society of Hematology (ASH) annual meeting.

Kyprolis® (carfilzomib), an Amgen Product Utilizing Captisol

•
On October 25, 2017, Amgen reported third quarter net sales of Kyprolis (carfilzomib) of $207 million, a $24 million or 13% increase over the same period in 2016. On November 6, 2017, Ono Pharmaceutical Company reported Kyprolis sales in Japan of approximately $13.1 million for the most recent quarter.

•
On October 23, 2017, Amgen announced top-line results of the Phase 3 ARROW trial, which showed Kyprolis administered once-weekly at the 70 mg/m2 dose with dexamethasone allowed relapsed and refractory multiple myeloma patients to live 3.6 months longer without their disease worsening than Kyprolis administered twice-weekly at the 27 mg/m2 dose with dexamethasone.

•
On August 30, 2017, Amgen announced that the FDA accepted a supplemental New Drug Application (sNDA) based on the overall survival (OS) data from the Phase 3 head-to-head ENDEAVOR trial demonstrating that Kyprolis and dexamethasone (Kd) reduced the risk of death by 21 percent and increased OS by 7.6 months versus Velcade® (bortezomib)

and dexamethasone (Vd) in patients with relapsed or refractory multiple myeloma (median OS 47.6 months for Kd versus 40.0 months for Vd, HR=0.79; p=0.01). The FDA has set an action date of April 30, 2018.

•
On July 12, 2017, Amgen announced positive results from final analysis of the Phase 3 ASPIRE trial, showing the study met the key secondary endpoint of OS, demonstrating that Kyprolis, lenalidomide and dexamethasone (KRd) reduced the risk of death by 21% over lenalidomide and dexamethasone alone.

Additional Pipeline and Partner Developments

•
Sage Therapeutics announced positive top-line results from two Phase 3 trials of brexanolone in severe postpartum depression (PPD) and in moderate PPD. Sage plans to file a New Drug Application (NDA) with the FDA in 2018.

•	Spectrum Pharmaceuticals reported third quarter 2017 net sales of EVOMELA of $10.5 million.

•	CASI Pharmaceuticals announced that China’s Food and Drug Administration granted priority review for CASI’s import drug registration clinical trial application for EVOMELA.

•
Melinta Therapeutics announced a merger with NASDAQ-listed Cempra, Inc. to form a company focused on developing and commercializing important anti-infective therapies including recently-approved Baxdela.

•
Melinta Therapeutics announced that its commercialization and distribution agreement with Eurofarma Laboratórios for delafloxacin (Baxdela in the U.S.) had been expanded to include 19 countries in South and Central America and the Caribbean.

•	Zydus Cadila announced that it received approval to market its bevacizumab biosimilar in India and subsequently launched the drug, which is marketed as Bryxta.

•
Exelixis announced that Daiichi Sankyo reported positive top-line results from a phase 3 pivotal trial of esaxerenone in patients with essential hypertension in Japan and that a Japanese regulatory application is expected to be submitted in the first quarter of 2018.

•
Retrophin announced that it presented new data from the open label extension portion of the Phase 2 DUET study of sparsentan for the treatment of focal segmental glomerulosclerosis (FSGS) at the American Society of Nephrology Kidney Week 2017.

•	Aldeyra Therapeutics announced positive results from a Phase 2a clinical trial of topical ocular ADX-102 in patients with dry eye disease.

•	Aldeyra Therapeutics announced it will present data from its Phase 2 clinical trial in noninfectious anterior uveitis at the American Uveitis Society Fall Meeting.

•	Viking Therapeutics announced enrollment completion in the ongoing Phase 2 clinical trial of VK5211 in patients who recently suffered a hip fracture.

•
Viking Therapeutics announced results of gene expression analysis from its in vivo study of VK2809 in Non-Alcoholic Steatohepatitis (NASH) and presented data at the Annual Meeting of the American Association for the Study of Liver Diseases.

•	Viking Therapeutics announced presentation of data from an in vivo proof-of-concept study of VK2809 in Glycogen Storage Disease Ia at the 13th International Congress of Inborn Errors of Metabolism.

•
Viking Therapeutics announced positive top-line results from a 25-week proof-of-concept study of VK0214 in an in vivo model of X-linked adrenoleukodystrophy (X-ALD) and presented data at the 87th Annual Meeting of the American Thyroid Association.

•	Sermonix Pharmaceuticals announced completion of a financing round to fund a Phase 2 clinical trial of lasofoxifene in Estrogen Receptor Positive (ER+) Metastatic Breast Cancer.

•	Opthea announced further positive results from its Phase 1/2a clinical trial of OPT-302 for wet age-related macular degeneration (wet AMD).

•
CStone Pharmaceuticals announced that it received Clinical Trial Application approval from the China Food and Drug Administration to conduct clinical trials in China with CS1001, an OmniAb-derived full-length anti-PDL1 monoclonal antibody.

•
Aptevo Therapeutics announced that it had presented new preclinical data on OmniAb-derived APVO436 at the World Bispecific Summit and also at the AACR-NCI-EORTC Molecular Targets and Cancer Therapeutics 2017 annual meeting.

•	HanAll Biopharma, an OmniAb partner, announced entering into a strategic collaboration with Harbour BioMed to develop novel biologic therapies in greater China.

•	ARMO BioSciences, an OmniAb partner, announced a $67 million Series C-1 financing to fund their immunotherapy pipeline.

•	Immunoprecise Antibodies, an OmniAb Contract Research Organization (CRO), announced recent success in conducting OmniAb antibody-generation projects for Aptevo Therapeutics and Tizona Therapeutics.

•
A paper was published by Ligand scientists in the journal MAbs, entitled "Chickens with humanized immunoglobulin genes generate antibodies with high affinity and broad epitope coverage to conserved targets", highlighting the use of OmniChicken in antibody drug discovery.

Internal Glucagon Receptor Antagonist (GRA) Program

•
In September 2017, Ligand presented positive top-line results from its Phase 2 clinical study evaluating the efficacy and safety of LGD-6972, as an adjunct to diet and exercise, in subjects with type 2 diabetes mellitus (T2DM) inadequately controlled on metformin monotherapy. The study achieved statistical significance (p < 0.0001) in the primary endpoint of change from baseline in hemoglobin A1c (HbA1c) after 12 weeks of treatment at all doses tested, demonstrating a robust, dose-dependent reduction in HbA1c of 0.90%, 0.92% and 1.20% with 5 mg, 10 mg and 15 mg of LGD-6972, respectively, compared to a 0.15% reduction with placebo. LGD-6972 was safe and well tolerated, with no drug-related serious adverse events and no dose dependent changes in lipids (including total cholesterol, LDL cholesterol, HDL cholesterol, and triglycerides), body weight or blood pressure after 12 weeks of treatment.

New Licensing Deals

•
Ligand announced receipt of a $2 million payment from WuXi Biologics subsequent to their licensing of exclusive rights to the anti-PD-1 antibody GLS-010 to Arcus Biosciences in North America, Europe, Japan and certain other territories. Ligand is also entitled to future milestones and royalties from this antibody.

•
Ligand announced a commercial license and supply agreement with Amgen granting rights to use Captisol in the formulation of AMG 330, an anti-CD33 x anti-CD3 (BiTE®) bispecific antibody construct. Ligand is eligible to receive milestone payments, royalties and revenue from Captisol material sales related to AMG 330.

•	Ligand entered into Captisol Clinical Use Agreements with both Syros Pharmaceuticals and Vaxxas Inc.

Recent Acquisition

•
In October 2017, Ligand acquired Crystal Bioscience and its OmniChicken antibody discovery technology for $25 million cash at closing, up to $10.5 million of success-based milestones and revenue sharing from existing licensees for a defined period. The acquisition initially added four Shots on Goal to Ligand’s portfolio, and the OmniChicken technology may be utilized by multiple current OmniAb partners as they seek to develop antibodies for difficult-to-address epitopes.

Results of Operations

Revenue

(Dollars in thousands)	Q3 2017	Q3 2016	Change	% Change	YTD 2017	YTD 2016	Change	% Change
Royalties	$21,931	$15,698	$6,233	40%	$60,372	$39,842	$20,530	52%
Material sales	7,664	4,219	3,445	82%	14,336	13,445	891	7%
License fees, milestones and other revenue	3,780	1,702	2,078	122%	15,930	17,500	(1,570)	(9)%
Total revenue	$33,375	$21,619	$11,756	54%	$90,638	$70,787	$19,851	28%

Q3 2017 vs. Q3 2016

Total revenue increased $11.8 million, or 54%, to $33.4 million in Q3 2017 compared to $21.6 million in Q3 2016. Royalty revenue increased $6.2 million, or 40%, primarily due to an increase in Promacta, Kyprolis and Evomela royalties. Material sales increased due to timing of customer purchases of Captisol for use in clinical trials and in commercialized products. The increase in license fees, milestones and other revenue is due primarily to the timing of recognition for individual milestones.

YTD 2017 vs YTD 2016

Total revenue increased $19.9 million, or 28%, to $90.6 million in the first nine months of 2017 compared to $70.8 million in the first nine months of 2016. Royalty revenue increased $20.5 million, or 52%, primarily due to an increase in Promacta, Kyprolis and Evomela royalties. Material sales increased due to timing of customer purchases of Captisol for use in clinical trials and in commercialized products. License fees, milestones and other revenue decreased primarily due to the timing of recognition for individual milestones.

Operating Costs and Expenses

(Dollars in thousands)	Q3 2017	% of Revenue	Q3 2016	% of Revenue	YTD 2017	% of Revenue	YTD 2016	% of Revenue
Costs of sales	$2,385		$999		$3,628		$2,674
Amortization of intangibles	2,706		2,706		8,126		7,912
Research and development	4,759		5,898		18,254		14,813
General and administrative	7,032		6,550		20,904		20,858
Total operating costs and expenses	$16,882	51%	$16,153	75%	$50,912	56%	$46,257	65%

Q3 2017 vs. Q3 2016

Total operating costs and expenses as a percentage of total revenue decreased in Q3 2017 compared to Q3 2016. Total revenue for Q3 2017 increased $11.8 million or 54% while total operating costs and expenses for that quarter decreased $0.7 million. Research and development expenses decreased due to timing of internal development costs offset by an increase in headcount related expenses including stock-based compensation. General and administrative expenses increased primarily due to an increase in legal expenses.

YTD 2017 vs. YTD 2016

Total operating costs and expenses as a percentage of total revenue decreased in the first nine months of 2017 compared to the same period in 2016. Total revenue for the first nine months of 2017 increased $19.9 million or 28% while operating costs and expenses for that period increased $4.7 million. Research and development expenses increased due to timing of internal development costs as well as an increase in stock based compensation.

Other Income (Expense)

(Dollars in thousands)	Q3 2017	Q3 2016	Change	YTD 2017	YTD 2016	Change
Interest expense, net	$(2,822)	$(3,116)	$294	$(8,625)	$(9,172)	$547
Increase in contingent liabilities	(1,336)	(958)	(378)	(2,302)	(2,595)	293
Loss from Viking	(1,019)	(1,396)	377	(3,350)	(14,139)	10,789
Other income, net	755	1,215	(460)	1,117	2,107	(990)
Total other expense, net	$(4,422)	$(4,255)	$(167)	$(13,160)	$(23,799)	$10,639

Interest expense, net consisted primarily of accretion of discount on our 2019 Convertible Senior Notes. Increase in contingent liabilities primarily relates to the increase in fair value of certain CVRs associated with our Metabasis acquisition.  Loss from Viking is a result of the Company's ownership interest in Viking's operating results accounted for under the equity method and the decrease in the book value of the Company's investment in Viking of $10.0 million in Q2 2016 as a result of the Company's decreased ownership percentage in Viking after Viking's financing. Other income, net consists primarily of short term investment transactions and the change in fair market value of Viking warrants.

Income Tax Expense

(Dollars in thousands)	Q3 2017	Q3 2016	Change	YTD 2017	YTD 2016	Change
Income before income taxes	$12,071	$1,211	$10,860	$26,566	$731	$25,835
Income tax expense	(3,645)	(160)	(3,485)	(7,000)	28	(7,028)
Income from operations	$8,426	$1,051	$7,375	$19,566	$759	$18,807
Effective tax rate	30.2%	13.2%		26.3%	(3.8)%

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

Our effective tax rate for the third quarter of fiscal 2017 was approximately 30%. Excluding discrete tax items primarily related to stock-based compensation tax benefits resulting from the adoption of ASU 2016-09, our effective tax rate for the period was 38% and did not differ significantly from the federal statutory rate of 35%.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenue, and operating lease transactions.

We had net income of $8.4 million for the quarter ended September 30, 2017. As of September 30, 2017, our cash, cash equivalents and marketable securities totaled $202.3 million, and we had a working capital deficit of $7.5 million. We believe that our currently available funds, cash generated from operations as well as existing sources of and access to financing will be sufficient to fund our anticipated operating, capital requirements and debt service requirement. We expect to build cash in future months as we continue to generate significant cash flow from royalty, license and milestone revenue and Captisol material sales primarily driven by continued increases in Promacta and Kyprolis sales, recent product approvals and regulatory developments, as well as revenue from anticipated new licenses and milestones. In addition, we anticipate that our liquidity needs can be met through other sources, including sales of marketable securities, borrowings through commercial paper and/or syndicated credit facilities and access to other domestic and foreign debt and equity markets.

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

Borrowings and Other Liabilities

2019 Convertible Senior Notes

We have convertible debt outstanding as of September 30, 2017 related to our 2019 Convertible Senior Notes. In August 2014, we issued $245.0 million aggregate principal amount of convertible senior unsecured notes. The 2019

Convertible Senior Notes are convertible into common stock upon satisfaction of certain conditions. Interest of 0.75% per year is payable semi-annually on August 15th and February 15th through the maturity of the notes in August 2019.

Repurchases of Common Stock
In September 2015, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock from time to time over a period of up to three years. We did not repurchase any shares of common stock during Q3 2017. As of September 30, 2017, $195.6 million remains available for repurchase under the authorized program.
Contingent Liabilities

Metabasis

In connection with the acquisition of Metabasis in January 2010, we entered into four CVR agreements with Metabasis shareholders. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. The fair value of the liability at September 30, 2017 was 3.7 million, and as of December 31, 2016 was $1.4 million.
Leases and Off-Balance Sheet Arrangements

We lease our office facilities under operating lease arrangements with varying terms through April 2023. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases of 3.0%. We had no off-balance sheet arrangements at September 30, 2017 and December 31, 2016.

Cash Flows

(Dollars in thousands)	YTD 2017	YTD 2016
Net cash provided by (used in):
Operating activities	$62,258	$42,008
Investing activities	(48,003)	(56,465)
Financing activities	(268)	3,609
Net increase (decrease) in cash and cash equivalents	$13,987	$(10,848)

During the first nine months of 2017, we generated cash from operations, from issuance of common stock under employee stock plans and from net proceeds from the sale and maturity of short term investments. During the same period we used cash for investing activities, including payments to CVR holders. We also used cash to pay taxes related to net share settlement of equity awards.

During the first nine months of 2016, we generated cash from operations, from issuance of common stock under employee stock plans and from net proceeds from the sale and maturity of short term investments. During the same period we used cash for investing activities, including payments made to acquire OMT and commercial license rights from CorMatrix, payments to CVR holders and capital expenditures.

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

Investment Portfolio Risk
At September 30, 2017, our investment portfolio included investments in available-for-sale equity securities of $169.5 million. These securities are subject to market risk and may decline in value based on market conditions. Due to the short-term duration of our investment portfolio and low risk profile of our investments, a 10% increase in interest rates would not have material effect on the fair value of our portfolio.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2017. Based upon and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in reports we file or submit pursuant to the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. This conclusion was based on the unremediated material weakness in our internal control over financial reporting at September 30, 2017 as further described below.

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

While we continue to strive to improve the respective process and controls over management supervision and review of certain technical tax accounting prepared by third parties, we do not believe the new controls have been functioning for sufficient time for management to conclude the material weakness has been remediated at September 30, 2017.

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

Except for the changes mentioned above, there have not been any changes in our internal control over financial reporting during the third quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Generally, our success will depend on our ability and the ability of our partners to obtain and maintain patents and other intellectual property rights for our and their potential products.  Our patent position is uncertain and involves complex legal and technical questions for which legal principles are unresolved.  Even if we or our partners do obtain patents, such patents may not adequately protect the technology we own or have licensed. For example, in June 2017, we received a paragraph IV certification from Dr. Reddy’s Laboratories advising us that it had filed an ANDA with the FDA seeking approval to market a generic version of Amgen’s Kyprolis product. The paragraph IV certification alleges that our U.S. Patent No. 9,493,582 related to Captisol is invalid and/or will not be infringed by the manufacture, use or sale of the product for which the ANDA was submitted. Amgen has disclosed that it has filed a lawsuit against Dr. Reddy’s Laboratories, as well as other companies, related to ANDAs seeking marketing approval of a generic version of Kyrpolis. Also, in October 2017, we received a paragraph IV certification from Aurobindo Pharma USA Inc. advising us that it had filed an ANDA with the FDA seeking approval to market a generic version of Amgen’s Kyprolis product. The Aurobindo paragraph IV certification similarly alleges that our U.S. Patent No. 9,493,582 related to Captisol is invalid and/or will not be infringed by the manufacture, use or sale of the product for which the ANDA was submitted. In addition, we have received paragraph IV certifications previously, including Par Pharmaceutical’s certification related to Merck’s NOXAFIL-IV product which Merck has settled. If any existing or future paragraph IV certification or other challenge related to our patent position is successful, it could result in lost revenues or limit our ability to enter into new licenses using the challenged patent.

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

Date:	November 9, 2017	By:	/s/ Matthew Korenberg
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