Form 10-Q
period 2018-06-30
LIGAND PHARMACEUTICALS INC
filed 2018-08-08
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2018, the registrant had 21,103,841 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2019 Notes	$245.0 million aggregate principal amount of convertible senior unsecured notes due 2019
2023 Notes	$750.0 million aggregate principal amount of convertible senior unsecured notes due 2023
ANDA	Abbreviated New Drug Application
Amgen	Amgen, Inc.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Aziyo	Aziyo Med, LLC
CEO	Chief Executive Officer
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CorMatrix	CorMatrix Cardiovascular, Inc.
CVR	Contingent value right
Crystal	Crystal Bioscience, Inc.
CyDex	CyDex Pharmaceuticals, Inc.
ESPP	Employee Stock Purchase Plan, as amended and restated
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
GAAP	Generally accepted accounting principles in the United States
GRA	Glucagon receptor antagonist
Hovione	Hovione Farmaciencia
IPR&D	In-Process Research and Development
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
Metabasis	Metabasis Therapeutics, Inc.
NOLs	Net Operating Losses
Novartis	Novartis AG
OMT	OMT, Inc. or Open Monoclonal Technology, Inc.
Orange Book	Publication identifying drug products approved by the FDA based on safety and effectiveness
Q1 2008	The Company's fiscal quarter ended March 31, 2018
Q2 2018	The Company's fiscal quarter ended June 30, 2018
Q1 2017	The Company's fiscal quarter ended March 31, 2017
Q2 2017	The Company's fiscal quarter ended June 30, 2017
Retrophin	Retrophin Inc.
Roivant	Roivant Sciences GMBH
SEC	Securities and Exchange Commission
Selexis	Selexis, SA
Viking	Viking Therapeutics
WuXi	Wuxi Biologics
YTD	Year-to-date

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$151,459	$20,620
Short-term investments	805,468	181,041
Investment in Viking	59,796	—
Accounts receivable, net	42,001	25,596
Inventory	9,520	4,373
Derivative asset	399,409	—
Other current assets	12,817	5,391
Total current assets	1,480,470	237,021
Deferred income taxes	44,586	84,422
Investment in Viking	—	6,438
Intangible assets, net	222,001	228,584
Goodwill	85,961	85,959
Commercial license rights, net	20,437	19,526
Property and equipment, net	4,187	4,212
Other assets	642	4,859
Total assets	$1,858,284	$671,021
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,682	$2,259
Accrued liabilities	9,312	7,377
Current contingent liabilities	7,495	4,703
Current deferred revenue, net	1,700	—
2019 convertible senior notes, net	210,370	224,529
Derivative liability	401,291	—
Total current liabilities	632,850	238,868
2023 convertible senior notes, net	595,912
Long-term contingent liabilities	8,146	9,258
Other long-term liabilities	1,563	4,248
Total liabilities	1,238,471	252,374
Commitments and contingencies
Equity component of currently redeemable convertible notes (Note 3)	—	18,859
Stockholders' equity:
Common stock, $0.001 par value; 60,000,000 and 33,333,333 shares authorized; 21,095,174 and 21,148,665 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	21	21
Additional paid-in capital	874,183	798,205
Accumulated other comprehensive (loss) income	(151)	2,486
Accumulated deficit	(254,240)	(400,924)
Total stockholders' equity	619,813	399,788
Total liabilities and stockholders' equity	$1,858,284	$671,021

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Royalties	$31,396	$14,211	$52,216	$38,441
Material sales	7,612	5,550	12,003	6,672
License fees, milestones and other revenues	51,035	8,234	81,981	12,151
Total revenues	90,043	27,995	146,200	57,264
Operating costs and expenses:
Cost of sales (1)	1,134	903	1,922	1,244
Amortization of intangibles	3,305	2,706	6,584	5,420
Research and development	6,135	4,822	13,540	13,495
General and administrative	9,294	6,549	16,938	13,872
Total operating costs and expenses	19,868	14,980	38,984	34,031
Income from operations	70,175	13,015	107,216	23,233
Other (expense) income:
Gain (loss) from Viking	39,963	(1,400)	61,808	(2,406)
Interest income	2,762	481	3,637	835
Interest expense	(13,454)	(3,341)	(16,933)	(6,638)
Other expense, net	(3,867)	(455)	(4,835)	(531)
Total other income (expense), net	25,404	(4,715)	43,677	(8,740)
Income before income taxes	95,579	8,300	150,893	14,493
Income tax expense	(22,419)	(2,242)	(32,452)	(3,356)
Net income	$73,160	$6,058	$118,441	$11,137

Basic net income per share	$3.45	$0.29	$5.58	$0.53
Shares used in basic per share calculations	21,212	21,013	21,209	20,975

Diluted net income per share	$2.99	$0.26	$4.81	$0.48
Shares used in diluted per share calculations	24,438	23,216	24,618	23,117
(1) Excludes amortization of intangibles.

See accompanying notes.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income:	$73,160	$6,058	$118,441	$11,137
Unrealized net gain (loss) on available-for-sale securities, net of tax	135	90	(14)	24
Less: Reclassification of net realized gain (loss) included in net income, net of tax	—	(136)	—	292
Comprehensive income	$73,295	$6,012	$118,427	$11,453
See accompanying notes.

LIGAND PHARMACEUTICAL INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30,
	2018	2017 (Revised)
Operating activities
Net income	$118,441	$11,137
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash change in estimated fair value of contingent liabilities	2,730	966
Payments to CVR holders and other contingent payments	—	(4,998)
Depreciation and amortization	6,013	5,564
Amortization of debt discount and issuance fees	15,455	5,720
Stock-based compensation	9,367	10,669
Deferred income taxes	32,263	3,224
Change in fair value of the Viking convertible debt receivable and warrants	(8,450)	77
(Gain) / loss from equity investments	(53,689)	2,330
Royalties recorded in retained earnings upon adoption of ASU 606	32,707	—
Changes in operating assets and liabilities:
Accounts receivable	(16,405)	1,263
Inventory	(4,395)	(4,286)
Accounts payable, accrued liabilities and Other	368	(2,056)
Net cash provided by operating activities	134,405	29,610
Investing activities
Payments to CVR holders and other contingency payments	(1,000)	—
Purchase of short-term investments	(745,783)	(124,282)
Proceeds received from repayment of Viking note receivable	3,914	—
Proceeds received from repayment of commercial license rights	—	2,859
Proceeds from sale of short-term investments	12,791	83,268
Proceeds from maturity of short-term investments	110,175	51,887
Other	(416)	(199)
Net cash (used in) provided by investing activities	(620,319)	13,533
Financing activities
Repayment of debt	(21,785)	—
Gross proceeds from issuance of 2023 Convertible Senior Notes	750,000	—
Payment of debt issuance costs	(16,900)	—
Proceeds from issuance of warrants	90,000	—
Purchase of convertible bond hedge	(140,250)	—
Net proceeds from stock option exercises and ESPP	11,849	2,370
Taxes paid related to net share settlement of equity awards	(3,434)	(4,042)
Share repurchase	(52,727)	—
Net cash provided by (used in) provided by financing activities	616,753	(1,672)
Net increase in cash and cash equivalents	130,839	41,471
Cash and cash equivalents at beginning of period	20,620	18,752
Cash and cash equivalents at end of period	$151,459	$60,223

Supplemental disclosure of cash flow information
Interest paid	$919	$919
Taxes paid	$285	$132
Supplemental schedule of non-cash activity
Accrued fixed asset purchases	$66	$—
Accrued inventory purchases	$752	$—
Unrealized gain on AFS investments	$—	$24
Excess of conversion value over the principal amount of 2019 Notes paid in shares	$(31,571)	$—
Value of shares reacquired under convertible bond hedge transaction entered into with 2019 Notes	$31,571	$—
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

Reclassifications

Certain amounts in the prior period combined financial statements have been reclassified to conform with the current period presentation.

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

Financial Instruments - In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), which requires equity investments (other than those accounted for under the equity method or those that result in consolidation) to be measured at fair value, with changes in fair value recognized in net income. We have strategic investments, including Viking, that fall under this guidance update. We have adopted ASU 2016-01 effective January 1, 2018 as a cumulative-effect adjustment and reclassified $2.6 million unrealized gains on equity investments, net of tax, from accumulated other comprehensive income to accumulated deficit on our consolidated balance sheet. Effective January 1, 2018, our results of operations include the changes in fair value of these financial instruments. See Viking subsection below for further information on the Viking investment.

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

On January 1, 2018, we adopted ASC 606 which amends the guidance for recognition of revenue from contracts with customers by using the modified-retrospective method applied to those contracts that were not completed as of January 1, 2018. The results for reporting periods beginning January 1, 2018, are presented in accordance with the new standard, although comparative information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. See Note 1, Summary of significant accounting policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2017 for the accounting associated with revenue prior to the adoption of ASC 606.

Upon adoption, we recorded a net decrease of $25.4 million to accumulated deficit due to the cumulative impact of adopting the new standard—with the impact related primarily to the acceleration of royalty revenue, net of related deferred tax impact. The adoption of this new standard resulted in higher reported total revenues and operating income in the second quarter of 2018 of $10.4 million and lower reported total revenue and operating income in the first half of 2018 of $1.5 million, compared to what reported amounts would have been under the prior standard. Our accounting policies under the new standard were applied prospectively and are noted below.

Royalties, License Fees and Milestones

We receive royalty revenue on sales by our partners of products covered by patents that we own. We do not have future performance obligations under these license arrangements. We generally satisfy our obligation to grant intellectual property rights on the effective date of the contract. However, we apply the royalty recognition constraint required under the guidance for sales-based royalties which requires a sales-based royalty to be recorded no sooner than the underlying sale. Therefore, royalties on sales of products commercialized by the Company’s partners are recognized in the quarter the product is sold. Our partners generally report sales information to us on a one quarter lag. Thus, we estimate the expected royalty proceeds based on an analysis of historical experience and interim data provided by our partners including their publicly announced sales. Differences between actual and estimated royalty revenues are adjusted for in the period in which they become known, typically the following quarter. Our royalty revenue estimates recorded in the first quarter of 2018 did not differ materially from actual results.

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

The Company has revenue sharing arrangements whereby certain revenue proceeds are shared with a third party.  The revenue standard requires an entity to determine whether it is a principal or an agent in these transactions by evaluating the nature of its promise to the customer. The Company received a $4.6 million milestone payment from a license partner in the first six months of 2018 of which $3.0 million was paid to a third-party in-licensor. The Company recorded net revenue of $1.6 million as it believes it was an agent in the transaction. The Company records amounts due to third-party in-licensors as general and administrative expenses when it is the principal in the transaction.
Disaggregation of Revenue

Under ASC 605, the legacy revenue standard, the Company would have reported total royalty revenue of $21.1 million in the second quarter of 2018, disaggregated as follows: Promacta $15.6 million, Kyprolis $3.4 million, Evomela $1.6 million and Other $0.5 million. In 2017 royalty revenue continues to be reported in accordance with ASC 605 and was $14.2 million for the second quarter of 2017 or disaggregated as follows: Promacta $9.7 million, Kyprolis $2.9 million, Evomela, $1.3 million and Other $0.3 million and $38.4 million for the first half of 2017 or disaggregated as follows: Promacta $26.4 million, Kyprolis $7.5 million, Evomela $3.1 million and Other $1.4 million. Under ASC 606, royalty revenue was $31.4 million in second quarter of 2018 or disaggregated as follows: Promacta $24.8 million, Kyprolis $4.7 million, Evomela $1.2 million and Other $0.7 million and $52.2 million the first half of 2018 or disaggregated as follows: Promacta $40.4 million, Kyprolis $8.1 million, Evomela $2.8 million and Other $0.9 million.

The following table represents disaggregation of Material Sales and License fees, milestone and other (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Material Sales
Captisol	$7,612	$5,550	$12,003	$6,672
License fees, milestones and other
License Fees	$47,981	$666	$74,936	$3,538
Milestone	1,919	4,497	4,744	5,505
Other	1,135	3,071	2,301	3,108
	$51,035	$8,234	$81,981	$12,151

Short-term Investments

The Company's investments consist of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018				December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Short-term investments
Bank deposits	$361,826	$36	$(79)	$361,783	$80,095	$6	$(42)	$80,059
Corporate bonds	84,275	1	(138)	84,138	55,335	—	(96)	55,239
Commercial paper	243,544	10	(12)	243,542	27,933	—	(20)	27,913
U.S. Government bonds	112,403	14	(20)	112,397	8,939	—	(10)	8,929
Agency bonds	—	—	—	—	4,991	—	(1)	4,990
Municipal bonds	2,023	—	(13)	2,010	2,028	—	(13)	2,015
Corporate equity securities	135	1,463	—	1,598	207	1,689	—	1,896
	$804,206	$1,524	$(262)	$805,468	$179,528	$1,695	$(182)	$181,041

Inventory

Inventory, which consists of finished goods, is stated at the lower of cost or market value. The Company determines cost using the first-in, first-out method.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Indefinite lived intangible assets
IPR&D	$2,410	$7,923
Goodwill	85,961	85,959
Definite lived intangible assets
Complete technology	228,413	222,900
Less: accumulated amortization	(29,078)	(23,301)
Trade name	2,642	2,642
Less: accumulated amortization	(982)	(916)
Customer relationships	29,600	29,600
Less: accumulated amortization	(11,004)	(10,264)
Total goodwill and other identifiable intangible assets, net	$307,962	$314,543

Commercial License Rights

Commercial license rights consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Aziyo and CorMatrix	$17,696	$17,696
Selexis	8,602	8,602
	$26,298	$26,298
Less: accumulated amortization	(5,861)	(6,772)
Total commercial rights, net	$20,437	$19,526

Commercial license rights represent a portfolio of future milestone and royalty payment rights acquired from Selexis in April 2013 and April 2015 and CorMatrix in May 2016. Individual commercial license rights acquired are carried at allocated cost and approximate fair value. In May 2017, the Company entered into a Royalty Agreement with Aziyo pursuant to which the Company will receive royalties from certain marketed products that Aziyo acquired from CorMatrix. The Company accounts for the Aziyo commercial license right as a financial asset in accordance with ASC 310 and amortizes the commercial license right using the "effective interest" method whereby the Company forecasts expected cash flows over the term of the arrangement to arrive at an annualized effective interest. The annual effective interest associated with the forecasted cash flows from the Royalty Agreement with Aziyo as of June 30, 2018 is 26%. Revenue is calculated by multiplying the carrying value of the commercial license right by the effective interest.

Viking

The Company's equity ownership interest in Viking decreased in the first quarter of 2018 to approximately 12.4% due to Viking's financing events in February 2018. As a result, in February 2018, the Company concluded that it did not exert significant influence over Viking and discontinued accounting for its investment in Viking under the equity method. The market value of the Company's equity investment in Viking was $59.8 million as of June 30, 2018 and as a result the Company recorded an unrealized gain of $32.3 million and $53.5 million in Gain (loss) from Viking in its condensed consolidated statement of operations for the three and six months ended June 30, 2018, respectively.

The Company also has outstanding warrants to purchase 1.5 million shares of Viking's common stock at an exercise price of $1.50 per share. The Company recorded the warrants at fair value of $12.3 million and $3.8 million at June 30, 2018 and December 31, 2017, respectively. As a result, the Company recorded an unrealized gain of $7.7 million and $8.5 million in Gain (loss) from Viking in its condensed consolidated statement of operations for the three and six months ended June 30, 2018, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2018	2017
Compensation	$3,166	$4,085
Professional fees	367	430
Amounts owed to former licensees	468	396
Royalties owed to third parties	2,245	954
Other	3,066	1,512
Total accrued liabilities	$9,312	$7,377

Stock-Based Compensation

Stock-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. The following table summarizes stock-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock-based compensation expense as a component of:
Research and development expenses	$2,096	$1,928	$3,863	$5,867
General and administrative expenses	2,716	2,696	5,504	4,802
	$4,812	$4,624	$9,367	$10,669

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Risk-free interest rate	2.8%	2.1%	2.8%	2.1%
Dividend yield	—	—	—	—
Expected volatility	36%	47%	34%	47%
Expected term	5.8	6.5	5.7	6.8

Derivatives

In May 2018, the Company issued $750 million aggregate principal amount of 0.75% convertible senior notes (the '2023 Notes') as further described in “Footnote 3. Convertible Senior Notes.” Concurrently with the issuance of the notes, the Company entered into a series of convertible note hedge and warrant transactions which in combination are designed to reduce the potential dilution to the Company's stockholders and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the notes. The conversion option associated with the 2023 Notes temporarily met the criteria for an embedded derivative liability which required bifurcation and separate accounting. In addition, the note hedge and warrants were also temporarily classified as a derivative asset and liability, respectively, on the Company’s consolidated balance sheet. As a result of shareholder approval to increase the number of authorized shares of the Company's common stock on June 19, 2018, as discussed in “Footnote 3. Convertible Senior Notes” the derivative asset and liabilities were reclassified to additional paid-in capital. Changes in the fair value of these derivatives were reflected in Other expense, net in our Condensed Consolidated Statements of Operations.

The following table summarizes the inputs and assumptions used in the Black-Scholes model to calculate the fair value of the assets and the inputs and assumptions used in the Binomial model to calculate the fair value of the derivative liabilities associated with the 2023 Notes:

	As of May, 22 2018	As of June 19, 2018
Common stock price	$187.09	$195.91
Exercise price, conversion premium and bond hedge	$248.48	$248.48
Exercise price, warrant	$315.38	$315.38
Risk-free interest rate	2.9%	2.8%
Volatility	30%-35%	30%-35%
Dividend yield	—	—
Annual coupon rate	0.75%	0.75%
Remaining contractual term (in years)	5.00	4.98

In addition, on May 22, 2018, the Company amended its 2019 Notes making an irrevocable election to settle the entire note in cash. As a result, the Company reclassified from equity to derivative liability the fair value of the conversion premium as of May 22, 2018. Amounts paid in excess of the principal amount will be offset by an equal receipt of cash under the corresponding convertible bond hedge. As a result, the Company reclassified from equity to derivative asset the fair value of the bond hedge as of May 22, 2018. The Company engaged a third-party valuation firm with expertise in valuing financial instruments to determine the fair value of the conversion option derivative liability and bond hedge derivative asset. Changes in the fair value of these derivatives are reflected in Other expense, net in our Condensed Consolidated Statements of Operations.

The following table summarizes the inputs and assumptions used in the Black-Scholes model to calculate the fair value of the derivative assets and the inputs and assumptions used in the Binomial model to calculate the fair value of the derivative liability associated with the 2019 Notes:

	As of May, 22 2018	As of June 30, 2018
Common stock price	$187.09	$207.17
Exercise price, conversion premium and bond hedge	$75.05	$75.05
Risk-free interest rate	2.47%	2.43%
Volatility	30%-35%	30%-35%
Dividend yield	—	—
Annual coupon rate	0.75%	0.75%
Remaining contractual term (in years)	1.25	1.14

Lease Obligations

The Company describes its operating lease obligations in Note 5 to the financial statements in Item 8 of its Annual Report on Form 10-K for the year ended December 31, 2017. There were no significant changes in the Company's operating lease commitments during the first six months of 2018.

Income Per Share

Basic income per share is calculated by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

Potentially dilutive common shares consist of shares issuable under the 2023 Notes, warrants associated with the 2019 Notes and 2023 Notes, stock options and restricted stock. The 2023 Notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the notes. The 2019 Notes were amended to require cash settlement of the conversion premium for conversion notices received after May 22, 2018 and therefore do not have a dilutive impact subsequent to May 22, 2018. The warrants have a dilutive effect to the extent the market price per share of common stock exceeds the applicable exercise price of the warrants. Potentially dilutive common shares from stock options and restricted stock are determined using the average share price for each period under the treasury stock method. In addition, proceeds from exercise of stock options and the average amount of unrecognized compensation expense for restricted stock are assumed to be used to repurchase shares. In loss periods, basic net loss per share and diluted net loss per share are identical because the otherwise dilutive potential common shares become anti-dilutive and are therefore excluded.

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Weighted average shares outstanding:	21,211,877	21,012,611	21,209,467	20,974,738
Dilutive potential common shares:
Restricted stock	59,605	156,054	61,782	170,900
Stock options	1,132,781	967,533	1,126,196	961,021
2019 Convertible Senior Notes	1,051,852	1,079,702	1,385,475	1,010,505
Warrants	981,807	—	835,329	—
Shares used to compute diluted income per share	24,437,922	23,215,900	24,618,249	23,117,164
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	2,091,908	3,811,813	1,120,156	3,761,440

2. Fair Value Measurements

The following table presents the Company's hierarchy for assets and liabilities measured at fair value.

	June 30, 2018				December 31, 2017
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments(1)	$61,393	$803,871	$—	$865,264	$1,896	$179,145	$—	$181,041
Note receivable Viking	—	—	—	—	—	—	3,877	3,877
Investment in warrants (2)	12,296	—	—	12,296	3,846	—	—	3,846
Total assets	$73,689	$803,871	$—	$877,560	$5,742	$179,145	$3,877	$188,764
Liabilities:
Current portion of contingent liabilities - Crystal (3)	$—	$—	$3,618	$3,618	$—	$—	$4,618	4,618
Current contingent liabilities-CyDex (4)	—	—	36	36	—	—	86	86
Long-term portion of contingent liabilities - Crystal (3)	—	—	3,784	3,784	—	—	3,783	3,783
Long-term contingent liabilities-CyDex (4)	—	—	1,503	1,503	—	—	1,503	1,503
Long-term contingent liabilities-Metabasis (5)	—	2,859	—	2,859	—	3,971	—	3,971
Total liabilities	$—	$2,859	$8,941	$11,800	$—	$3,971	$9,990	$13,961

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

(2)
Investment in warrants, which the Company received as a result of Viking’s partial repayment of the Viking note receivable and the Company’s purchase of Viking common stock and warrants in April 2016, are classified as level 1 as the fair value is determined using quoted market prices in active markets for the same securities. The change of the fair value is recorded in Gain (loss) from Viking in the Company's condensed consolidated statement of operations.

(3)
The fair value of Crystal contingent liabilities was determined using a probability weighted income approach. Most of the contingent payments are based on development or regulatory milestones as defined in the merger agreement with Crystal. The fair value is subjective and is affected by changes in inputs to the valuation model including management’s estimates regarding the timing and probability of achievement of certain developmental and regulatory milestones. At June 30, 2018, most of the development and regulatory milestones were estimated to be highly probable of being achieved between 2018 and 2019. Changes in these estimates may materially affect the fair value.

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

(5)
The liability for CVRs for Metabasis are determined using quoted prices in a market that is not active for the underlying CVR. At June 30, 2018, the Company has a CVR payable of $3.8 million to the Glucagon CVR holders due on July 2, 2018, which is not included in the fair value disclosure.

For the three months ended June 30, 2018, there was no change to the fair value of the contingent liabilities associated with CyDex or Crystal. The Company made a $1.0 million payment to the former shareholders of Crystal in the first quarter of 2018.

The following table represents significant unobservable inputs used in determining the fair value of contingent liabilities assumed in the acquisition of CyDex:

	June 30, 2018	December 31, 2017
Revenue volatility	25%	25%
Average probability of commercialization	12.5%	12.5%
Market price of risk	2.9%	2.9%

3. Convertible Senior Notes

0.75% Convertible Senior Notes due 2019

In August 2014, the Company issued $245.0 million aggregate principal amount of 2019 Notes. The implied estimated effective rate of the liability component of the 2019 Notes was 5.83% and are convertible into common stock at an initial conversion rate of 13.3251 shares per $1,000 principal amount of 2019 Notes, subject to adjustment upon certain events, which is equivalent to an initial conversion price of approximately $75.05 per share of common stock. The notes bear cash interest at a rate of 0.75% per year, payable semi-annually.

Holders of the 2019 Notes may convert the notes at any time prior to the close of business on the business day immediately preceding May 15, 2019, under any of the following circumstances:

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

As of June 30, 2018, the Company's last reported sale price has exceeded the 130% threshold described above and accordingly the 2019 Notes have been classified as a current liability as of June 30, 2018. Upon conversion, the Company must deliver cash to settle the principal and may deliver cash or shares of common stock, at its option, to settle any premium due upon conversion for any conversion notices received prior to May 22, 2018. And, as per a supplemental indenture entered into on May 22, 2018, the Company made an irrevocable election to settle the entire note in cash. As such, the Company must deliver cash to settle the principal and any premium due upon conversion for any conversion notices received on or after May 22, 2018.

As a result of the requirement to deliver cash to settle any premium due upon conversion, on May 22, 2018, the Company reclassified from equity to liability the conversion option fair value of $341.6 million. In accordance with ASC 815, the derivative was adjusted to its fair value as of June 30, 2018 of $401.3 million with the resulting $59.7 million increase reflected in Other expense, net in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018.

In March and April 2018, the Company received notices for conversion of $21.8 million of principal amount of the 2019 Notes which were settled in May and June 2018. The Company paid the noteholders the conversion value of the notes in cash, up to the principal amount of the 2019 Notes. The excess of the conversion value over the principal amount, totaling $31.6 million, was paid in shares of common stock. This equity dilution upon conversion of the 2019 Notes was offset by the reacquisition of the shares under the convertible bond hedge transactions entered into in connection with the offering of the 2019 Notes as further discussed below. As a result of the conversions the Company recorded a $0.6 million loss on extinguishment of debt calculated as the difference between the estimated fair value of the debt and the carrying value of the 2019 Notes as of the settlement dates. To measure the fair value of the converted 2019 Notes as of the settlement dates, the applicable interest rates were estimated using Level 2 observable inputs and applied to the converted notes using the same methodology as in the issuance date valuation.

In July 2018, the Company received notices for conversion of $64.7 million in principal of 2019 Convertible Senior Notes which are expected to settle in October 2018.

Convertible Bond Hedge and Warrant Transactions

In August 2014, the Company entered into convertible bond hedges and sold warrants covering 3,264,643 shares of its common stock to minimize the impact of potential dilution to the Company's stockholders and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the 2019 Notes.

The convertible bond hedges have an exercise price of $75.05 per share and are exercisable when and if the 2019 Notes are converted. If upon conversion of the 2019 Notes, the price of the Company's common stock is above the exercise price of the convertible bond hedges, the counterparties will deliver shares of common stock and/or cash with an aggregate value equal to the difference between the price of common stock at the conversion date and the exercise price, multiplied by the number of shares of common stock related to the convertible bond hedge transaction being exercised. The convertible bond hedges and warrants described below are separate transactions entered into by the Company and are not part of the terms of the 2019 Convertible Senior Notes. Holders of the 2019 Convertible Senior Notes and warrants will not have any rights with respect to the convertible bond hedges. The Company paid $48.1 million for these convertible bond hedges and recorded the amount as a reduction to additional paid-in capital.

Conversion notices received after May 22, 2018 relating to the 2019 Notes must be fully settled in cash and amounts paid in excess of the principal amount will be offset by an equal receipt of cash under the convertible bond hedge. As a result of the irrevocable cash election, on May 22, 2018, the Company reclassified from equity to derivative asset the remaining bond hedge fair value of $340.0 million and marked it to market as of June 30, 2018 to $399.4 million with the resulting $59.4 million increase reflected in Other expense, net, in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018.

Concurrently with the convertible bond hedge transactions, the Company entered into warrant transactions whereby it sold warrants to acquire approximately 3,264,643 shares of common stock with an exercise price of approximately $125.08 per share, subject to certain adjustments. The warrants have various expiration dates ranging from November 13, 2019 to April 22, 2020. The warrants will have a dilutive effect to the extent the market price per share of common stock exceeds the applicable exercise price of the warrants, as measured under the terms of the warrant transactions. The Company received $11.6 million for these warrants and recorded this amount to additional paid-in capital. The common stock issuable upon exercise of the warrants will be in unregistered shares, and the Company does not have the obligation and does not intend to file any registration statement with the Securities and Exchange Commission registering the issuance of the shares under the warrants. The Company continues to have the ability to avoid settling the warrants associated with the 2019 Notes in cash after May 22, 2018. Accordingly, the warrants continue to be classified in additional paid in capital.

0.75% Convertible Senior Notes due 2023

In May 2018, the Company issued $750 million aggregate principal amount of 0.75% convertible senior notes. The net proceeds from the offering, after deducting the initial purchasers' discount and offering expenses, were approximately $733.1 million. The 2023 Notes will be convertible into cash, shares of common stock, or a combination of cash and shares of common stock, at the Company's election, based on an initial conversion rate, subject to adjustment, of 4.0244 shares per $1,000 principal amount of the 2023 Notes which represents an initial conversion price of approximately $248.48 per share.

Holders of the 2023 Notes may convert the notes at any time prior to the close of business on the business day immediately preceding November 15, 2022, under any of the following circumstances:

(1) during any fiscal quarter (and only during such fiscal quarter) commencing after September 30, 2018, if, for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading day period ending on the last trading day of the immediately preceding fiscal quarter, the last reported sale price of the Company's common stock on such trading day is greater than 130% of the conversion price on such trading day;

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

At the May 22, 2018 issuance date of the 2023 Notes, the Company did not have the necessary number of authorized but unissued shares of its common stock available to settle the conversion option of the 2023 Notes in shares. Therefore, in accordance with guidance found in ASC 815-15 – Embedded Derivatives, the conversion option of the Notes was deemed an embedded derivative requiring bifurcation from the 2023 Notes (host contract) and separate accounting as a derivative liability. The fair value of the conversion option derivative liability at May 22, 2018 was $144.0 million, which was recorded as a reduction to the carrying value of the debt. This debt discount will be amortized to interest expense over the term of the debt using the effective interest method. Up to the date in which the Company received shareholder approval on June 19, 2018 to increase the authorized number of shares of the Company’s common stock, the conversion option was accounted for as a liability with the resulting change in fair value of $13.5 million during that period reflected in Other expense, net in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018. As of June 30, 2018, the debt discount remains and continues to be amortized to interest expense.

The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $248.48. As of June 30, 2018, the “if-converted value” did not exceed the principal amount of the 2023 Notes.

In connection with the issuance of the 2023 Notes, the Company incurred $16.9 million of issuance costs, which primarily consisted of underwriting, legal and other professional fees. The portion of these costs allocated to the conversion option totaling $3.2 million was recorded as interest expense for the three and six months ended June 30, 2018. The portion of these costs allocated to the liability component totaling $13.7 million is amortized to interest expense using the effective interest method over the five year expected life of the 2023 Notes.

It is the Company’s intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion.

Convertible Bond Hedge and Warrant Transactions

In conjunction with the 2023 Notes, in May 2018, the Company entered into convertible bond hedges and sold warrants covering 3,018,327 shares of its common stock to minimize the impact of potential dilution to the Company's common stock and/or offset the cash payments the Company is required to make in excess of the principal amount upon conversion of the 2023 Notes. The convertible bond hedges have an exercise price of $248.48 per share and are exercisable when and if the 2023 Notes are converted. The Company paid $140.3 million for these convertible bond hedges. If upon conversion of the 2023 Notes, the price of the Company's common stock is above the exercise price of the convertible bond hedges, the counterparties will deliver shares of common stock and/or cash with an aggregate value approximately equal to the difference between the price of common stock at the conversion date and the exercise price, multiplied by the number of shares of common stock related to the convertible bond hedge transaction being exercised. The convertible bond hedges and warrants described below are separate transactions entered into by the Company and are not part of the terms of the 2023 Notes. Holders of the 2023 Notes and warrants will not have any rights with respect to the convertible bond hedges.

Concurrently with the convertible bond hedge transactions, the Company entered into warrant transactions whereby it sold warrants covering approximately 3,018,327 shares of common stock with an exercise price of approximately $315.38 per share, subject to certain adjustments. The Company received $90.0 million for these warrants. The warrants have various expiration dates ranging from August 15, 2023 to February 6, 2024. The warrants will have a dilutive effect to the extent the market price per share of common stock exceeds the applicable exercise price of the warrants, as measured under the terms of the warrant transactions. The common stock issuable upon exercise of the warrants will be in unregistered shares, and the Company does not have the obligation and does not intend to file any registration statement with the Securities and Exchange Commission registering the issuance of the shares under the warrants.

For the period from May 22, 2018, the issuance date of the bond hedge and warrant transactions, to June 19, 2018, the date shareholders approved an increase in the Company's authorized shares of common stock, the bond hedges and warrants required cash settlement and were accounted for as a derivative asset and liability, respectively, with the resulting increase in fair value of $19.2 million and $7.5 million during that period reflected in Other expense, net in our Condensed Consolidated Statements Of Operations for the three and six months ended June 30, 2018.

The following table summarizes information about the equity and liability components of the 2019 Notes and 2023 Notes (in thousands).

	June 30, 2018	December 31, 2017
Principal amount of 2019 Notes outstanding	$223,215	$245,000
Unamortized discount (including unamortized debt issuance cost)	(12,845)	(20,471)
Total current portion of notes payable	$210,370	$224,529

Principal amount of 2023 Notes outstanding	$750,000	$—
Unamortized discount (including unamortized debt issuance cost)	(154,088)	—
Total long-term portion of notes payable	$595,912	$—
Carrying value of equity component of 2023 Notes	$143,986	$—
Fair value of convertible senior notes outstanding (Level 2)	$1,389,800	$446,360

4. Income Tax

The Company’s effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three and six months ended June 30, 2018 was 23% and 22%, respectively. Our tax rate for the second quarter of 2018 did not differ significantly from the combined federal and state statutory rate. The variance from the U.S. federal statutory tax rate of 21% for the first six months of 2018 was primarily attributable to tax deductions related to stock award activities which were recorded as discrete items as well as the release of a valuation allowance relating to our investment in Viking. The effective tax rate for the three and six months ended June 30, 2017 was 27% and 23%. The variance from the U.S. federal statutory tax rate of 35% was primarily attributable to tax deductions related to stock award activities which were recorded as discrete items in the quarter.

The Company continues to evaluate the impact of the U.S. Tax Cuts and Jobs Act (Tax Act) and has not adjusted its provisional tax estimates related to the Tax Act that it recorded in the fourth quarter of 2017. The Company's accounting remains incomplete as of June 30, 2018 and will be refined and, if necessary, adjusted throughout 2018 as required by SEC Staff Accounting Bulletin No. 118 (SAB 118).

5. Stockholders’ Equity

The Company grants options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 8, Stockholders' Equity, of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

The following is a summary of the Company’s stock option and restricted stock activity and related information:

	Stock Options		Restricted Stock Awards
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Grant Date Fair Value
Balance as of December 31, 2017	1,876,332	$53.17	133,294	$91.60
Granted	224,312	161.83	62,033	169.91
Options exercised/RSUs vested	(188,998)	61.78	(57,497)	82.79
Forfeited	(12,228)	104.54	(1,165)	125.16
Balance as of June 30, 2018	1,899,418	$64.81	136,665	$130.57

As of June 30, 2018, outstanding options to purchase 1.4 million shares were exercisable with a weighted average exercise price per share of $41.38.

Employee Stock Purchase Plan

The price at which common stock is purchased under the Amended ESPP is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of June 30, 2018, 65,007 shares were available for future purchases under the Amended ESPP.

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

On July 27, 2018, AG Oncon, LLC, AG Ofcon, Ltd., Calamos Market Neutral Income Fund, Capital Ventures International, Citadel Equity Fund Ltd., Opti Opportunity Master Fund, Polygon Convertible Opportunity Master Fund, Wolverine Flagship

Fund Trading Limited, as plaintiffs, filed a complaint in the Court of Chancery of the State of Delaware (AG Oncon, LLC v. Ligand Pharmaceuticals Inc.) alleging claims for violation of the Trust Indenture Act, breach of contract, damages and a declaratory judgment that the Supplemental Indenture, dated as of February 20, 2018, entered into by us and Wilmington Trust, National Association, as trustee, is invalid. The Supplemental Indenture supplemented the Indenture, dated as of August 18, 2014, between us and Wilmington Trust, National Association, which governs the 2019 Notes (as further supplemented, the “Indenture”). The Supplemental Indenture corrected a scrivener’s error in the conversion calculation of the 2019 Notes and was entered into pursuant to Section 9.01(b) of the Indenture, which expressly permits amendments to the Indenture without consent of the noteholders to conform the terms of the Indenture or the 2019 Notes to the “Description of the Notes” section of the offering memorandum for the 2019 Notes, which contained the correct conversion calculation. In addition, the correction conforms the calculation to the stated number of shares to be received upon conversion of the 2019 Notes that is stated in Section 10.01(a) of the Indenture, or a conversion rate initially equal to 13.3251 shares of common stock per $1,000 in principal amount of 2019 Notes. Notice of the Supplemental Indenture was provided to the holders of the 2019 Notes on March 8, 2018 in accordance with Section 9.04 of the Indenture. We believe the allegations are completely without merit, reject all claims raised by the plaintiffs and intend to vigorously defend this matter.

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

Portfolio Program Updates

Promacta®/Revolade®

•	Novartis reported second quarter 2018 net sales of Promacta/Revolade (eltrombopag) of $292 million, an $82 million or 39% increase over the same period in 2017.

•
Novartis announced that the FDA has accepted the company's supplemental New Drug Application (sNDA) and granted Priority Review designation to Promacta in combination with standard immunosuppressive therapy for first-line treatment of severe aplastic anemia.

•	Novartis published the results of a survey uncovering the real-world impact of immune thrombocytopenia on patient quality of life.

Kyprolis® (carfilzomib), an Amgen Product Utilizing Captisol

•
On July 26, 2018, Amgen reported second quarter net sales of Kyprolis of $263 million, a $52 million or 25% increase over the same period in 2017. On August 1, 2018, Ono Pharmaceutical Company reported Kyprolis sales in Japan of approximately $11.6 million for the most recent quarter.

•	On June 11, 2018, Amgen announced that the FDA approved the sNDA to add the positive overall survival (OS) data from the Phase 3 ASPIRE trial to the U.S. Prescribing Information for Kyprolis.

•
On April 30, 2018, Amgen announced that the CHMP adopted a positive opinion recommending a label variation for Kyprolis in the European Union to include the final OS data from the Phase 3 ASPIRE trial.

•
On June 1, 2018, Amgen announced results from the Phase 3 A.R.R.O.W. trial of a once-weekly Kyprolis dosing regimen in patients with relapsed and refractory multiple myeloma. Patients in the trial treated with once-weekly Kyprolis achieved a statistically significant 3.6 month improvement in progression-free survival (PFS) compared with the twice-weekly regimen (median PFS 11.2 months for once-weekly Kyprolis versus 7.6 months for twice-weekly Kyprolis; HR=0.69; 95% CI: 0.54-0.88; one-sided p=0.0014). The overall response rate in patients treated with once-weekly Kyprolis was 62.9% versus 40.8% for those treated with the twice-weekly regimen (p<0.0001).

Additional Pipeline and Partner Developments

•
Sage Therapeutics announced that the FDA accepted the filing of a New Drug Application (NDA) for IV-brexanolone for the treatment of postpartum depression, and that the NDA was granted Priority Review status and a Prescription Drug User Fee Act (PDUFA) target date of December 19, 2018.

•
Retrophin announced first patient enrollment in the Phase 3 DUPLEX Study evaluating the long-term nephroprotective potential of sparsentan for the treatment of focal segmental glomerulosclerosis. Topline data from the 36-week interim efficacy endpoint are expected in the second half of 2020.

•
Retrophin announced that the United States Patent and Trademark Office issued a new patent providing coverage for the use of sparsentan in the treatment of IgAN and broadening the existing coverage to include all doses of sparsentan between 200 and 800 mg/day. The patent has a stated expiration date of March 30, 2030.

•
CASI Pharmaceuticals announced that preparations for the EVOMELA commercial launch in China were underway, and that CASI expects formal regulatory application feedback from China’s State Drug Administration.

•
Viking Therapeutics announced that enrollment had been completed in the company’s Phase 2 trial of VK2809 in patients with primary hypercholesterolemia and non-alcoholic fatty liver disease, and that trial results are expected in the second half of 2018.

•
Viking Therapeutics also announced that the results from the company’s Phase 2 study of VK5211 in patients recovering from hip fracture have been selected for presentation at the American Society for Bone and Mineral Research 2018 annual meeting.

•	Melinta Therapeutics announced oral presentations and posters for Baxdela at the American Society for Microbiology’s annual ASM Microbe 2018 meeting.

•
Opthea Limited announced that its Phase 1b trial of OPT-302 in Diabetic Macular Edema (DME) met its primary objective and that the company had dosed the first patient in a Phase 2a randomized, controlled clinical trial evaluating OPT-302 in patients with persistent center-involved DME.

•
Opthea Limited announced it reached the mid-way point of patient recruitment for its Phase 2b clinical trial of OPT-302 in wet age-related macular degeneration and plans to report primary data from the study in early 2020.

•	Merrimack Pharmaceuticals announced a poster presentation related to seribantumab at the 2018 American Society of Clinical Oncology (ASCO) Annual Meeting.

•	Seelos Therapeutics announced a merger agreement with Apricus Biosciences, to form a combined publicly-traded company focused on developing a portfolio that includes Ligand-partnered CNS programs.

•	Aldeyra Therapeutics announced enrollment of the first patient in a Phase 3 clinical trial of topical ocular reproxalap for the treatment of allergic conjunctivitis.

•	Aldeyra Therapeutics also announced that the last patient has been dosed in a Phase 2b clinical trial of topical ocular reproxalap in dry eye disease.

•
Syros Pharmaceuticals announced new preclinical data showing that Captisol-enabled SY-1365, a first-in-class selective cyclin-dependent kinase 7 inhibitor currently in a Phase 1 trial in patients with advanced solid tumors, demonstrated potent anti-tumor activity in multiple models of heavily pretreated ovarian cancer.

•
Aptevo Therapeutics announced that it had submitted an Investigational New Drug (IND) application to the FDA to evaluate APVO436 in a Phase 1 clinical study for the treatment of patients with relapsed or refractory acute myeloid leukemia or myelodysplastic syndrome.

•	Aptevo Therapeutics presented new data for APVO436 at the American Association for Cancer Research (AACR) 2018 Annual Meeting.

•	Arcus Biosciences announced that the FDA cleared the IND application for OmniAb-derived AB122 and the company presented a poster on AB122 at the AACR 2018 Annual Meeting.

•	Arcus Biosciences also announced a collaboration agreement with Infinity Pharmaceuticals to evaluate AB122 with IPI-549, an immuno-oncology candidate that selectively inhibits PI3K-gamma.

•
CStone Pharmaceuticals announced two pivotal Phase 2 studies exploring the efficacy and safety of OmniAb-derived CS1001 in patients with natural killer cell/T-cell lymphoma and classical Hodgkin's lymphoma have been initiated and have each enrolled and dosed the first patient.

•	CStone Pharmaceuticals announced a collaboration agreement with Blueprint Medicines to initiate a proof-of-concept clinical trial in China evaluating BLU-554 in combination with OmniAb-derived CS1001.

•	CStone Pharmaceuticals also announced the completion of a $260 million series B financing that will primarily fund clinical development of OmniAb-derived CS1001.

•	MEI Pharma announced a poster presentation related to ME-344 at the 2018 ASCO Annual Meeting.

•	Roivant announced that OmniAb-derived RVT-1401 (previously HL161) will form the foundation of a new company called Immunovant.

•
Nucorion Pharmaceuticals presented preclinical data for its novel liver-targeting prodrug technology program, NCO-1010, for the treatment of hepatitis B at the European Association for the Study of the Liver’s International Liver Congress.

Business Development

•
Ligand announced receipt of a $47 million payment as a result of signing an amendment related to its OmniAb platform license agreement with WuXi Biologics. Under the amended agreement, Ligand will continue to be eligible to earn royalties at the same rate and terms as the previous agreement and the predefined contract payments have been eliminated. With this new business relationship, WuXi Biologics believes it will be able to increase the number of OmniAb antibodies it discovers for its clients in China and around the world.

•
Ligand entered into a research and development agreement with Janssen Pharmaceuticals for the development by Ligand of a heavy-chain-only (HCO) version of OmniChicken, for which Ligand is eligible to earn defined milestone payments. Upon completion of the project, Ligand will be able to make the HCO OmniChicken available to other commercial partners.

•	Ligand entered into OmniChicken license expansions with FivePrime and Amgen, allowing the companies to use the OmniChicken technology.

•	Ligand entered into a Captisol use agreement with Sunshine Lake Pharmaceuticals.

Internal Research and Development

•
Ligand presented a poster at the National Lipid Association's 2018 Scientific Sessions showing that Ligand’s LTP Technology significantly improves liver targeting of the statin rosuvastatin (Crestor®), and may potentially be an effective strategy to increase the therapeutic index of statins and reduce statin intolerance.

•
A paper by Ligand scientists entitled “V(D)J Rearrangement is Dispensable for Producing CDR-H3 Sequence Diversity in a Gene Converting Species” was published in the journal Frontiers in Immunology, highlighting the use of OmniChicken in antibody drug discovery.

Recent Financing

Ligand announced the pricing of $750 million aggregate principal amount (including overallotments) of 0.75% convertible senior notes due 2023 with an initial conversion price of $248.48 per share. Ligand also repurchased 260,000 shares in the transaction and entered into convertible note hedge transactions with the net effect of increasing the effective conversion price of the notes to $315.38 per share. Ligand indicated the net proceeds of the offering will be used for acquisitions, working capital and other general corporate purposes.

Results of Operations

Revenue

(Dollars in thousands)	Q2 2018	Q2 2017	Change	% Change	YTD 2018	YTD 2017	Change	% Change
Royalties	$31,396	$14,211	$17,185	121%	$52,216	$38,441	$13,775	36%
Material sales	7,612	5,550	2,062	37%	12,003	6,672	5,331	80%
License fees, milestones and other revenue	51,035	8,234	42,801	520%	81,981	12,151	69,830	575%
Total revenue	$90,043	$27,995	$62,048	222%	$146,200	$57,264	$88,936	155%

We adopted ASC 606, the new revenue standard, in the first quarter of 2018 and now recognize royalties on sales of products commercialized by our partners in the quarter the product is sold as opposed to on a one-quarter lag as previously recognized under ASC 605. The results for the reporting periods beginning after January 1, 2018, are presented in accordance with the new standard, although comparative information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. The adoption of this new standard resulted in higher reported revenue in the second quarter of 2018 of $10.4 million and lower reported revenue in the first half of 2018 of $1.5 million, compared to what it would have been under ASC 605.

Royalty revenue is a function of our partners' product sales and the applicable royalty rate. Promacta and Kyprolis royalty rates are under a tiered royalty rate structure with the highest tier being 9.4% and 3.0%, respectively. Evomela has a fixed royalty rate of 20%.

The following table represents royalty revenue by program under the new (ASC 606) and prior (ASC 605) revenue standard:

(in millions)	Q2 2018 Estimated Partner Product Sales	Effective Royalty Rate	Q2 2018 Royalty Revenue under ASC 606	Q1 2018 Partner Product Sales	Effective Royalty Rate	Q2 2018 Royalty Revenue under ASC 605	Q1 2017 Partner Products Sales	Effective Royalty Rate	Q2 2017 Royalty Revenue under ASC 605
Promacta	$292.0	8.49%	$24.8	$257.1	6.07%	$15.6	$175.8	5.52%	$9.7
Kyprolis	275.0	1.78%	4.9	234.1	1.45%	3.4	195.8	1.48%	2.9
Evomela	5.8	20.00%	1.2	8.1	20.00%	1.6	6.3	20.00%	1.3
Other	43.4	1.15%	0.5	44.0	0.91%	0.4	38.8	0.77%	0.3
Total	$616.2		$31.4	$543.3		$21.0	$416.7		$14.2

Q2 2018 vs. Q2 2017

Total revenue increased $62.0 million, or 222%, to $90.0 million in Q2 2018 compared to $28.0 million in Q2 2017 primarily driven by a $47.0 million OmniAB platform license fee received from WuXi. An increase in sales of Promacta and Kyprolis were key drivers in the increase in royalty revenue. Material sales increased compared to the prior year quarter due primarily to timing of customer purchases of Captisol for use in clinical trials and in commercialized products.

YTD 2018 vs. YTD 2017

Total revenue increased $88.9 million, or 155%, to $146.2 million in the first half of 2018 compared to $57.3 million in the first half of 2017 primarily driven by a $47.0 million OmniAB platform license fee received from WuXi and $20.0 million received from Roivant upon entering into the GRA license agreement to develop and commercialize LGD-6972. An increase in sales of Promacta and Kyprolis were key drivers in the increase in royalty revenue. Material sales also contributed to the increase and was due primarily to timing of customer purchases of Captisol for use in clinical trials and in commercialized products.

Operating Costs and Expenses

(Dollars in thousands)	Q2 2018	% of Revenue	Q2 2017	% of Revenue	YTD 2018	% of Revenue	YTD 2017	% of Revenue
Costs of sales	$1,134		$903		$1,922		$1,244
Amortization of intangibles	3,305		2,706		6,584		5,420
Research and development	6,135		4,822		13,540		13,495
General and administrative	9,294		6,549		16,938		13,872
Total operating costs and expenses	$19,868	22%	$14,980	54%	$38,984	27%	$34,031	59%

Q2 2018 vs. Q2 2017

Total operating costs and expenses as a percentage of total revenue decreased in Q2 2018 compared to Q2 2017. Total revenue for Q2 2018 increased $62.0 million or 155% while total operating costs and expenses for that quarter increased $4.9 million. Amortization of intangibles increased primarily as a result of the Crystal acquisition in the fourth quarter of 2017. Research and development expenses increased due to timing of internal development costs. General and administrative expenses increased primarily due to a $1.2 million payment to a third-party in-licensor and an increase in headcount related expenses.

YTD 2018 vs/. YTD 2017

Total operating costs and expenses as a percentage of total revenue decreased in the first half of 2018 compared to the first half of 2017. Total revenue for the first half of 2018 increased $88.9 million or 155% while total operating costs and expenses for that period increased $5.0 million . Amortization of intangibles increased primarily as a result of the Crystal acquisition in the fourth quarter of 2017. General and administrative expenses increased primarily due to a $1.2 million payment to a third-party in-licensor and an increase in headcount related expenses including stock-based compensation.

Other Income (Expense)

(Dollars in thousands)	Q2 2018	Q2 2017	Change	YTD 2018	YTD 2017	Change
Gain (loss) from Viking	$39,963	$(1,400)	$41,363	$61,808	$(2,406)	$64,214
Interest income	2,762	481	2,281	3,637	835	2,802
Interest expense	(13,454)	(3,341)	(10,113)	(16,933)	(6,638)	(10,295)
Other expense, net	(3,867)	(455)	(3,412)	(4,835)	(531)	(4,304)
Total other expense, net	$25,404	$(4,715)	$30,119	$43,677	$(8,740)	$52,417

  In the first quarter of 2018 we discontinued accounting for our ownership interest in Viking common stock under the equity method and now account for Viking as an equity security with changes in the fair value of Viking common stock recorded as unrealized gain (loss) from Viking. The increase in gain (loss) from Viking is a result of a $32.3 million and $53.5 million unrealized gain recorded in the second quarter and first half of 2018, respectively. In addition, gain (loss) from Viking includes an unrealized gain relating to an increase in the market value of Viking warrants held by us of $7.7 million and $8.5 million in the second quarter and first half of 2018, respectively.

Interest income, net consists primarily of short term investment transactions and the change in their fair market value. The increase over the prior periods presented is due to the increase in our short term investment balance as a result of the 2023 Notes financing on May 22, 2018.

Interest expense includes the 0.75% coupon cash interest expense in addition to the non-cash accretion of discount on our 2019 Notes and 2023 Notes. The increase from prior period is primarily due to the issuance of the 2023 Notes in May of 2018 and settlement of a portion of our 2019 Notes in the second quarter of 2018. See Note 3 - Convertible Senior Notes.

The increase in Other expense, net in Q2 2018 is due primarily to the increase in the fair value of contingent liabilities associated with our Metabasis acquisition and a net increase in our derivative instrument expense associated with our convertible notes and hedge transactions. See Note 3 - Convertible Senior Notes.

Income Tax Expense

(Dollars in thousands)	Q2 2018	Q2 2017	Change	YTD 2018	YTD 2017	Change
Income before income taxes	$95,579	$8,300	$87,279	$150,893	$14,493	$136,400
Income tax expense	(22,419)	(2,242)	(20,177)	(32,452)	(3,356)	(29,096)
Income from operations	$73,160	$6,058	$67,102	$118,441	$11,137	$107,304
Effective tax rate	23.5%	27.0%		21.5%	23.2%

We compute our income tax provision by applying the estimated annual effective tax rate to income or loss from recurring operations and adding the effects of any discrete income tax items specific to the period. Our effective tax rate for the second quarter and first half of 2018 was approximately 23% and 22% and did not differ significantly from the combined federal and state statutory rate of 22.5%. Our effective tax rate for the comparable prior year periods was approximately 27%

and 23%. Excluding discrete tax items primarily related to share-based compensation tax benefits, our effective tax rate for the prior year periods was 37% and did not differ significantly from the federal statutory rate of 35%.

Liquidity and Capital Resources

We have financed our operations through offerings of our equity securities, issuance of convertible notes, product sales and the subsequent sales of our commercial assets, royalties, collaborative research and development and other revenue, and operating lease transactions.

We had net income of $73.2 million for the quarter ended June 30, 2018. As of June 30, 2018, our cash, cash equivalents and marketable securities (including our investment in Viking) totaled $1.0 billion, and we had working capital of $847.6 million. We believe that our currently available funds, cash generated from operations as well as existing sources of and access to financing will be sufficient to fund our anticipated operating, capital requirements and debt service requirement.

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

Borrowings and Other Liabilities

2019 Convertible Senior Notes

We have convertible debt outstanding as of June 30, 2018 related to our 2019 Convertible Senior Notes. In August 2014, we issued $245.0 million aggregate principal amount of convertible senior unsecured notes. The 2019 Convertible Senior Notes are convertible into common stock upon satisfaction of certain conditions. Interest of 0.75% per year is payable semi-annually on August 15th and February 15th through the maturity of the notes in August 2019.

In May and June 2018, we settled notices for conversion of $21.8 million in principal of 2019 Notes. In July 2018, we received notices for conversion of $49.9 million in principal of 2019 Notes.

2023 Convertible Senior Notes

We have convertible debt outstanding as June 30, 2018 related to our 2023 Notes. In May 2018, we issued $750.0 million aggregate principal amount of convertible senior unsecured notes. The 2023 Notes are convertible into common stock upon satisfaction of certain conditions. Interest of 0.75% per year is payable semi-annually on May 15th and November 15th through maturity of the notes in May 2023.

We may, from time to time, subject to market conditions, repurchase the 2019 Notes and/or 2023 Notes or exchange such notes in voluntary transactions with the holders of such notes.

Repurchases of Common Stock
In September 2015, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock from time to time over a period of up to three years. We repurchased 6,000 shares of common stock during Q2 2018 under the authorized program. As of June 30, 2018, $190.6 million remains available for repurchase under the authorized program. Additionally, on May 18, 2018 in conjunction with our 2023 Convertible Senior Notes debt offering we repurchased 260,000 shares at a cost of $191.14 per share.
Contingent Liabilities

Metabasis

In connection with the acquisition of Metabasis in January 2010, we entered into four CVR agreements with Metabasis shareholders. The CVRs entitle the holders to cash payments upon the sale or licensing of certain assets and upon the achievement of specified milestones. See footnote 2, Fair Value Measurements.
Leases and Off-Balance Sheet Arrangements

We lease our office facilities under operating lease arrangements with varying terms through April 2023. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases of 3.0%. We had no off-balance sheet arrangements at June 30, 2018 and December 31, 2017.

Cash Flows

(Dollars in thousands)	YTD 2018	YTD 2017 Revised
Net cash provided by (used in):
Operating activities	$134,405	$29,610
Investing activities	(620,319)	13,533
Financing activities	616,753	(1,672)
Net increase in cash and cash equivalents	$130,839	$41,471

During the first half of 2018, we generated cash from operations, from the 2023 Notes offering and from issuance of common stock under employee stock plans. During the same period we used cash for investing activities, including payments to CVR holders and net purchases of short term investments. We used $52.7 million to repurchase our common stock in the first half of 2018.

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

Investment Portfolio Risk
At June 30, 2018, our investment portfolio included investments in available-for-sale securities of $805.5 million. These securities are subject to market risk and may decline in value based on market conditions. Due to the short-term duration of our investment portfolio and low risk profile of our investments, a 10% increase in interest rates would not have material effect on the fair value of our portfolio.

Equity Price Risk

Our 2019 Notes and 2023 Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or maturity of the notes, as applicable. The minimum amount of cash we may be required to pay is $223.2 million for settlement of the 2019 Notes and $750.0 million for the settlement of the 2023 Notes, but will ultimately be determined by the price of our common stock. The fair values of our 2019 Notes and 2023 Notes are dependent on the price and volatility of our common stock and will generally increase or decrease as the market price of our common stock changes. In order to minimize the impact of potential dilution to our common stock upon the conversion of the 2019 Notes or 2023 Notes, we entered into convertible bond hedge transactions covering the shares of our common stock issuable upon conversion or maturity relating of the 2019 Notes or 2023 Notes. Concurrently with entering into the convertible bond hedge transactions, we entered into warrant transactions whereby we sold warrants with an exercise price of approximately $125.08 per share associated with the 2019 Notes and $315.38 per share associated with the 2023 Notes, subject to adjustment. Throughout the term of 2023 Notes, the notes may have a dilutive effect on our earnings per share to the extent the stock price exceeds the conversion price of the notes. On May 22, 2018 we entered into a supplemental indenture related to the 2019 Notes, whereby we relinquished our right to settle the conversion premium in shares, as a result the 2019 Notes will not have a dilutive effect on our earnings per share as it relates to conversion notices received subsequent to May 22, 2018. Additionally, the warrants may have a dilutive effect on our earnings per share to the extent the stock price exceeds the strike price of the warrants.

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

On July 27, 2018, AG Oncon, LLC, AG Ofcon, Ltd., Calamos Market Neutral Income Fund, Capital Ventures International, Citadel Equity Fund Ltd., Opti Opportunity Master Fund, Polygon Convertible Opportunity Master Fund, Wolverine Flagship Fund Trading Limited, as plaintiffs, filed a complaint in the Court of Chancery of the State of Delaware (AG Oncon, LLC v. Ligand Pharmaceuticals Inc.) alleging claims for violation of the Trust Indenture Act, breach of contract, damages and a declaratory judgment that the Supplemental Indenture, dated as of February 20, 2018, entered into by us and Wilmington Trust, National Association, as trustee, is invalid. The Supplemental Indenture supplemented the Indenture, dated as of August 18, 2014, between us and Wilmington Trust, National Association, which governs the 2019 Notes (as further supplemented, the “Indenture”). The Supplemental Indenture corrected a scrivener’s error in the conversion calculation of the 2019 Notes and was entered into pursuant to Section 9.01(b) of the Indenture, which expressly permits amendments to the Indenture without consent of the noteholders to conform the terms of the Indenture or the 2019 Notes to the “Description of the Notes” section of the offering memorandum for the 2019 Notes, which contained the correct conversion calculation. In addition, the correction conforms the calculation to the stated number of shares to be received upon conversion of the 2019 Notes that is stated in Section 10.01(a) of the Indenture, or a conversion rate initially equal to 13.3251 shares of common stock per $1,000 in principal amount of 2019 Notes. Notice of the Supplemental Indenture was provided to the holders of the 2019 Notes on March 8, 2018 in accordance with Section 9.04 of the Indenture. We believe the allegations are completely without merit, reject all claims raised by the plaintiffs and intend to vigorously defend this matter.

In November 2017, CyDex, our wholly owned subsidiary, received a paragraph IV certification from Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Industries Ltd. and Actavis, LLC (collectively “Teva”) alleging that certain of our patents related to Captisol were invalid, unenforceable and/or will not be infringed by Teva’s ANDA related to Spectrum Pharmaceuticals’ NDA for Evomela. On December 20, 2017, CyDex filed a complaint against Teva in the U.S. District Court for the District of Delaware, asserting that Teva’s ANDA would infringe our patents. On March 22, 2018 Teva filed an answer and counterclaims seeking declarations of non-infringement and invalidity as to each of the asserted patents and on April 12, 2018 CyDex filed an answer to Teva’s counterclaims.

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

In addition, we cannot assure you that all of the potentially relevant prior art-information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention-relating to our and our partners’ patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application, and we or our partners may be subject to a third party pre-issuance submission of prior art to the United States Patent and Trademark Office. Even if patents do successfully issue and even if such patents cover our or our partner’s products or potential products, third parties may an initiate litigation or opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated, may allow third parties to commercialize our or our partners’ products and compete directly with us and our partners, without payment to us or our partners, or limit the duration of the patent protection of our and our partners’ technology and products. For example, we are aware that a third party has requested a reexamination of U.S. Patent No. 8,703,485 related to OmniAb on the basis of certain prior art documents. If the United States Patent and Trademark Office grants the request, we will have an opportunity to respond, but we cannot assure you that this patent will be held to be valid.

Litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could adversely impact our ability to prevent third parties from competing with our partner’s products. Any adverse outcome of such litigation or other proceeding could result in one or more or our patents being held invalid or unenforceable, which could adversely affect our ability to successfully execute our business strategy and negatively impact our financial condition and results of operations. However, given the unpredictability inherent in litigation, we cannot predict or guarantee the outcome of these matters or any other litigation. Regardless of how these matters are ultimately resolved, these matters may be costly, time-consuming and distracting to our management, which could have a material adverse effect on our business.

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

In August 2014, we issued $245.0 million principal amount of 2019 Notes and in May 2018, we issued $750.0 million principal amount of 2023 Notes. Conversion of our outstanding convertible notes may result in losses, result in the dilution of existing stockholders, create downward pressure on the price of our common stock, and restrict our ability to take advantage of future opportunities.

The sale of the 2019 Notes and 2023 Notes may affect our earnings per share figures, as accounting procedures require that we include in our calculation of earnings per share the number of shares of our common stock into which the 2019 Notes and 2023 Notes are convertible. The convertible notes may be converted into cash and shares of our common stock, if any (subject to our right or obligation to pay cash in lieu of all or a portion of such shares). If shares of our common stock are issued to the holders of the convertible notes upon conversion, there will be dilution to our shareholders' equity and the market price of our shares may decrease due to the additional selling pressure in the market. Any downward pressure on the price of our common stock caused by the sale or potential sale of shares issuable upon conversion of the convertible notes could also encourage short sales by third parties, creating additional selling pressure on our stock. Upon the occurrence of certain circumstances, holders of the convertible notes may require us to purchase all or a portion of their notes for cash, which may require the use of a substantial amount of cash. In addition, we must use cash to settle the principal and any premium due upon conversion of the 2019 Notes for any conversion notices received on or after May 22, 2018. If such cash is not available, we may be required to sell other assets or enter into alternate financing arrangements at terms that may or may not be desirable. The existence of the convertible notes and the obligations that we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities.

As of June 30, 2018, we had $223.2 million aggregate principal amount of convertible notes due 2019, and $750 million aggregate principal amount of convertible notes due 2023 outstanding. The notes are convertible into cash, and if applicable, shares of our common stock under certain circumstances, including trading price conditions related to our common stock. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the notes to be extinguished and their corresponding net carrying value. The fair value of the notes to be extinguished depends on our current incremental borrowing rate. The net carrying value of our notes has an implicit interest rate of 5.83% with respect to the 2019 Notes, and 5.55% with respect to the 2023 Notes. If our incremental borrowing rate at the time of conversion is lower than the implied interest rate of the notes, we will record a loss in our consolidated statement of income during the period in which the notes are converted.

In March and April 2018, we received notices for conversion of $21.8 million of principal amount of the 2019 Notes which were settled in May and June 2018. In July 2018, we received notices for conversion of $49.9 million of principal amount of the 2019 Notes which are expected to settle in October 2018.

Impairment charges pertaining to goodwill, identifiable intangible assets or other long-lived assets from our mergers and acquisitions could have an adverse impact on our results of operations and the market value of our common stock.

The total purchase price pertaining to our acquisitions in recent years of CyDex, Metabasis, Neurogen, OMT and Crystal have been allocated to net tangible assets, identifiable intangible assets, in-process research and development and goodwill. To the extent the value of goodwill or identifiable intangible assets or other long-lived assets become impaired, we will be required to incur material charges relating to the impairment. Any impairment charges could have a material adverse impact on our results of operations and the market value of our common stock.

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

Date:	August 8, 2018	By:	/s/ Matthew Korenberg
Matthew Korenberg
Executive Vice President, Finance and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

4.1
Supplemental Indenture, dated as of February 20, 2018, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2018)

4.2
Second Supplemental Indenture, dated as of May 22, 2018, between the Company and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2018).

4.3
Indenture, dated as of May 22, 2018, between the Company and Wilmington Trust, National Association, as trustee, including the form of 0.75% Convertible Senior Notes due 2023 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2018)

10.1
Letter Agreement, dated as of May 17, 2018, between Barclays Capital Inc. and the Company regarding the Base Convertible Note Hedge Transaction (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2018).

10.2
Letter Agreement, dated as of May 17, 2018, between Barclays Capital Inc. and the Company regarding the Base Warrant Transaction (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2018)..

10.3
Letter Agreement, dated as of May 17, 2018, between Deutsche Bank AG and the Company regarding the Base Convertible Note Hedge Transaction (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2018).

10.4
Letter Agreement, dated as of May 17, 2018, between Deutsche Bank AG and the Company regarding the Base Warrant Transaction (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2018).

10.5
Letter Agreement, dated as of May 17, 2018, between Goldman Sachs & Co. LLC and the Company regarding the Base Convertible Note Hedge Transaction (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2018).

10.6
Letter Agreement, dated as of May 17, 2018, between Goldman Sachs & Co. LLC and the Company regarding the Base Warrant Transaction (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2018).

10.7
Letter Agreement, dated as of May 18, 2018, between Barclays Capital Inc. and the Company regarding the Additional Convertible Note Hedge Transaction (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2018).

10.8
Letter Agreement, dated as of May 18, 2018, between Barclays Capital Inc. and the Company regarding the Additional Warrant Transaction (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2018).

10.9
Letter Agreement, dated as of May 18, 2018, between Deutsche Bank AG and the Company regarding the Additional Convertible Note Hedge Transaction (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2018).

10.10
Letter Agreement, dated as of May 18, 2018, between Deutsche Bank AG and the Company regarding the Additional Warrant Transaction (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2018).

10.11
Letter Agreement, dated as of May 18, 2018, between Goldman Sachs & Co. LLC and the Company regarding the Additional Convertible Note Hedge Transaction (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2018).

10.12
Letter Agreement, dated as of May 18, 2018, between Goldman Sachs & Co. LLC and the Company regarding the Additional Warrant Transaction (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2018).

10.13†	Platform License Agreement, dated March 23, 2015, by and between Open Monoclonal Technology, Inc. and WuXi AppTec Biopharmaceuticals Co., Ltd.
10.14†
Amendment Number 1 to Platform License Agreement, dated June 11, 2017, by and between Open Monoclonal Technology, Inc. and WuXi Biologics (Hong Kong) Limited (as successor-in-interest to WuXi AppTec Biopharmaceuticals Co., Ltd.).

10.15†
Amendment Number 2 to Platform License Agreement, dated June 25, 2018, by and between Open Monoclonal Technology, Inc. and WuXi Biologics Ireland Limited (as successor-in-interest to WuXi Biologics (Hong Kong) Limited).

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