Form 10-K
period 2019-12-31
LIGAND PHARMACEUTICALS INC
filed 2020-02-27
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .

Commission File No. 001-33093
LIGAND PHARMACEUTICALS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	77-0160744
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3911 Sorrento Valley Boulevard, Suite 110
San Diego
CA	92121
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 550-7500
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	LGND	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates was approximately $1.8 billion based on the last sales price of the Registrant’s Common Stock on the Nasdaq Global Market of the Nasdaq Stock Market LLC on June 28, 2019. For purposes of this calculation, shares of Common Stock held by directors, officers and 10% stockholders known to the Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of February 21, 2020, the Registrant had 16,505,197 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2020 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2019 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2019 Notes	$245.0 million aggregate principal amount of convertible senior unsecured notes due 2019
2023 Notes	$750.0 million aggregate principal amount of convertible senior unsecured notes due 2023
AAALAC	Accreditation of Laboratory Animal Care International
Ab Initio	Ab Initio Biotherapeutics, Inc.
Abvivo	Abvivo, LLC
ACOVA	ACOVA, Inc.
ADHF	Acute decompensated heart failure
Aldeyra	Aldeyra Therapeutics, Inc.
Amended Interest Purchase Agreement	Amended and Restated Interest Purchase Agreement, dated May 31, 2017, between the Company and CorMatrix Cardiovascular, Inc.
Amgen	Amgen, Inc.
ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
Aptevo	Aptevo Therapeutics
Arcus	Arcus Biosciences, Inc.
ASC	Accounting Standards Codification
ASCO	American Society of Clinical Oncology
ASCT	Autologous Stem Cell Transplantation
ASU	Accounting Standards Update
Aziyo	Aziyo Med, LLC
Baxter	Baxter International, Inc.
BeiGene	BeiGene Switzerland GmbH
BendaRx	BendaRx Corp.
Bexson Biomedical	Bexson Biomedical, Inc.
BMS	Bristol Myers Squibb
CStone	CStone Pharmaceuticals (Suzhou) Co., Ltd.
CASI	CASI Pharmaceuticals, Inc.
Cardioxyl	Cardioxyl Pharmaceuticals, Inc.
CI-AKI	Contrast-induced acute kidney injury
Code of Conduct	Code of Conduct and Ethics Policy
Coherus	Coherus Biosciences, Inc.
CoM	Composition of Matter
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
Convertible Note	Senior Convertible Promissory Note
COPD	Chronic obstructive pulmonary disease
Cormatrix	Cormatrix Cardiovascular, Inc.
Cormatrix Asset Sale	Asset sale from CorMatrix to Aziyo
Corvus	Corvus Pharmaceuticals, Inc.
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CRO	Contract Research Organization
Crystal	Crystal Bioscience, Inc.
Cumulus	Cumulus Oncology, Ltd.
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.

Daiichi Sankyo	Daiichi Sankyo Company, Ltd.
Dianomi	Dianomi Therapeutics, Inc.
DMF	Drug Master File
ESG	Environmental, Social and Governance
Eisai	Eisai Inc.
Eli Lilly	Eli Lilly and Company
ECM	Extracellular matrix
EPA	Environmental Protection Agency
ESPP	Employee Stock Purchase Plan, as amended and restated
EU	European Union
Exelixis	Exelixis, Inc.
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
FSGS	Focal segmental glomerulosclerosis
GAAP	Generally accepted accounting principles in the United States
GBM	Glioblastoma
Genagon	Genagon Therapeutics AB
GCSF	Granulocyte-colony stimulating factor
GigaGen	GigaGen, Inc.
Gilead	Gilead Sciences, Inc.
GPCR	G-protein coupled receptor
GRA	Glucagon receptor antagonist
HanAll	HanAll Biopharma Co., Ltd.
Harbour	Harbour BioMed Shanghai Co., Ltd.
HBV	Hepatitis B Virus
HCC	Hepatocellular Carcinoma
Hikma	Hikma Pharmaceuticals PLC
HNO	Nitroxyl
Hovione	Hovione FarmCiencia, S.A.
Icagen	Icagen, Inc.
IPR&D	In-Process Research and Development
IRAK4	Interleukin-1 Receptor Associated Kinase-4
IRS	Internal Revenue Service
IV	Intravenous
iMBP	iMetabolic Biopharma Corporation
Immunovant	Immunovant Sciences GmbH
IND	Investigational New Drug
Kira Pharma	Kira Pharmaceuticals Ltd.
KSQ Therapeutics	KSQ Therapeutics, Inc.
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
LTP	Liver targeting prodrug
Lundbeck	Lundbeck A/S
Marinus	Marinus Pharmaceuticals, Inc.
MCM	Mineral Coated Microparticle
Melinta	Melinta Therapeutics, Inc.
Merck	Merck & Co., Inc.
Merrimack	Merrimack Pharmaceuticals, Inc.

Metabasis	Metabasis Therapeutics, Inc.
Metavant	Metavant Sciences Ltd.
Millennium	Millennium Pharmaceuticals, Inc.
MLA	Master License Agreement
MRSA	Methicillin-resistant Staphylococcus aureu
NASH	Non-alcoholic steatohepatitis
NDA	New Drug Application
NOLs	Net Operating Losses
Novan	Novan, Inc.
Novartis	Novartis AG
Nucorion	Nucorion Pharmaceuticals, Inc.
OMT	Open Monoclonal Technology, Inc.
Ono	Ono Pharmaceutical Co., Ltd.
Opthea	Opthea Limited
Orange Book	Publication identifying drug products approved by the FDA based on safety and effectiveness
Original Interest Purchase Agreement	Interest Purchase Agreement, dated May 3, 2016, between the Company and CorMatrix Cardiovascular, Inc.
Palvella	Palvella Therapeutics, Inc.
Par	Par Pharmaceutical, Inc.
Pfizer	Pfizer, Inc.
PFS	Progression-free Survival
Pharmacopeia	Pharmacopeia, Inc.
Phoenix Tissue	Phoenix Tissue Repair
PhoreMost	PhoreMost Limited
PPD	Post-Partum Depression
PSU	Performance stock unit
R&D	Research and Development
Retrophin	Retrophin Inc.
Roivant	Roivant Sciences GMBH
RSU	Restricted stock unit
SAGE	Sage Therapeutics, Inc.
SARM	Selective Androgen Receptor Modulator
SEC	Securities and Exchange Commission
Sedor	Sedor Pharmaceuticals, Inc., or RODES, Inc.
Seelos	Seelos Therapeutics, Inc.
Selexis	Selexis, SA
Sermonix	Sermonix Pharmaceuticals, LLC
Spectrum	Spectrum Pharmaceuticals, Inc.
SQ Innovation	SQ Innovation, Inc.
Sunshine Lake Pharma	Sunshine Lake Pharma Co., Ltd.
Takeda	Takeda Pharmaceuticals Company Limited
Talem	Talem Therapeutics LLC
Tax Act	The Tax Cuts and Jobs Act
Teva	Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Industries Ltd. and Actavis, LLC
TG Therapeutics	TG Therapeutics, Inc.
TR-Beta	Thyroid hormone receptor beta
Valanbio	Valanbio Therapeutics, Inc.

VDP	Vernalis Design Platform
VentiRx	VentiRx Pharmaceuticals, Inc.
Vernalis	Vernalis plc
Verona	Verona Pharma plc
Viking	Viking Therapeutics
Vireo	Vireo Health
WuXi	WuXi Biologics Ireland Limited
WuXi Agreement	The Platform License Agreement, dated March 23, 2015, by and between Ligand and WuXi, as amended
Xi'an Xintong	Xi'an Xintong Medicine Research
X-ALD	X-linked adrenoleukodystrophy
xCella Biosciences	xCella Biosciences, Inc.
Zydus Cadila	Zydus Cadila Healthcare, Ltd

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

Trademarks

Our trademarks, trade names and service marks referenced herein include Ligand®, Captisol®, LTP™, LTP technology™, OmniAb®, OmniMouse®, OmniRat®, OmniFlic®, OmniClic™, OmniChicken® , Vernalis®, VDP™ and HepDirect™ which are protected under applicable intellectual property laws and are our property. All other trademarks, trade names and service marks including Kyprolis®, Evomela®, ZulressoTM, Minnebro®, Baxdela®, CarnexivTM, ConbrizaTM, Duavee®, Promacta®, SUREtechnology PlatformTM, Viviant®, VivitraTM, Bryxta®, and Exemptia® are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this report may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to such trademarks, trade names and service marks. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of, us by the trademark or trade dress owners.

Item 1.	Business

Overview
We are a biopharmaceutical company focused on developing and acquiring technologies that help pharmaceutical companies discover and develop medicines. We employ research technologies such as antibody discovery technologies, structure-based drug design, formulation science and liver targeted pro-drug technologies to assist companies in their work toward securing prescription drug and biologic approvals. We currently have partnerships and license agreements with over 120 pharmaceutical and biotechnology companies. Over 200 different programs are in various stages of commercialization and development and fully funded by our collaboration partners and licensees. We have contributed novel research and technologies for approved medicines that treat cancer, osteoporosis, fungal infections and PPD, among others. Our collaboration partners and licensees have programs currently in clinical development targeting cancer, seizure, diabetes, cardiovascular disease, muscle wasting, liver disease, and kidney disease, among others. We have over 1,200 issued patents worldwide.

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

2019 and Recent Major Business Highlights
Major Transactions and Strategic Investments
Consistent with our business model, we pursued novel investments to augment our technology platforms and assets. We acquired Ab Initio in a $12 million acquisition that brought Ligand a patented antigen technology that is synergistic with our OmniAb® therapeutic antibody discovery platform. We also invested $3 million in Dianomi in exchange for equity and a royalty rights on future development programs using Dianomi’s patented Mineral Coated Microparticle (MCM) technology. In 2019, we sold our assets and royalty rights for Promacta to Royalty Pharma for $827 million.
On February 11, 2020, we announced the signing of an agreement to acquire the core assets, partnered programs and ion channel technology from Icagen for $15 million in cash. Icagen will also be entitled to receive up to an additional $25 million of cash payments based on certain revenue achievements. The transaction is subject to certain closing conditions, including a vote of Icagen stockholders, and is expected to close in April 2020.
Corporate and Governance Highlights

Ligand’s Board of Directors is highly committed to policies and practices focused on environmental sustainability, positively impacting our social community and maintaining and cultivating good corporate governance. By focusing on such ESG policies and practices, we believe we can affect a meaningful and positive change in our community and maintain our open, collaborative corporate culture. We will continue our proactive shareholder and employee engagement in 2020. See www.ligand.com for information about our ESG policies and practices.
Sarah Boyce joined our Board, increasing the total number of Directors to nine. Also in 2019, two members of our Board, Nancy Gray and Sarah Boyce, were named to WomenInc’s Most Influential Corporate Directors list.
OmniAb Technology Platform Updates
We continue to invest in and expand the OmniAb Technology platform, and in 2019 we launched OmniClic™, a novel next-generation common light chain OmniChicken-based discovery technology focused on bispecific antibodies. We entered into nine new OmniAb platform license agreements in 2019 with Sanofi, Millennium/Takeda, GigaGen, Talem Therapeutics, Kira Pharma, Genagon, Ascella, Unity Biotechnology and Abvivo. Our scientists and our partners presented data highlighting the utility of the OmniAb platform at multiple conferences throughout the year, and we published multiple papers in peer-reviewed journals.
Development-stage OmniAb partners continue to report progress clinically; notable advancements include:
•CStone’s CS1001, an OmniAb-derived anti-PD-L1 antibody, that demonstrated promising antitumor activity with a complete response rate of 33.3% in a Phase 2 trial in patients with relapsed or refractory extranodal natural killer/T-cell lymphoma. CStone also announced the start of a Phase 3 trial assessing CS1001 in combination with chemotherapy for treatment of gastric or gastro-esophageal cancers.
•Immunovant starting ASCEND-GO 2, a placebo-controlled Phase 2b trial evaluating OmniAb-derived IMVT-1401 in patients with Graves’ ophthalmopathy. IMVT-1401 is a fully human antibody that selectively binds to and inhibits the neonatal Fc receptor.
•Aptevo Therapeutics announcing positive Phase 1 data for APVO436, and GenMab highlighting clinical progress of the OmniAb-derived DuoBody-PD-L1x4-1BB.
Captisol Technology Updates
We reported the highest level of annual Captisol material sales in 2019, and we entered into new Captisol clinical use or license and supply agreements with a number of new partners, including: Millennium/Takeda; Merck KGaA, reVision Therapeutics; SQ Innovation; BendaRx; Bexson Biomedical, Valanbio; and others.
Kyprolis® is an Amgen product that utilizes Captisol in its formulation. We earn royalties on global sales of Kyprolis and also receive revenue for material sales. In September 2019, Amgen announced that the Phase 3 CANDOR study met its primary endpoint of progression-free survival. The regimen resulted in a 37% reduction in the risk of progression or death in patients with relapsed or refractory multiple myeloma. In October 2019, Amgen announced a strategic collaboration with BeiGene, an oncology-focused biotechnology company with an established infrastructure in China, to expand its oncology presence in the region. Kyprolis is currently under regulatory review in China for relapsed and refractory multiple myeloma.
New Captisol-enabled products were launched or expanded into new geographies in 2019, with SAGE launching ZULRESSO™ for the treatment of postpartum depression in the US, and CASI launching Evomela® in China.
Gilead Sciences announced on January 31, 2020 that they are working closely with global health authorities to respond to the novel coronavirus (COVID-19) outbreak through the appropriate experimental use of remdesivir (GS-5734). Remdesivir is formulated with Captisol. Gilead has initiated clinical trials together with Chinese authorities in patients who have been infected with COVID-19 to determine the safety and efficacy of remdesivir as a potential treatment for the virus. Remdesivir was also highlighted in The New England Journal of Medicine for treating the first case of COVID-19 in the United States. We have a non-exclusive supply agreement with Gilead, and our economics are built into Captisol material sales.
On February 20, 2020, we entered into a Captisol Use/Supply Agreement with China Resources Double-Crane Pharmaceuticals Co., Ltd, (“CR Double Crane”), pursuant to which we will supply Captisol to CR Double Crane for use in preclinical and clinical studies of remdesivir to treat the 2019 novel coronavirus, 2019-nCoV. We will receive revenues based on the amount of Captisol ordered by CR Double Crane.
Development-stage Captisol partners reported progress of programs in a variety of therapy areas, notably:

•Marinus announced positive results from a Phase 2 trial of ganaxolone in Refractory Status Epilepticus.
•Merck KGaA announced Phase 2 results for M6620, an ATR kinase inhibitor, demonstrating that addition of M6620 to gemcitabine extended PFS without added toxicity in patients with platinum-resistant cancer.
•Takeda announced results of a Phase 1 proof-of-concept study of Captisol-enabled TAK-925, a selective orexin type-2 receptor (OX2R) agonist, in individuals with narcolepsy type 1.
•SAGE announced plans for SAGE-689, a potential therapy for disorders associated with GABA hypofunction. SAGE expects to commence a Phase 1 trial in 2020.
Vernalis Design Platform (VDP) Updates
We continued to expand our portfolio of VDP-derived partnerships during 2019, following our 2018 acquisition of Vernalis and VDP partners continued to report on development progress.
•Verona Pharma announced positive data in a 4-week Phase 2b COPD trial with nebulized ensifentrine on top of tiotropium therapy. The primary endpoint was met at all doses, and ensifentrine produced clinically and statistically significant improvements in lung function. Verona intends to start Phase 3 in 2020.
•We entered a license agreement with Cumulus for VER250840, a novel, oral, Chk1 kinase inhibitor. We are eligible to receive more than $76 million of milestones and tiered royalties in the mid-to-high single digits.
•We entered into a VDP collaboration with PhoreMost and will share revenues with PhoreMost on any future licenses.
Additional Pipeline Developments
Our existing pipeline of partnered programs continued to advance, with multiple partners reporting on clinical and regulatory developments. Selected highlights include:
•Viking presented new results from a Phase 2 study of VK2809, its novel liver-selective thyroid hormone receptor beta agonist, in patients with non-alcoholic fatty liver disease and elevated low-density lipoprotein cholesterol, and also announced the start of a Phase 2b trial in patients with biopsy-confirmed NASH.
•Palvella announced that the Phase 3 pivotal portion of the seamless Phase 2/3 VALO study of PTX-022 for the treatment of patients with pachyonychia congenita had commenced.
•Retrophin announced new data from the Phase 2 DUET study, examining the impact of sparsentan on quality of life in patients with FSGS.
•Sermonix started a Phase 2 trial of lasofoxifene in breast cancer, and announced grant of Fast Track Designation.
•Sanofi presented positive Phase 3 data of sutimlimab in patients with cold agglutinin disease.
•Metavant informed Ligand that they no longer planned to initiate a proof-of-concept trial for RVT-1502 in Type 1 diabetes following requests from FDA for additional non-clinical studies. Metavant is evaluating its development plans for the program.
•Daiichi Sankyo announced the launch of MINNEBRO® (esaxerenone) tablets in Japan.
Select Partner Financing Events
Multiple partners completed financing events in 2019 to fund development of Ligand-partnered programs. Notably, CStone listed shares on the HKG and raised $266 million it is using to fund development of CS1001. Seelos completed a reverse merger and listed on Nasdaq. In conjunction with the transaction, Seelos generated gross proceeds of $18 million to fund its pipeline. And, Nucorion announced the closing of a $5 million Series B financing to support Phase development for its lead program, NCO-1010 for hepatitis B. NCO-1010 utilizes Ligand’s LTP Platform™ technology. Guangdong Ji-Bao Pharmaceutical Company of Guangzhou, China invested $4 million and Ligand invested $1 million in the Nucorion Series B round.
Internal Pipeline Highlights

We continue to invest in internal R&D with the goal to secure valuable partnerships in the future. In 2019, we announced positive top-line results from a Phase 1 trial of our internal Captisol-enabled (CE) Iohexol program. The trial achieved the primary endpoint by demonstrating pharmacokinetic bioequivalence of CE-Iohexol injection and a reference Iohexol injection (OMNIPAQUE™) after IV administration in healthy adults. CE-Iohexol injection was well tolerated, and adverse events were in line with the known safety profile of OMNIPAQUE. We plan to submit an IND with the FDA and to initiate a Phase 2 study in the U.S. in 2020. We also progressed five internal antibody-related programs leveraging our OmniChicken technology that we initiated in mid-2018. The programs are focused on targets for which biology is known, centered in the oncology space.

Technologies

A variety of technology platforms that enable elements of drug discovery or development form the basis of our portfolio of fully-funded shots on goal. Platform technologies or individual drugs discovered by Ligand are related to a broad estate of intellectual property that includes over 1,200 patents issued worldwide.

OmniAb Technologies

Our OmniAb technology includes our OmniRat, OmniMouse, OmniFlic, OmniChicken and OmniClic technology platforms for use in discovering fully human antibodies. The OmniRat, OmniMouse, and OmniFlic platforms consist of genetically-engineered transgenic animals that produce a broadly diversified repertoire of antibodies and enable novel fully-human antibody drug discovery and development by our OmniAb partners. Fully-human OmniAb antibodies provide advantages to our partners in that fully-human antibodies have reduced immunogenicity, streamlined development timelines and costs, and accelerated novel antibody discovery. The OmniChicken and OmniClic platforms consist of genetically-engineered transgenic chickens which enable the generation of novel antibodies against targets that are not immunogenic in mammals like mice and rats. We acquired these technologies through the acquisition of OMT in January 2016 and Crystal in October 2017. As of December 31, 2019, we had entered into OmniAb platform license agreements with more than 40 collaboration partners, including 2 partners who have rights through our partnership with WuXi. Our OmniAb partners were working on approximately 180 active programs, of which 12 were in various stages of clinical trials as of December 31, 2019.

Captisol Technology

Captisol is our patented, uniquely-modified cyclodextrin that is specifically designed to maximize safety, while improving the solubility, stability and bioavailability of APIs. Captisol can enable faster and more efficient development paths for our partners, given its known regulatory acceptance. In addition to solid Captisol powder, we offer our partners access to cGMP manufactured aqueous Captisol concentrate. This product offering was established in 2017 to reduce cycle time and increase Captisol production capacity for large volume drug products. We maintain both Type IV and Type V DMFs with the FDA. These DMFs contain manufacturing and safety information relating to Captisol that our licensees can reference when developing Captisol-enabled drugs. We also have active DMFs in Japan, China and Canada. As of December 31, 2019, Captisol-enabled drugs were being marketed in more than 70 countries, and over 40 partners had Captisol-enabled drugs in development.

Vernalis Design Platform (VDP)

The VDP technology leverages our leadership in structure-guided drug discovery in which protein structure, drug fragment screening and modeling are integrated with medicinal chemistry to enable the rapid discovery of novel drugs. The VDP approach establishes structural information via x-ray crystallography and NMR methods and develops reliable assay systems to test biophysical, functional and cellular properties. The VDP has proven success with highly-challenging pharmaceutical targets and has generated a broad portfolio, with over 5,000 novel drug/target complexes determined and over 400 granted and pending patents. We acquired the VDP technology through our acquisition of Vernalis in October of 2018, and maintain state-of-the-art laboratories in Cambridge, UK. As of December 31, 2019, we have agreements with 10 partners for active research collaboration using VDP technology on a total of 17 active programs.

HepDirect/LTP Technology Platform

The HepDirect platform is a first generation liver-targeting prodrug technology designed to deliver certain phosphorus-containing drugs to the liver by using a proprietary chemical modification that renders an API biologically inactive until cleaved by a liver-specific enzyme. The HepDirect™ technology may improve the efficacy and/or safety of certain drugs and can be applied to marketed or new drug products to treat liver diseases or diseases caused by hemostasis imbalance of circulating molecules controlled by the liver.

Our LTP platform is a broad second generation liver-targeting prodrug technology that has an activation mechanism similar to HepDirect but with broader applications and many improved features. The proprietary chemical modifications can be used with many chemical classes of drugs in addition to phosphorus-containing compounds and have multiple chemistry strategies, designed to improve flexibility and success rates. In addition, the second generation technology eliminates the undesirable by-products released during activation of the first generation prodrugs. As of December 31, 2019, we had entered into HepDirect/LTP platform agreements with six partners, all of whom had active programs.

SUREtechnology Platform (owned by Selexis)

We acquired economic rights to various SUREtechnology Platform programs from Selexis. The SUREtechnology Platform, developed and owned by Selexis, is a novel technology that improves the way that cells are utilized in the development and manufacturing of recombinant proteins and drugs. As of December 31, 2019, we are entitled to certain economic rights to SUREtechnology Platform license agreements with 14 partners developing or having commercialized 23 programs.

Partners and Licensees
We currently have partnerships and license agreements with over 120 pharmaceutical and biotechnology companies. In addition to the table below, we also have more than 10 undisclosed partners and licensees.

Big Pharma	Ticker	Generics, continued	Ticker	Biotech, continued	Ticker
AbbVie	ABBV	Hikma	HIK	MEI	MEIP
AstraZeneca	AZN	Par	Private	Melinta	MLNT
Baxter	BAX	Zydus Cadila	CADILAHC	Menarini	Private
Boehringer Ingelheim	Private	Biotech	Ticker	Meridian Labs	Private
BMS	BMY	ABBA	Private	Metavant	Private
Daiichi Sankyo	DSKY	ABL Bio	298380	Merrimack	MACK
Eli Lilly	LLY	Abvivo	Private	Novan	NOVN
Eisai	4523	Aldeyra	ALDX	Novogen	NVGN
GSK	GSK	Amgen	AMGN	Nucorion	Private
Janssen	JNJ	Arcus	RCUS	Opthea	OPT
Merck	MRK	Asahi Kasei	3407	Outlook	OTLK
Merck KGaA	MRK.DE	Ascella	Private	Palvella	Private
Novartis	NVS	BendaRx	Private	Phoenix Tissue	Private
Ono	4528	Bexson Biomedical	Private	Precision Biologics	Private
Otsuka	4768	bluebird bio	BLUE	Retrophin	RTRX
Pfizer	PFE	Cantex	Private	Revision	Private
Sanofi	SNY	Celgene	CELG	SAGE	SAGE
Takeda	4502	Corvus	CRVS	Seattle Genetics	SGEN
Specialty Pharma	Ticker	CStone	2616.HK	Seelos	SEEL
Acrotech	Private	Cumulus	Private	Servier	Private
Aytu Bioscience	AYTU	Curon	Private	Sunshine Lake	Private
Aziyo	Private	CURx	Private	Surface	SURF
Beloteca	Private	Aptevo	APVO	Symphogen	Private
CASI	CASI	Electra	Private	Talem	Private
CorMatrix	Private	Exelixis	EXEL	Teneobio	Private
CTI Biopharma	CTIC	Five Prime	FRPX	TG Therapeutics	TGTX
Cuda	Private	F-Star	Private	Tizona	Private
Ferring	Private	Genmab	GEN	Unity	UBX
Gloria	2437	Genagon	Private	Valanbio	Private
Lundbeck	LUN	Genekey Biotech	Private	Vaxxas	Private
Proximagen	Private	Glenmark	GLENMARK	Vega	Private
Sedor	Private	GigaGen	Private	VenBio	Private
Sermonix	Private	Gilead Sciences	GILD	VentiRx	Private
Shire	SHPG	HanAll	9420	Verona	VRNA
SQ Innovation	Private	Harbour	Private	Vertex	VRTX
Teijin	TINLF	IBC Generium	Private	Viking	VKTX
Vireo Health	Private	iMetabolic	Private	Virtuoso	Private
Generics	Ticker	Immunovant	IMVT	xCella	Private
Alvogen	Private	J-Pharma	Private	Xi'an Xintong	Private
BioCad	Private	Kira	Private	XTL Bio	XTLB
Coherus	CHRS	KSQ	Private	WuXi	603259
Gedeon Richter	GEDSF	Marinus	MRNS	Zhilkang Hongyi	Private

Commercial and Clinical Stage Partnered Portfolio

We have a large portfolio of current and future potential revenue-generating programs, including over 200 fully-funded by our partners. In addition to the table below, we also have more than 100 undisclosed preclinical programs.

Approved
Partner Name	Program	Therapeutic Area

Acrotech/CASI	Evomela	Cancer
Alvogen	Voriconazole	Infectious Disease
Amgen/Ono	Kyprolis	Cancer
Aytu	Tuzistra	Infectious Disease
Aziyo	ECM portfolio	Medical device/Cardiology
Baxter	Nexterone	Cardiovascular
Biocad	Teberif	Inflammatory/Metabolic
Exelixis/Daiichi-Sankyo	Minnebro	Cardiovascular
Hikma	Voriconazole	Infectious Disease
Lundbeck	Carnexiv	Central Nervous System
Melinta	Baxdela	Infectious Disease
Menarini	Frovatriptan	Central Nervous System
Merck	Noxafil-IV	Infectious Disease
Par	Posaconazole	Infectious Disease
Pfizer	Viviant/Conbriza	Inflammatory/Metabolic
Pfizer	Duavee	Inflammatory/Metabolic
Pfizer	Vfend-IV	Infectious Disease
SAGE	Zulresso	Central Nervous System
Zydus Cadila	Vivitra	Cancer
Zydus Cadila	Bryxta/ZyBev	Cancer
Zydus Cadila	Exemptia	Inflammatory/Metabolic
Zydus Cadila	Vortuxi	Inflammatory/Metabolic

Phase 3/Pivotal or Regulatory Submission Stage
Partner Name	Program	Therapeutic Area

Aldeyra	Reproxalap	Other/Undisclosed
Biocad	BCD-066	Blood Disorders
CStone	CS1001	Cancer
IBC Generium	GNR-008	Severe and Rare
Novan	SB206	Infectious Disease
Outlook Therapeutics	ONS-5010	Other/Undisclosed
Retrophin	Sparsentan	Severe and Rare
Sanofi	Sutimlimab	Blood Disorders
Sedor	CE-Fosphenytoin	Central Nervous System
Sunshine Lake	Vilazodone	Central Nervous System
Takeda	Pevonedistat	Cancer

Phase 2
Partner Name	Program	Therapeutic Area

Cantex	CX-01	Cancer
Cardioxyl/BMS	BMS986231	Cardiovascular
CTI Biopharma	Tosedostat	Cancer
Eisai	FYCOMPA	Central Nervous System
Gilead	GS-5734	Infectious Disease
Gloria	GLS010	Cancer
Immunovant	IMVT-1401	Inflammatory/Metabolic
J-Pharma	JPH-203	Cancer
Marinus	Ganaxalone IV	Central Nervous System
Merck	M6620	Cancer
Metavant	RT-1502	Inflammatory/Metabolic
Novartis	KLM465	Blood disorders
Novartis	CE-Trametinib	Cancer
Novartis	ECF843	Inflammatory/Metabolic
Opthea	OPT-302	Other/Undisclosed
Palvella	PTX-022	Other/Undisclosed
Precision Biologics	NPC-1C	Cancer
Sedor	CE-Budesonide	Inflammatory/Metabolic
Seelos	Aplindore	Central Nervous System
Sermonix	Lasofoxifene	Cancer
VentiRx	VTX-2337	Cancer
Verona	Ensifentrine	Inflammatory/Metabolic
Viking	VK5211	Inflammatory/Metabolic
Viking	VK2809	Inflammatory/Metabolic
Viking	VK0214	Inflammatory/Metabolic
Viking	VK0612	Inflammatory/Metabolic
Xi'an Xintong	Pradefovir	Infectious Disease
XTL Bio	hCDR1	Severe and Rare

Phase 1
Partner Name	Program	Therapeutic Area

Amgen	AMG-330	Cancer
Aptevo	APVO436	Cancer
Arcus	AB122	Cancer
Corvus	Cifordenant	Cancer
CSL	CSL-324	Cancer
Cuda	Cudafol	Central Nervous System
F-Star	FS-102	Cancer
Gedeon Richter	Bevacizumab	Cancer
Gedeon Richter	RGB-03	Inflammatory/Metabolic
Genekey Biotech	PCSK-9	Inflammatory/Metabolic

Genmab	Gen1046	Cancer
Gossamer Bio	PFK-158	Cancer
HanAll/Harbour	HL161	Inflammatory/Metabolic
Janssen	JNJ64007957	Cancer
Janssen	JNJ67371244	Cancer
MEI Pharma	ME-344	Cancer
Meridian	ML-061	Cancer
Novartis	MIK-665	Cancer
Novartis	BCL-201	Cancer
Phoenix Tissue	PTR-01	Other/Undisclosed
Proximagen	CXCR4	Cancer
Servier	S55746/S64315	Cancer
Symphogen	SYM022/SYM023	Cancer
Takeda	TAK-020	Inflammatory/Metabolic
Takeda	TAK-925	Severe and Rare
Teva	Anti-IL5	Central Nervous System
Vaxxas	Nanopatch	Infectious Disease
VentiRx Pharma	VTX-1463	Cancer
Xi'an Xintong	MB07133	Cancer

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
Promacta (Novartis)
In the first quarter of 2019, we sold our Promacta related intellectual property rights licensed to Novartis, including the royalty stream on worldwide net sales of Promacta to Royalty Pharma for $827.0 million in cash. See detail in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Sale of Promacta License.”

Prior to the sale, Promacta accounted for nearly 50% of total revenue. We are entitled to no future royalty revenue from Promacta.

Kyprolis (Amgen)

We supply Captisol to Amgen for use with Kyprolis (carfilzomib), and granted Amgen an exclusive product-specific license under our patent rights with respect to Captisol. Kyprolis is formulated with Ligand’s Captisol technology and is approved in the United States for the following:

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
Our agreement with Amgen may be terminated by either party in the event of material breach or bankruptcy, or unilaterally by Amgen with prior written notice, subject to certain surviving obligations. Absent early termination, the agreement will terminate upon expiration of the obligation to pay royalties. Under this agreement, we are entitled to receive revenue from clinical and commercial Captisol material sales and royalties on annual net sales of Kyprolis.

Evomela (Acrotech and CASI)

We supply Captisol to Acrotech Biopharma for sales of Evomela in the U.S. and to CASI Pharmaceuticals for sales of Evomela in China. Evomela received market approval by the China National Medical Products Administration (NMPA). It is the only approved and commercially available melphalan product in China. Evomela is a Captisol-enabled melphalan IV formulation which is approved by the FDA for use in two indications:
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
Under the terms of the license agreement, Acrotech Biopharma has marketing rights worldwide excluding China and CASI Pharmaceuticals has rights to market in China. We are eligible to receive over $50 million in potential milestone payments under this agreement and royalties on global net sales of the Captisol-enabled melphalan product. Acrotech and CASI’s obligation to pay royalties will expire at the end of the life of the relevant patents or when a competing product is launched, whichever is earlier, but in no event within ten years of the commercial launch. Our patents and applications relating to the Captisol component of melphalan are not expected to expire until 2033. As described herein, we have entered into a settlement agreement with Teva and Acrotech Biopharma (the holder of the NDA for Evomela) which will allow Teva to market a generic version of Evomela in the United States on June 1, 2026, or earlier under certain circumstances. Absent early termination, the agreement will terminate upon expiration of the obligation to pay royalties. The agreement may be terminated by either party for an uncured material breach or unilaterally by Acrotech and CASI by prior written notice.

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

Zulresso (SAGE)
We have a license agreement with SAGE, related to SAGE's Zulresso, a Captisol-enabled formulation of brexanolone for the treatment of PPD. SAGE announced marketing approval on March 21, 2019 for Zulresso. Under the terms of the agreement, we receive royalties and revenue from Captisol material sales.
Noxafil-IV (Merck)
We have a supply agreement with Merck related to Merck’s NOXAFIL-IV, a Captisol-enabled formulation of posaconazole for IV use. NOXAFIL-IV is marketed in the United States, EU and Canada. In January 2020, Merck received approval in Japan for NOXAFIL-IV. We receive our commercial compensation for this program through the sale of Captisol, and we do not receive a royalty on this program.
Baxdela IV (Melinta)
Melinta’s Baxdela IV is a Captisol-enabled delafloxacin-IV that was approved for the treatment of acute bacterial skin and skin structure infections. Delafloxacin is a novel hospital-focused fluoroquinolone antibiotic with activity against a variety of disease-causing bacteria-gram-positives, gram-negatives, atypicals and anaerobes, including quinolone-resistant MRSA. Under the terms of the agreement, we may be entitled to regulatory milestones, as well as a royalty on future sales by Melinta, and revenue from Captisol material sales.
Duavee or Duavive (bazedoxifene/conjugated estrogens) and Viviant/Conbriza (Pfizer)
Pfizer is marketing bazedoxifene, a selective estrogen receptor modulator, under the brand names Viviant and Conbriza in various territories for the treatment of postmenopausal osteoporosis. Pfizer is responsible for the marketing of bazedoxifene, a synthetic drug specifically designed to reduce the risk of osteoporotic fractures while also protecting uterine tissue. Pfizer has combined bazedoxifene with the active ingredient in Premarin to create a combination therapy for the treatment of post-menopausal symptoms in women. Pfizer is marketing the combination treatment under the brand names Duavee and Duavive in various territories. Net royalties on annual net sales of Viviant/Conbriza and Duavee/Duavive are each payable to us through the life of the relevant patents or ten years from the first commercial sale, whichever is longer, on a country by country basis.
Aziyo Portfolio (Aziyo)
We receive a share of revenue from the currently marketed Aziyo portfolio of commercial pericardial repair and CanGaroo® Envelope ECM products. In addition, we have the potential to receive a share of revenue and potential milestones from the currently marketed CanGaroo® ECM Envelope for cardiac implantable electronic devices. Aziyo’s products are medical devices that are designed to permit the development and regrowth of human tissue.
Exemptia, Vivitra, Zybev and Bryxta (Zydus Cadila)
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
Zydus Cadila’s Bryxta and Zybev (bevacizumab biosimilar) is marketed in India for various indications. Zydus Cadila uses the Selexis technology platform for Bryxta and Zybev. We are entitled to earn royalties on sales by Zydus Cadila for ten years following the first commercial sale.
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

Summary of Selected Development Stage Programs
We have multiple fully-funded partnered programs that are either in or nearing the regulatory approval process, or given the area of research or value of the license terms, we consider particularly noteworthy. We are eligible to receive milestone payments and royalties on these programs. This list does not include all of our partnered programs. For information about the royalties owed to Ligand for these programs, see “Royalties” later in this business section. In the case of Captisol-related programs, we are also eligible to receive revenue for the sale of Captisol material supply.
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

Under our license agreement with Retrophin, we may be entitled to receive potential milestones of over $70 million and net royalties on future worldwide sales by Retrophin. The royalty term is expected to be 10 years following the first commercial sale. Retrophin is responsible for all development costs related to the program.
TR-Beta - VK2809 and VK0214 (Viking)

Our partner, Viking, is developing VK2809, a novel selective TR-Beta agonist with potential in multiple indications, including hypercholesterolemia, dyslipidemia and NASH. Viking announced positive results from its Phase 2 trial for VK2809 in hypercholesterolemia and fatty liver disease. Viking has also been granted orphan drug status by the FDA for the development of VK0214 for treatment of X-ALD. Under the terms of the agreement with Viking, we may be entitled to up to $375 million of development, regulatory and commercial milestones and tiered royalties on potential future sales. Our TR Beta programs partnered with Viking are subject to CVR sharing and a portion of the cash received will be paid out to CVR holders.
TR-Beta - VK2809 and VK0214 (Viking)
< $500 million	3.5%
$500 to $750 million	5.5%
>$750 million	7.5%

BMS-986231 (BMS)
Our partner, BMS, is conducting Phase 2 clinical trials for a Captisol-enabled second-generation prodrug that chemically breaks down to produce HNO and an inactive byproduct. HNO is thought to have a dual mode of action, by improving cardiac function and acting as a vasodilator for treating ADHF. Under the terms of the agreement, we may be entitled to development and regulatory milestones, revenue from Captisol material sales and royalties on potential future sales by BMS.
IMVT-1401/HL161 (Immunovant, HanAll and Harbour)
Our partner, HanAll has granted Immunovant an exclusive license for the development, manufacture and marketing of IMVT-1401 (HL161, an anti-FcRn antibody) for the treatment of pathogenic IgG-mediated autoimmune diseases in the U.S., Canada, Mexico, the EU, the United Kingdom, Switzerland, Latin America, the Middle East and North Africa. Immunovant is currently conducting a Phase 2 clinical trial in myasthenia gravis and other inflammatory diseases. Additionally, HanAll and Harbour BioMed, are collaborating to develop HL161 for similar treatment in China and Korea. HanAll retains the rights to HL161 in Korea and Harbour will control the marketing in China. As part of our agreement with HanAll, we are entitled to development and regulatory milestones and royalties on potential future sales from HanAll and sublicense revenues from Immunovant and Harbour based on amounts received by HanAll.
SARM - VK5211 (Viking)

Viking is also developing VK5211, a novel, potentially best-in-class SARM for patients recovering from hip-fracture. SARMs retain the beneficial properties of androgens without undesired side-effects of steroids or other less selective androgens. In the fourth quarter of 2017, Viking announced positive results from its Phase 2 trial in patients who suffered hip fracture. Under the terms of the agreement with Viking, we may be entitled to up to $270 million of development, regulatory and commercial milestones as well as tiered royalties on potential future sales.
SARM - VK5211 (Viking)
< $500 million	7.25%
$500 to $750 million	8.25%
>$750 million	9.25%

PTX - 022 (Palvella)

We acquired the economic rights to PTX-022 from Palvella in December 2018. PTX-022 is a novel, topical formulation comprising high-strength rapamycin in development to treat pachyonychia congenita (PC). PC is a serious, chronically debilitating lifelong monogenic rare skin disease with no approved treatment. Palvella is continuing enrollment for a pivotal Phase 2/3 clinical trial for PC and is expected to have top line data in late 2020.
PTX - 022 (Palvella)
< $50 million	5.00%
$50 to $100 million	7.50%
>$100 million	9.80%

Lasofoxifene (Sermonix)
Lasofoxifene is a selective estrogen receptor modulator for osteoporosis treatment and other diseases, discovered through the research collaboration between us and Pfizer.
Our partner, Sermonix has a license for the development of oral lasofoxifene for the United States and additional territories. Under the terms of the agreement, we are entitled to receive over $45 million in potential regulatory and commercial milestone payments as well as royalties on potential future net sales.
Pevonedistat - TAK-924 (Millennium/Takeda)
Our partner, Millennium/Takeda is currently conducting Phase 3 trials for the development of pevonedistat for the treatment of hematological malignancies and solid tumors. Pevonedistat is a Captisol-enabled Nedd8-Activating Enzyme Inhibitor. Under the terms of the clinical-stage agreement, we may be entitled to over $25 million in regulatory and development milestones from Millennium/Takeda, revenue from Captisol material sales, and royalties on potential future net sales.
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

JNJ64007957 (Janssen)

Our partner, Janssen, is developing JNJ64007957, a BCMAxCD3 bispecific antibody discovered in part with the OmniAb platform technology. Janssen is currently conducting two Phase 1 trials, as a single agent and in combination with daratumumab in multiple myeloma. We are entitled to earn development and regulatory milestones based on the development of JNJ64007957.

JNJ-67371244 (Janssen)

Janssen is also developing JNJ-67371244, an anti-CD33xCD3 antibody discovered in part with the OmniAb platform technology. Janssen is currently conducting a Phase I trial for cancer therapy. We are entitled to earn development and regulatory milestones based on the development of JNJ-67371244.
Ganaxalone IV (Marinus)

Our partner, Marinus, is conducting Phase 2 clinical trials with Captisol-enabled ganaxolone IV in patients with PPD and refractory status epilepticus. Marinus has exclusive worldwide rights to Captisol-enabled ganaxolone, a GABAA receptor modulator, for use in humans. We are entitled to development and regulatory milestones, revenue from Captisol material sales, and royalties on potential future sales.
APVO436 (Aptevo)
Our partner, Aptevo, is currently conducting a Phase 1 trial of APVO436 for the treatment of acute myeloid leukemia. There is a high unmet medical need for targeted immunotherapies such as APVO436, that can potentially treat patients with relapsed or refractory disease, or patients who cannot tolerate traditional chemotherapy. Under the terms of the agreement with Aptevo, we are entitled to development and regulatory milestones and royalties on potential future net sales.
Gen1046 (GenMab)
Our partner, GenMab, is currently conducting a Phase 1 trial of Gen1046 for use in patients with malignant solid tumors. Under the terms of the agreement with GenMab, we are entitled to clinical and regulatory milestones and royalties on potential future sales.
SYM022 and SYM023 (Symphogen)
Our partner, Symphogen, is currently conducting Phase 1 trials of SYM022 and SYM023 to determine if it is safe and tolerable for patients with locally advanced/unresectable or metastatic solid tumor malignancies or lymphomas that are refractory to available therapy for which no standard therapy is available. Under the terms of the agreement with Symphogen, we are entitled to sublicense revenues, milestones and royalties on potential future net sales.
WuXi Partnership
Pursuant to the WuXi Agreement, we have granted WuXi a non-exclusive license to use our OmniRat, OmniMouse and OmniFlic platforms solely to research, develop and make antibodies, and we have agreed to use commercially reasonable efforts to deliver to WuXi animals from such platforms to support WuXi’s licensing rights under the WuXi Agreement. Further, WuXi has the right to out-license antibodies it discovers (whether for itself or at the direction of out-licensees) under the WuXi Agreement to out-licensees worldwide. We are entitled to royalties in the low single digits on net sales of products. Unless earlier terminated, the term of the WuXi Agreement shall continue indefinitely. Either party may terminate the WuXi Agreement upon specified notice of the other party's uncured material breach of the WuXi Agreement. In addition, we have the right to terminate the WuXi Agreement if WuXi or one of its out-licensees challenges the validity of one of our patents covering the platform and WuXi has the right to terminate the WuXi Agreement for convenience following a specified period after notice of termination.
In addition to other earlier stage programs, the following programs have been licensed pursuant to the WuXi Agreement:
AB122/GLS010 (Arcus and Gloria)
Our partner, WuXi, has outlicensed the rights to certain programs using the OmniAb technology to Arcus and Gloria. Arcus is conducting multiple Phase 1 trials to evaluate the safety and tolerability of AB122 in subjects with advanced solid tumors. Additionally, Gloria, is conducting a Phase 2 trial in China to evaluate the efficacy and safety of GLS-010 injection in the treatment of recurrent or refractory classical Hodgkin’s lymphoma. Under the terms of our agreement with WuXi, we are entitled to royalties on potential future sales.
CS1001 (CStone)
WuXi has also outlicensed the rights to certain programs using the OmniAb technology to CStone. CStone, is currently conducting a Phase 2 trial to evaluate the efficacy and safety of CS1001 to treat patients with natural killer cell/T-cell lymphoma and classical Hodgkin’s lymphoma. Under the terms of our agreement with WuXi, we are entitled to royalties on potential future sales.
SB206 (Novan)
We acquired certain economic rights to SB206 from Novan in May 2019. SB206 is a topical nitric-oxide antiviral gel for the treatment of viral skin infections, including molluscom contagiosum (MC). MC is an infection which causes skin-lesion that affects approximately 6 million people in the United States annually, with the greatest incidence in children aged one to 14 years. In Q1 2020, Novan announced that it did not achieve statistically significant results for its primary end point from its

Phase 3 pivotal trials of SB206 in MC. Novan continues to explore financial as well as strategic options in order to progress SB206.
Ciforadenant – CPI-444 (Corvus)
Our partner, Corvus, is conducting a Phase 1b/2 clinical trial in patients with renal cell carcinoma and metastatic castration resistant prostate cancer to evaluate Ciforadenant, an antagonist of adenosine A2A, in combination with the immunotherapy drug atezolizumab. Positive preliminary data was presented in February at ASCO 2020 Genitourinary Cancers Symposium (ASCO-GU) and additional data will be presented at ASCO 2020 in May/June. Ciforadenant is also being evaluated in a Phase 1b/2 trial in combination with atezolizumab in patients with non-small cell lung cancer who have failed no more than two prior regimens. Under the terms of our agreement with Corvus, we are entitled to development and regulatory milestones and tiered royalties on potential future sales. The aggregate potential milestone payments from Corvus are approximately $220 million for all indications.
Perampanel IV (Eisai)

Our partner, Eisai, recently completed an open-label, single group assignment, multicenter, Phase 2 study in Japan to evaluate the safety and tolerability of intravenous perampanel, formulated with Captisol, as substitute for oral tablets as an adjunctive therapy in patients with partial onset seizures (including secondarily generalized seizures) or primary generalized tonic-clonic seizures. The primary endpoint was the number of patients with adverse events and serious adverse events. We are entitled to revenue from Captisol material sales and tiered royalties on potential future sales.

USL-311 (Proximagen)

Our partner Proximagen, a wholly owned subsidiary of ACOVA, is developing USL-311, a CXCR4 antagonist, for the potential treatment of glioblastoma (GBM) and solid tumors. Proximagen is also investigating USL-311 for the potential treatment of inflammation. USL-311 is currently in a Phase 1/2 trial in patients with advanced solid tumors and relapsed/recurrent GBM. We are entitled to development and regulatory milestones and royalties on potential future sales.

Pradefovir (Xi'an Xintong)

Our Chinese licensee, Xi'an Xintong Medicine Research (following its acquisition of Chiva Pharmaceuticals), are developing pradefovir, an oral liver-targeting prodrug of the HBV DNA polymerase/reverse transcriptase inhibitor adefovir, for the potential treatment of hepatitis B virus (HBV) infection. Pradefovir was developed using Ligand’s HepDirect technology. In September 2019, Xi'an Xintong Medicine Research reported positive results from a Phase 2 trial of pradefovir, showing good efficacy, safety and tolerability. At the dose of 75 mg, the reduction of DNA viral load, the percentage of no viral load detected, and HBeAg negative conversion rate were better than tenofovir disoproxil fumarate (TDF) after 24 weeks of treatment. Overall incidence of side effects was less than TDF and there was no renal or skeletal toxicity. Xi'an Xintong Medicine Research is planning for a Phase 3 trial. We are entitled to an annual licensing maintenance fee and royalties on potential future sales.

MB07133 (Xi'an Xintong)

Chinese licensee Xi'an Xintong Medicine Research are also developing MB07133, a liver specific, HepDirect prodrug of cytarabine monophosphate, for the potential treatment of hepatocellular carcinoma (HCC) and intrahepatic cholangiocarcinoma. MB07133 is currently in Phase 1 in China. We are entitled to an annual licensing maintenance fee and royalties on potential future sales.

Royalties
We have multiple programs under license with other companies that have products that are already being commercialized. In addition to the table below, we have generally described a typical Captisol and OmniAb royalty arrangement as low- to mid-single digit royalties. The following table represents substantially all of the disclosed information about our royalty arrangements:

Royalty Table

Ligand Licenses With Tiered Royalties
Program	Licensee	Royalty Rate
CE-Budesonide	Sedor	8.0% - 10.0%
CE-Meloxicam	Sedor	8.0% - 10.0%
Ciforadenant	Corvus	Mid-single digit to low-teen royalty
DGAT-1	Viking	3.0% - 7.0%
Duavee	Pfizer	0.5% - 2.5%
Ensifentrine (RPL554)	Verona	Low to mid-single digit royalty
FBPase Inhibitor (VK0612)	Viking	7.5% - 9.5%
IRAK4	TG Therapeutics	6.0% - 9.5%
Kyprolis	Amgen	1.5% - 3.0%
Lasofoxifene	Sermonix	6.0% - 10.0%
Mineral Coated Microparticle	Dianomi	2.0% - 3.0%
OmniAb-Genagon	Genagon	4.0% - 6.0%
OmniAb-GigaGen	GigaGen	Mid-single digit royalty
OmniAb-iMetabolic	iMetabolic	<6%
OmniAb-Kira	Kira	Low to mid-single digit royalty
OmniAb-Takeda	Takeda	Low single digit royalty
Oral EPO	Viking	4.5% - 8.5%
PTX-022	Palvella	5.0% - 9.8%
RVT-1502	Metavant	Low double digit to mid-teen royalty
SARM (VK5211)	Viking	7.25% - 9.25%
SB206	Novan	7.0% - 10.0%
TR Beta (VK2809 and VK0214)	Viking	3.5% - 7.5%
Viviant/Conbriza	Pfizer	0.5% - 2.5%
Various	Nucorion	4.0% - 9.0%
Various	Seelos	4.0% - 10.0%

Ligand Licenses With Fixed Royalties
Program	Licensee	Royalty Rate
4-1BB	Zhilkang Hongyi	Low single digit royalty
AB122	Arcus	Low single digit royalty
Baxdela	Melinta	2.5%
CE-Fosphenytoin	Sedor	11%
CS1001	CStone	Low single digit royalty
Evomela	Acrotech/CASI	20%
KLM465	Novartis	14.5% (6.5% in year one)
MB07133	Xi'an Xintong	6%
ME-143	MEI Pharma	Low single digit royalty
ME-344	MEI Pharma	Low single digit royalty
OmniAb-KSQ Therapeutics	KSQ Therapeutics	Single digit royalty
PCSK-9	Genekey	Low single digit royalty
Pradefovir	Xi'an Xintong	9%
Reproxalap	Aldeyra Therapeutics	Low single digit royalty
Sparsentan	Retrophin	9%
Various	Gloria	Low single digit royalty
Zulresso	SAGE	3%

Contract Payments (Milestones)

Many of our programs under license with our partners will generate contract payments to us if our partners reach certain development, regulatory and commercial milestones. The following table represents the potential maximum value of our contract payment pipeline on milestones by development stage, technology and partner (in thousands):

Technology*		Stage*		Partner*
OmniAb	> $800,000	Preclinical	> $20,000	Viking	$1,500,000
Captisol	> $180,000	Clinical	> $450,000	Janssen	$238,000
Vernalis	> $350,000	Regulatory	> $1,600,000	Seelos	$139,000
LTP/Hep Direct	> $275,000	Commercial	> $1,200,000	Retrophin	$100,000
NCE/Other	> $1,700,000	Other	> $50,000	Corvus	$91,000
Total	> $3,300,000	Total	> $3,300,000	Xi'an Xintong	$44,000
				Other	> $1,188,000
				Total	> $3,300,000
*All tables exclude our annual access fees and collaboration revenue for development work.
Internal Development Programs
We have a number of internal development or unpartnered programs focused on a wide-range of potential indications or disease. In July 2019, we announced positive top-line results from a Phase 1 clinical trial of our internal Captisol-enabled (CE) Iohexol program. The trial achieved the primary endpoint by demonstrating pharmacokinetic bioequivalence of CE-Iohexol injection and a reference Iohexol injection (OMNIPAQUE™) after IV administration in healthy adults. CE-Iohexol injection was well tolerated, and adverse events were in line with the known safety profile of OMNIPAQUE. On November 8, 2019, we presented the positive results from the Phase 1 clinical trial at ASN Kidney week 2019 in Washington D.C. The CE-Iohexol program was established in January 2018 to develop a Captisol-enabled, next-generation contrast agent for diagnostic imaging with a reduced risk of renal toxicity. CI-AKI is the acute impairment of renal function following intravascular administration of an iodinated contrast agent, and occurs most frequently following coronary angiography, percutaneous coronary intervention and contrast-enhanced computed tomography, especially among patients at risk of renal injury such as those with advanced age, diabetes or heart failure. Currently no products are approved to prevent or treat CI-AKI in this setting, and therefore We believe a significant opportunity exists for a safer formulation of contrast agents. The goal is for CE-Iohexol to improve upon the limitations of existing contrast agents and enable a future partner to gain meaningful market share. We plan to submit an IND with the FDA and initiate a Phase 2 study in the U.S. in second half of 2020.

Our primary research and development efforts are led by our teams in Emeryville, California and Cambridge, England. The following table represents internal programs eligible for further development or partnership:

Program	Development Stage	Targeted Indication or Disease
Luminespib/Hsp90 Inhibitor	Phase 2	Oncology
FAAH Inhibitor	Phase 1	Pain
CE-Sertraline, Oral Concentrate	Phase 1	Depression
CE-Iohexol	Phase 1	Diagnostics
CCR1 Antagonist	Preclinical	Oncology
CE-Busulfan	Preclinical	Oncology
CE-Cetirizine Injection	Preclinical	Allergy
CE-Silymarin for Topical formulation	Preclinical	Sun damage
FLT3 Kinase Inhibitors	Preclinical	Oncology
GCSF Receptor Agonist	Preclinical	Blood disorders
Liver Specific Glucokinase Activator	Preclinical	Diabetes
Anti-B7-H3	Preclinical	Oncology
Anti-TIM3	Preclinical	Oncology
Anti-TIGIT	Preclinical	Oncology
Anti-CD38	Preclinical	Oncology
Chk1 Inhibitor	Preclinical	Oncology
Manufacturing
We contract with a third party manufacturer, Hovione, for Captisol production. Hovione operates FDA-inspected sites in the United States, Macau, Ireland and Portugal. Manufacturing and distribution operations for Captisol are performed primarily at Hovione's Portugal and Ireland facilities. We believe we maintain adequate inventory of Captisol to meet our current and future partner needs.

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

Environmental, Health and Safety (EHS)
We are committed to providing a safe and healthy workplace, promoting environmental excellence in our communities, and complying with all relevant regulations and industry standards. We establish and monitor programs to reduce pollution, prevent injuries, and maintain compliance with applicable regulations. By focusing on such practices, we believe we can affect a meaningful, positive change in our community and maintain a healthy and safe environment. During 2019, our animal health facility in Emeryville, California, received accreditation from Association for Assessment and Accreditation of Laboratory Animal Care International (AAALAC), a nonprofit organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs. We expect to continue our effort and to refine our EHS policies and practices in 2020.
Government Regulation
The research and development, manufacturing and marketing of pharmaceutical products are subject to regulation by numerous governmental authorities in the United States and other countries. We and our partners, depending on specific activities performed, are subject to these regulations. In the United States, pharmaceuticals are subject to regulation by both federal and various state authorities, including the FDA. The Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of pharmaceutical products. These activities are subject to additional regulations that apply at the state level. There are similar regulations in other countries as well. For both currently marketed products and products in development, failure to comply with applicable regulatory requirements can, among other things, result in delays, the suspension of regulatory approvals, as well as possible civil and criminal sanctions. In addition, changes in existing regulations could have a material adverse effect on us or our partners. For a discussion of the risks associated with government regulations, see below under “Item 1A. Risk Factors.”

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

Promacta

Patents covering Promacta are owned by Novartis. During the first quarter of 2019, we sold our Promacta related intellectual property rights to RPI Finance Trust, doing business as “Royalty Pharma”. We expect no future royalty revenue from Promacta.

Kyprolis
Patents protecting Kyprolis include those owned by Amgen and those owned by us. The United States patent listed in the Orange Book relating to Kyprolis with the latest expiration date is not expected to expire until 2029. Patents and applications owned by Ligand relating to the Captisol component of Kyprolis are not expected to expire until 2033. Amgen has filed suit against several generic drug companies over their applications to make generic versions of Kyprolis, with a decision expected by April 2020. The type of patent protection (e.g., composition of matter or use) for each patent listed in the Orange Book and the expiration dates for each patent listed in the Orange Book are provided in the following table. In addition, certain related patents in the commercially important jurisdictions of Europe and Japan are identified in the following table.

Kyprolis
United States			Corresponding Foreign
Type of Protection	U.S. Patent No.	U.S. Expiration Date	Jurisdiction	Patent Number	Expiration Date‡
CoM	7,232,818	4/14/2025	EU	1,745,064	4/14/2025
			EU	1,781,688	8/8/2025
			EU	2,266,999	8/8/2025
			EU	2,270,026	8/8/2025
			EU	3,101,026	8/8/2025
			Japan	4,743,720	8/8/2025
			Japan	5,394,423	4/14/2025
CoM	7,417,042	7/20/2026	EU	1,781,688	8/8/2025
			EU	2,266,999	8/8/2025
			EU	2,270,026	8/8/2025
			EU	3,101,026	8/8/2025
			Japan	4,743,720	8/8/2025
			Japan	5,394,423	4/14/2025
Use	7,491,704	4/14/2025	EU	1,745,064	4/14/2025
			EU	1,781,688	8/8/2025
			EU	2,266,999	8/8/2025
			EU	2,270,026	8/8/2025
			EU	3,101,026	8/8/2025
			Japan	4,743,720	8/8/2025
			Japan	5,394,423	4/14/2025
CoM	7,737,112	12/7/2027	EU	1,819,353	12/7/2025
			EU	2,260,835	12/7/2025
			EU	2,261,236	12/7/2025
			Japan	4,990,155	12/7/2025
			Japan	5,108,509	5/9/2025
Use	8,129,346	4/14/2025	EU	1,745,064	4/14/2025
			Japan	5,394,423	4/14/2025
			Japan	5,616,569	4/14/2025
CoM	8,207,125	4/14/2025	EU	1,781,688	8/8/2025
			EU	1,745,064	4/14/2025
			Japan	5,394,423	4/14/2025
			Japan	5,616,569	4/14/2025
			Japan	4,743,720	8/8/2025
CoM / Use	8,207,126	4/14/2025	EU	1,745,064	4/14/2025
			Japan	5,394,423	4/14/2025
			Japan	5,616,569	4/14/2025
Use	8,207,127	4/14/2025	EU	1,745,064	4/14/2025
			Japan	5,394,423	4/14/2025
			Japan	5,616,569	4/14/2025
CoM / Use	8,207,297	4/14/2025	EU	1,745,064	4/14/2025
			Japan	5,394,423	4/14/2025
			Japan	5,616,569	4/14/2025
CoM	9,493,582	2/27/2033	Japan	6,517,725	2/27/2033
Use	9,511,109	10/21/2029	EU	2,796,134	10/21/2029
			Japan	5,675,629	10/21/2029
			Japan	6,081,964	10/21/2029

‡Expiration dates of European and Japanese patents are calculated as 20 years from the earliest nonprovisional filing date to which priority is claimed, and do not take into account extensions that are or may be available in these jurisdictions.

Captisol
Patents and pending patent applications covering Captisol and methods of making Captisol are owned by us. The patents covering the Captisol product, if issued, with the latest expiration date would not be set to expire until 2033 (see, e.g., U.S. Patent No. 9,493,582 (expires Feb. 27, 2033)). Other patent applications covering methods of making Captisol, if issued, potentially have terms to 2040. We have asserted U.S. Patents 8,410,077, 9,200,088, and 9,493,582 against Teva in connection with their attempt to obtain FDA approval to manufacture and sell a generic version of EVOMELA®. We also own several patents and pending patent applications covering drug products containing Captisol as a component. The type of patent protection (e.g., composition of matter or use) and the expiration dates for several issued patents covering Captisol are provided in the following table. In addition, certain related patents and applications in the commercially important jurisdictions of Europe and Japan are listed in the following table.

Captisol
United States			Corresponding Foreign
Type of Protection	U.S. Patent No.	U.S. Expiration Date	Jurisdiction	Patent Number	Expiration Date‡
CoM	8,114,438	10/26/2025	EU	2,708,225	4/22/2025
			Japan	6,141,906	4/22/2025
			Japan	6,538,739	4/22/2025
CoM	10,117,940	4/22/2025	EU	2,708,225	4/22/2025
			Japan	6,141,906	4/22/2025
			Japan	6,538,739	4/22/2025
CoM	7,629,331	10/26/2025	EU	1,945,228	10/26/2025
			EU	2,335,707	10/26/2025
			EU	2,581,078	10/26/2025
			Japan	5,465,432	10/26/2026
Use	8,049,003	12/19/2026	EU	2,583,668	10/26/2025
CoM	8,846,901	10/26/2025	EU	1,945,228	10/26/2025
			EU	2,335,707	10/26/2025
			EU	2,581,078	10/26/2025
			Japan	5,465,432	10/26/2026
CoM	8,829,182	10/26/2025	EU	1,945,228	10/26/2025
			EU	2,335,707	10/26/2025
			EU	2,581,078	10/26/2025
			EU	2,952,197	10/26/2025
			Japan	5,465,432	10/26/2026
CoM/Use/MoM	9,617,352	6/8/2026	EU	2,952,197	10/26/2025
CoM/MoM	10,202,468	10/26/2025	N/A
CoM / Use	7,635,773	3/13/2029	Japan	4,923,144	4/28/2029
			Japan	6,039,721	4/28/2029
			Japan	6,276,828	4/28/2029
			Japan	6,444,548	4/28/2029
CoM	8,410,077	3/13/2029	Japan	4,923,144	4/28/2029
			Japan	6,039,721	4/28/2029
			Japan	6,276,828	4/28/2029
			Japan	6,444,548	4/28/2029

CoM	9,200,088	3/13/2029	Japan	4,923,144	4/28/2029
			Japan	6,039,721	4/28/2029
			Japan	6,276,828	4/28/2029
			Japan	6,444,548	4/28/2029
CoM	9,750,822	3/13/2029	Japan	4,923,144	4/28/2029
			Japan	6,039,721	4/28/2029
			Japan	6,276,828	4/28/2029
			Japan	6,444,548	4/28/2029
CoM	10,117,951	3/13/2029	Japan	4,923,144	4/28/2029
			Japan	6,039,721	4/28/2029
			Japan	6,276,828	4/28/2029
			Japan	6,444,548	4/28/2029
MoM	9,751,957	6/28/2033	EU	2,814,849	2/14/2033
			Japan	6,508,944	2/14/2033
CoM	9,493,582	2/27/2033	Japan	6,517,725	2/27/2033
MoM	10,323,103	2/27/2033	Japan	6,517,725	2/27/2033
CoM/MoM	10,040,872	2/27/2033	Japan	6,557,144	10/21/2033
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
OmniAb
Our OmniAb® therapeutic antibody platforms, including OmniRat®, OmniMouse® and OmniChicken™, produce naturally optimized, fully human antibodies in animals. We have received patent protection on OmniAb antibodies and methods in 30 countries, including the United States, multiple countries throughout Europe, Japan and China (see selected cases listed in the table below) and have 56 patent applications pending in 24 countries worldwide. The patents and applications owned by us are expected to expire between 2028 and 2034 and partners are able to use the OmniAb patented technology to generate novel antibodies, which may be entitled to additional patent protection.

OmniAb in OmniMouse and OmniRat
United States			Corresponding Foreign
Type of Protection	U.S. Patent No.	U.S. Expiration Date	Jurisdiction	Patent Number	Expiration Date‡
CoM	8,703,485	10/10/2031	EU	2,152,880	5/30/2028
			EU	2,336,329	5/30/2028
			EU	2,603,323	5/30/2028
			Japan	5,823,690	5/30/2028
			Japan	6,220,827	5/30/2028
	9,388,233	5/30/2028	N/A
	10,072,069	5/30/2028	N/A
Use	8,907,157	5/30/2028	N/A
CoM/Use	9,475,859	4/15/2034	N/A
CoM	10,285,132	1/8/2034	N/A

OmniAb in OmniChicken
United States			Corresponding Foreign
Type of Protection	U.S. Patent No.	U.S. Expiration Date	Jurisdiction	Patent Number	Expiration Date‡
CoM/Use	8,030,095	12/23/2029	Europe	2,271,657	3/2/2029
MoM	8,415,173	3/2/2029	Japan	5,737,707	3/2/2029
CoM	8,592,644	8/30/2030	Japan	5,756,802	8/11/2030
CoM	9,404,125	12/29/2030	N/A
Use	9,549,538	8/11/2030	N/A
CoM/Use	10,010,058	8/11/2030	N/A
CoM/Use	10,172,334	8/11/2030	N/A
CoM/Use	10,362,770	8/11/2030	N/A
CoM/MoM/Use	8,865,462	5/8/2032	N/A
Com/MoM/Use	9,644,178	1/7/2031	N/A
CoM	9,380,769	5/23/2032	EU	2,713,712	5/23/2032
CoM	9,809,642	5/23/2032	N/A
CoM/Use	9,394,372	10/16/2032	N/A
CoM	9,982,062	10/16/2032	N/A
‡ Expiration date of European and Japanese patents are calculated as 20 years from the earliest nonprovisional filing date to which priority is claimed, and do not take into account extensions that are or may be available in these jurisdictions.
Vernalis
Our acquisition of Vernalis in October 2018 provided us with a portfolio of fully-funded shots on goal, which now include RPL554, a Phase 2, novel treatment for COPD, which is partnered with Verona; Ciforadenant, a Phase 1 adenosine A2A receptor antagonist for treatment of solid tumors, partnered with Corvus; Tosedostat, an aminopeptidase inhibitor for treatment of blood cancers, partnered with Cell Therapeutics, Inc. (CTI), S65487, a Bcl-2 inhibitor, and S64315, an Mcl-1 inhibitor for treatment of cancers, both of which are partnered with Servier in collaboration with Novartis, and VER250840 (an oral, selective Chk1 inhibitor for treatment of cancer) partnered with Cumulus. Vernalis has a worldwide patent portfolio of over 240 granted patents and over 20 pending applications, spanning over 60 countries.
Employees
As of February 10, 2020, we have 115 employees, of whom 86 are involved directly in scientific research and development activities. We emphasize competitive compensation, benefits, equity participation, and a positive and attractive work environment in our efforts to attract and retain qualified personnel.
Investor Information
Financial and other information about us is available on our website at www.ligand.com. We make available on our website, without charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, or SEC. You may obtain copies of these documents by visiting the SEC’s website at www.sec.gov. These website addresses are not intended to function as hyperlinks, and the information contained in our website and in the SEC’s website is not intended to be a part of this filing.

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

Risks Related to Our Business Operations and Reliance on Third Parties:

Future revenue based on Kyprolis and Evomela, as well as royalties from our other partnered products, may be lower than expected.

Substantially all of our royalty revenue is based on sales of Kyprolis by Amgen and sales of Evomela by Acrotech Biopharma. Royalties, including payments from Amgen and Acrotech Biopharma, are expected to be a substantial portion of our ongoing revenues for the foreseeable future. Any setback that may occur with respect to any of our partners' products, and in particular Kyprolis, could significantly impair our operating results and/or reduce our revenue and the market price of our stock. Setbacks for the products could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, including Amgen's or Acrotech Biopharma's failure to enforce their respective intellectual property rights, competition with existing or new products and physician or patient acceptance of the products, as well as higher than expected total rebates, returns, discounts, or unfavorable exchange rates. These products also are or may become subject to generic competition. For example, we entered into a settlement agreement with Teva and Acrotech Biopharma (the holder of the NDA for Evomela) which will allow Teva to market a generic version of Evomela in the United States on June 1, 2026, or earlier under certain circumstances. The entry of generic competition for Evomela may materially and adversely affect the revenue we derive from Evomela sales. Also, Amgen has settled patent litigation related to Kyprolis on confidential terms with several parties, but it has been publicly reported that the U.S. launch date for at least Breckenridge Pharmaceuticals’ applicable generic product will be “on a date that is held as confidential in 2027 or sooner, depending on certain occurrences” and litigation against one other party is awaiting a post-trial judgement.

Future revenue from sales of Captisol material to our license partners may be lower than expected.

Revenues from sales of Captisol material to our collaborative partners, including Amgen, represent a significant portion of our current revenues. Any setback that may occur with respect to Captisol could significantly impair our operating results and/or reduce the market price of our stock. Setbacks for Captisol could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the products using Captisol.

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

We currently depend on our arrangements with our partners and licensees to sell products using our Captisol technology. These agreements generally provide that our partners may terminate the agreements at will. If our partners discontinue sales of products using Captisol, fail to obtain regulatory approval for products using Captisol, fail to satisfy their obligations under their agreements with us, or choose to utilize a competing product, or if we are unable to establish new licensing and marketing relationships, our financial results and growth prospects would be materially affected. Furthermore, we maintain significant accounts receivable balances with certain customers purchasing Captisol materials, which may result in the concentration of credit risk. We generally do not require any collateral from our customers to secure payment of these accounts receivable. If any of our major customers were to default in the payment of their obligations to us, our business, operating results and cash flows could be adversely affected.

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

We rely heavily on collaboration relationships to generate milestone and royalty payments and our collaboration partners have significant discretion when deciding whether to pursue any development program, and any failure by our partners to successfully develop a product candidate or a termination or breach of any of the related agreements could reduce our milestone and license fee revenue, and potential reduce future royalties.

Our strategy for developing and commercializing many of our product candidates includes entering into collaboration agreements, outlicenses, and development funding and royalty purchase agreements with corporate partners and others. These agreements give our collaboration partners significant discretion when deciding whether or not to pursue any development program. Our existing collaborations may not continue or be successful, and we may be unable to enter into future collaboration arrangements to develop and commercialize our unpartnered assets.

In addition, our collaborators may develop products, either alone or with others that compete with the types of products they are developing with us (or that we are developing on our own). This would result in increased competition for our or our partners' programs. If product candidates are approved for marketing under our collaboration programs, revenues we receive will depend on the manufacturing, marketing and sales efforts of our collaboration partners, who generally retain commercialization rights under the collaboration agreements. Generally, our current collaboration partners also have the right to terminate their collaborations at will or under specified circumstances. If any of our collaboration partners breach (for example, by not making required payments when due, or at all) or terminate their agreements with us or otherwise fail to conduct their collaboration activities successfully, including due to insolvency events, ongoing product development under these agreements will be delayed or terminated. Disputes or litigation may also arise with our collaborators (with us and/or with one or more third parties), including those over ownership rights to intellectual property, know-how or technologies developed with our collaborators. Such disputes or litigation could adversely affect our rights to one or more of our product candidates. Any such dispute or litigation could delay, interrupt or terminate the collaboration research, development and commercialization of certain potential products, create uncertainty as to ownership rights of intellectual property, or could result in litigation or arbitration. The occurrence of any of these problems could be time-consuming and expensive and could adversely affect our business.

Our collaboration partners may change their strategy or the focus of their development and commercialization efforts with respect to our partnered programs, and the success of our partnered programs could be adversely affected.

If our collaboration partners terminate their collaborations with us or do not commit sufficient resources to the development, manufacture, marketing or distribution of our partnered programs, we could be required to devote additional resources to our partnered programs, seek new collaboration partners or abandon such partnered programs, all of which could reduce our revenues and otherwise have an adverse effect on our business. For example, several of our collaboration partners using our OmniAb antibody platform have terminated their contracts or substantially reduced their investment in the antibodies discovered based on the platform. Although we expect growth in the net number of partners with one more active programs based on antibodies discovered using our OmniAb platform, there can be no assurance that our partners will continue their programs or that we will be able to find new collaboration partners interested in discovering antibodies based on our OmniAb platform.

Our product candidates, and the product candidates of our partners, face significant development and regulatory hurdles prior to partnering and/or marketing which could delay or prevent licensing, sales-based royalties and/or milestone revenue.

Before we or our partners obtain the approvals necessary to sell any of our unpartnered assets or partnered programs, we must show through preclinical studies and human testing that each potential product is safe and effective. We and/or our partners have a number of partnered programs and unpartnered assets moving toward or currently awaiting regulatory action. Failure to show any product's safety and effectiveness could delay or prevent regulatory approval of a product and could adversely affect our business. The product development and clinical trials process is complex and uncertain. For example, the results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a product's safety and effectiveness to the satisfaction of the regulatory authorities. A number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials. The FDA may also require additional clinical trials after regulatory approvals are received. Such additional trials may be expensive and time-consuming, and failure to successfully conduct those trials could jeopardize continued commercialization of a product.

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

Our product candidate discovery, early-stage development, and product reformulation programs may require substantial additional capital to complete successfully. Our partners’ development programs may require substantial additional capital to complete successfully, arising from costs to: conduct research, preclinical testing and human studies; establish pilot scale and commercial scale manufacturing processes and facilities; and establish and develop quality control, regulatory, marketing, sales and administrative capabilities to support these programs. While we expect to fund our research and development activities from cash generated from operations to the extent possible, if we are unable to do so, we may need to complete additional equity or debt financings or seek other external means of financing. These financings could depress our stock price. If additional funds are required to support our operations and we are unable to obtain them on terms favorable to us, we may be required to cease or reduce further development or commercialization of our products, to sell some or all of our technology or assets or to merge with another entity.

Our OmniAb antibody platform faces specific risks, including the fact that no product using antibodies from the platform has been approved by the FDA or similar regulatory agency.

None of our collaboration partners using our OmniAb antibody platform have received approval from the FDA or similar regulatory agency to market a product discovered based on our platform. In addition, only a few of our collaboration partners’ product candidates based on the platform have been tested in late stage clinical trials. If one of our OmniAb collaboration partners’ product candidates fails during preclinical studies or clinical trials, our other OmniAb collaboration partners may decide to abandon product candidates using antibodies generated from the OmniAb platform, whether or not such failure is attributable to the platform. All of our OmniAb collaboration partners may terminate their programs at any time without penalty. In addition, our OmniRat and OmniFlic platforms, which we consider the most promising, are covered by six patents within the U.S. and three patents in the European Union and are subject to the same risks as our patent portfolio discussed elsewhere, including the risk that our patents may infringe on third party patent rights or that our patents may be invalidated. As of a result of these factors, the future revenue generated from this platform may be materially lower than what we currently anticipate. Further, we face significant competition from other companies selling human antibody-generating rodents, especially mice which compete with our OmniMouse platform, including the VelocImmune mouse, the AlivaMab mouse, the Trianni mouse and the Kymouse. Many of our competitors have greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market competing antibody platforms.

Risks Related to Intellectual Property:

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

Several third-parties have challenged, and additional third parties may challenge, the patents covering our partner’s branded products, including Kyprolis and Evomela, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. We may from time to time become party to litigation or other proceedings as a result of Paragraph IV certifications. For example, as a result of the settlement of one such matter, Teva will be permitted to market a generic version of Evomela® in the United States on June 1, 2026 or earlier under certain circumstances. The terms of the settlement agreement are otherwise confidential. Also, as noted above, Amgen has settled patent litigation related to Kyprolis on confidential terms with several parties, but it has been publicly reported that the U.S. launch date for at least Breckenridge Pharmaceuticals’ applicable generic product will be “on a date that is held as confidential in 2027 or sooner, depending on certain occurrences” and litigation against one other party is awaiting a post-trial judgement.

In addition, we cannot assure you that all of the potentially relevant prior art information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention-relating to our and our partners’ patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application, and we or our partners may be subject to a third party pre-issuance submission of prior art to the United States Patent and Trademark Office. Even if patents do successfully issue and even if such patents cover our or our partner’s products or potential products, third parties may initiate litigation or opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated, may allow third parties to commercialize our or our partners’ products and compete directly with us and our partners, without payment to us or our partners, or limit the duration of the patent protection of our and our partners’ technology and products.

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

The validity, scope and enforceability of any patents that cover our partners’ biologic product candidate can be challenged by third parties.

For biologics, the Biologics Price Competition and Innovation Act of 2009, BPCIA, provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell a biosimilar or interchangeable versions of brand name biological products. Due to the large size and complexity of biological products, as compared to small molecules, a biosimilar must be “highly similar” to the reference product with “no clinically meaningful differences between the two.” The BPCIA does not require reference product sponsors to list patents in an Orange Book and does not include an automatic 30-month stay of FDA approval upon the timely filing of a lawsuit. The BPCIA, however, does require a formal pre-litigation process which includes the exchange of information between a biosimilar applicant and a reference biologic sponsor that includes the identification of relevant patents and each parties’ basis for infringement and invalidity. After the exchange of this information, sponsors may then initiate a lawsuit within 30 days to defend the patents identified in the exchange. If the biosimilar applicant successfully challenges the asserted patent claims it could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or result in a finding of non-infringement. Such litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could limit our partners’ ability to prevent third parties from competing with their products or product candidates.

Risks Related to Government Regulation and Legal Proceedings:

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

We face risks related to handling of hazardous materials and other regulations governing environmental safety.

Our operations are subject to complex and stringent environmental, health, safety and other governmental laws and regulations that both public officials and private individuals may seek to enforce. Our activities that are subject to these regulations include, among other things, our use of hazardous materials and the generation, transportation and storage of waste. Although we have secured clearance from the EPA historically, and currently are operating in material compliance with applicable EPA rules and regulations, our business could be adversely affected if we discover that we or an acquired business is not in material compliance with these rules and regulations. In the future, we may pursue the use of other surfactant substances that will require clearance from the EPA, and we may fail to obtain such clearance. Existing laws and regulations may also be revised or reinterpreted, or new laws and regulations may become applicable to us, whether retroactively or prospectively, that may have a negative effect on our business and results of operations. It is also impossible to eliminate completely the risk of accidental environmental contamination or injury to individuals. In such an event, we could be liable for any damages that result, which could adversely affect our business.

Risk Related to Our Strategic Transactions:

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

Other Risks:

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•the royalties from the sales of Kyprolis, Evomela and other products sold by our partners;
•the success of our collaboration partners’ preclinical and clinical programs;
•the timing of Captisol purchases for use in clinical trials and commercial products;
•the timing and cost of, and level of investment in, research, development, regulatory approval and commercialization activities relating to our internal development programs, which may change from time to time;
•expenditures that we may incur to acquire or develop additional product candidates and platform technologies; and
•future accounting pronouncements or changes in our accounting policies.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results and revenues. This variability and unpredictability could result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings guidance we may provide.

Changes or modifications in financial accounting standards, including those related to revenue recognition, may harm our results of operations.

From time to time, the FASB either alone or jointly with other organizations, promulgates new accounting principles that could have an adverse impact on our results of operations. For example, in May 2014, FASB issued an accounting standard for revenue recognition-Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606-that supersedes most current revenue recognition guidance. The guidance requires a company to recognize revenue upon transfer of goods or services to a customer at an amount that reflects the expected consideration to be received in exchange for those goods or services. The guidance became effective in fiscal 2018.

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

As of December 31, 2019, we had U.S. federal and state net operating loss carryforwards (NOLs) of approximately $31.5 million and $119.1 million, respectively. Our federal NOLs expire through 2037 and our state NOLs begin to expire in 2028, if not utilized. Under the Tax Act, any federal NOLs arising in taxable years ending after December 31, 2017 will carry forward indefinitely. As of December 31, 2019, we had federal and California research and development tax credit carryforwards of approximately $0.6 million and $22.9 million, respectively. The federal research and development tax credit carryforwards expire in various years through 2038, if not utilized. The California research and development credit will carry forward indefinitely. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code) if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Furthermore, under the Tax Act, although the treatment of tax losses generated in tax years beginning before December 31, 2017 has generally not changed, tax losses generated in tax years beginning after December 31, 2017 may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite having potentially generated a loss for federal income tax purposes in prior years. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results.

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

In May 2018, we issued $750.0 million principle amount of the 2023 Notes. The sale of the 2023 Notes may affect our earnings per share figures, as accounting procedures require that we include in our calculation of earnings per share the number of shares of our common stock into which the 2023 Notes are convertible. The convertible notes may be converted into cash and shares of our common stock, if any (subject to our right or obligation to pay cash in lieu of all or a portion of such shares). If shares of our common stock are issued to the holders of the convertible notes upon conversion, there will be dilution to our shareholders equity and the market price of our shares may decrease due to the additional selling pressure in the market. Any downward pressure on the price of our common stock caused by the sale or potential sale of shares issuable upon conversion of the convertible notes could also encourage short sales by third parties, creating additional selling pressure on our stock. Upon the occurrence of certain circumstances, holders of the convertible notes may require us to purchase all or a portion of their notes for cash, which may require the use of a substantial amount of cash. If such cash is not available, we may be required to sell other assets or enter into alternate financing arrangements at terms that may or may not be desirable. The existence of the convertible notes and the obligations that we incurred by issuing them may restrict our ability to take advantage of certain future opportunities, such as engaging in future debt or equity financing activities.

As of December 31, 2019, we had $750.0 million aggregate principal amount of 2023 Notes. The notes are convertible into cash, and if applicable, shares of our common stock under certain circumstances, including trading price conditions related to our common stock. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the notes to be extinguished and their corresponding net carrying value. The fair value of the notes to be extinguished depends on our current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is lower than the implied interest rate of the notes, we will record a loss in our consolidated statement of income during the period in which the notes are converted.
Impairment charges pertaining to goodwill, identifiable intangible assets or other long-lived assets from our mergers and acquisitions could have an adverse impact on our results of operations and the market value of our common stock.

The total purchase price pertaining to our acquisitions in recent years have been allocated to net tangible assets, identifiable intangible assets, in-process research and development and goodwill. To the extent the value of goodwill or identifiable intangible assets or other long-lived assets become impaired, we will be required to incur material charges relating to the impairment. Any impairment charges could have a material adverse impact on our results of operations and the market value of our common stock.

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

A decline in fair value below the amortized cost of a security requires management to assess whether an impairment has occurred. The decision on whether to record an impairment is determined in part by our assessment of the financial condition and prospects of a particular issuer, projections of future cash flows and recoverability of the particular security as well as management’s assertion of whether it is more likely than not that we will sell the particular security before recovery.

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

Our results of operations could be materially negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Concerns over inflation, energy costs, geopolitical issues, public health emergencies, the availability and cost of credit, and the U.S. financial markets have in the past contributed to, and may continue in the future to contribute to, increased volatility and diminished expectations for the economy and the markets. For example, the outbreak of a novel strain of coronavirus has affected the People’s Republic of China and elsewhere and has affected worldwide equity markets. Domestic and international equity markets periodically experience heightened volatility and turmoil. These events may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline. We cannot provide assurance that our investments are not subject to adverse changes in market value. If our investments experience adverse changes in market value, we may have less capital to fund our operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
The following table summarizes our principal facilities leased as of December 31, 2019, including the location and size of each facility, and their designated use. We also lease facilities in other locations. We believe our facilities are adequate for our current and near-term needs, and we will be able to locate additional facilities, as needed.

Location	Approximate Square Feet	Operation	Lease Expiration Date
San Diego, CA	7,000	Corporate headquarters office	June 2023
Emeryville, CA	13,000	Office and laboratory	August 2021
Cambridge, United Kingdom	28,000	Office and laboratory	September 2026

Item 3.	Legal Proceedings

See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10), Commitments and Contingencies—Legal Proceedings.”

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “LGND.” As of February 14, 2020, there were approximately 446 holders of record of the common stock.

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

The following table presents information regarding repurchases by us of our common stock during the three months ended December 31, 2019 under the stock repurchase program approved by our board of directors in September 2019, under which we may acquire up to $500 million of our common stock in open market and negotiated purchases for a period of up to three years.

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
October 1 - October 31, 2019	—	$—	—	$408,730
November 1 - November 30, 2019	625,409	$107.74	625,409	$341,351
December 1 - December 31, 2019	135,519	$107.47	135,519	$326,786
Total	760,928	$107.69	760,928

Since December 31, 2019 and as of February 21, 2020, we acquired 405,527 additional shares during 2020, and the maximum dollar value of shares that may yet be purchased under the repurchase program was $290.0 million.

The information required by Item 201(d) of Regulation S-K is incorporated by reference to the 2020 Annual Meeting Proxy Statement as defined in Item 10 below.

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

Value of $100 Invested Over Time

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Ligand	$100.00	$203.76	$190.96	$257.34	$255.03	$196.00
NASDAQ Composite-Total Return	$100.00	$106.96	$116.45	$150.96	$146.67	$200.49
NASDAQ Biotechnology Index	$100.00	$111.77	$87.91	$106.95	$97.47	$121.94

Item 6.	Selected Consolidated Financial Data
The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of operations data set forth below for each of the years ended December 31, 2019, 2018, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2019, 2018, 2017, 2016 and 2015 are derived from our consolidated financial statements.
The comparability of the information is affected by a variety of factors, including acquisitions and divestitures of businesses, issuance and repayment of debt, share-based compensation expense, and repurchases of common stock under our stock repurchase programs. In addition, the consolidated statement of operations data for each of the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 set forth in the tables below do not reflect the adoption of Topic 606 and continue to be reported under the standards in effect for those periods. Additionally, the selected consolidated balance sheet data as of December 31, 2018, 2017, 2016 and 2015 set forth in the tables below do not reflect the adoption of Topic 842 regarding leases and continue to be reported under Topic 840 for those periods. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and related notes. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:		(in thousands, except per share amounts)
Royalties	$46,976	$128,556	$88,685	$59,423	$38,194
Material sales	31,489	29,123	22,070	22,502	27,662
License fees, milestones, and other revenues	41,817	93,774	30,347	27,048	6,058
Total revenues	120,282	251,453	141,102	108,973	71,914
Cost of material sales	11,347	6,337	5,366	5,571	5,807
Amortization of intangibles	16,864	15,792	12,120	10,643	2,375
Research and development	55,908	27,863	26,887	21,221	11,005
General and administrative	41,884	37,734	28,653	27,653	25,398
Total operating costs and expenses	126,003	87,726	73,026	65,088	44,585
Gain from sale of Promacta license	812,797	—	—	—	—
Income from operations	807,076	163,727	68,076	43,885	27,329
Total other income (expense), net	(10,437)	9,603	(10,845)	(35,925)	8,000
Income tax benefit (expense)	(167,337)	(30,009)	(44,675)	(10,327)	192,115
Income (loss) from continuing operations including noncontrolling interests	629,302	143,321	12,556	(2,367)	227,444
Less: Net loss attributable to noncontrolling interests	—	—	—	—	(2,380)
Income (loss) from continuing operations	629,302	143,321	12,556	(2,367)	229,824
Discontinued operations	—	—	—	731	—
Net income (loss)	$629,302	$143,321	$12,556	$(1,636)	$229,824
Basic per share amounts:
Income (loss) from continuing operations	$33.13	$6.77	$0.60	$(0.11)	$11.61
Discontinued operations	—	—	—	0.04	—
Net income (loss)	$33.13	$6.77	$0.60	$(0.08)	$11.61
Weighted average number of common shares-basic	18,995	21,160	21,032	20,831	19,790
Diluted per share amounts:
Income (loss) from continuing operations	$31.85	$5.96	$0.53	$(0.11)	$10.83
Discontinued operations	—	—	—	0.04	—
Net income (loss)	$31.85	$5.96	$0.53	$(0.08)	$10.83
Weighted average number of common shares-diluted	19,757	24,067	23,481	20,831	21,228

	December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments, restricted cash and investments	$1,070,597	$776,445	$208,099	$149,393	$229,947
Working capital (deficit)	$1,106,643	$788,291	$(1,847)	$(64,076)	$(8,109)
Total assets	$1,494,915	$1,260,803	$671,021	$601,585	$503,061
Other long-term obligations (excludes long-term portions of deferred revenue, net and deferred gain)	$71,722	$7,776	$9,981	$3,603	$3,330
Total notes payable, net (including current portion)	$638,959	$636,297	$224,529	$212,910	$201,985
Retained earnings (accumulated deficit)	$400,105	$(229,197)	$(400,924)	$(431,127)	$(429,491)
Total stockholders’ equity	$767,232	$560,914	$399,788	$341,290	$237,282

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) will help readers understand our results of operations, financial condition, and cash flow. It is provided in addition to the accompanying consolidated financial statements and notes. Comparisons under this heading refer to twelve months ended December 31, 2019 and 2018, respectively, unless otherwise indicated.
Our MD&A is organized as follows:
•Results of Operations. Detailed discussion of our revenue and expenses for twelve months ended December 31, 2019 and 2018. A comparison of our results of operations for twelve months ended December 31, 2018 and 2017 can be found under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 28, 2019.

•Liquidity and Capital Resources. Discussion of key aspects of our consolidated statements of cash flows, changes in our financial position, and our financial commitments.
•Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.
•Contractual Obligations. Tabular disclosure of known contractual obligations as of December 31, 2019.
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

Results of Operations

Revenue

(Dollars in thousands)	2019	2018	Change	% Change
Royalty Revenue	$46,976	$128,556	$(81,580)	(63)%
Material Sales	31,489	29,123	2,366	8%
License fees, milestones and other revenue	41,817	93,774	(51,957)	(55)%
Total revenue	$120,282	$251,453	$(131,171)	(52)%

Royalty revenue is a function of our partners' product sales and the applicable royalty rate. Promacta and Kyprolis royalty rates are under a tiered royalty rate structure with the highest being 9.4% and 3.0%, respectively. Evomela has a fixed royalty rate of 20%. On March 6, 2019, we sold all of our rights, title and interest in and to the Promacta license to RPI. Subsequent to March 6, 2019, we no longer recognize revenue related to sales of Promacta. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Sale of Promacta License.”

Royalty revenue decreased in 2019 as compared to 2018 driven primarily by the above mentioned sale of the Promacta license in March 2019. Material sales increased year over year in 2019 due to timing of customer purchases of Captisol for use in clinical trials and in commercialized products. The decrease in license fee, milestones and other revenues in 2019 compared to 2018 was primarily driven by a $47.0 million OmniAb platform license fee received from WuXi and $20.0 million received from Roivant upon entering into the GRA license agreement to develop and commercialize RVT-1502 (formerly named LGD-6972) during 2018, partially offset by the additional revenue generated in 2019 from our Vernalis acquisition in October 2018.

The following table represents royalty revenue by program:

(in millions)	2019 Estimated Partner Product Sales	Effective Royalty Rate	2019 Royalty Revenue	2018 Estimated Partner Product Sales	Effective Royalty Rate	2018 Royalty Revenue
Promacta	$225.1	6.3%	$14.2	$1,173.4	8.5%	$99.3
Kyprolis	1,095.4	2.3%	25.0	980.5	2.2%	21.7
Evomela	26.0	20.0%	5.2	28.1	20.0%	5.7
Other	194.1	1.3%	2.6	163.5	1.2%	1.9
Total	$1,540.6		$47.0	$2,345.5		$128.6

Operating Costs and Expenses

(Dollars in thousands)	2019	2018	Change	% Change
Cost of material sales	$11,347	$6,337	$5,010	79%
Amortization of intangibles	16,864	15,792	1,072	7%
Research and development	55,908	27,863	28,045	101%
General and administrative	41,884	37,734	4,150	11%
Total operating costs and expenses	$126,003	$87,726	$38,277	44%

Total operating costs and expenses for 2019 increased $38.3 million or 44% compared with 2018. Cost of material sales increased year over year in 2019 primarily due to higher material sales as a result of timing of customer purchases and mix of Captisol sales in 2019. Amortization of intangibles increased year over year in 2019 primarily due to the acquisitions of Vernalis in October 2018 and Ab Initio in July 2019 as well as $2.7 million of accelerated amortization of the GRA asset due to the unlikelihood of continued program development. Research and development expenses increased year over year in 2019 due to timing of internal development costs, the Vernalis acquisition, and amortization of other economic rights during 2019. General and administrative expenses increased year over year in 2019 primarily due to increased business development activities, an increase in share-based compensation and the Vernalis acquisition.

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

Other income (expense)

(Dollars in thousands)	2019	2018	Change	% Change
Gain (loss) from Viking	$2,888	$50,187	$(47,299)	(94)%
Interest income	28,430	13,999	14,431	103%
Interest expense	(35,745)	(48,276)	12,531	(26)%
Other income (expense), net	(6,010)	(6,307)	297	(5)%
Total other income (expense,) net	$(10,437)	$9,603	$(20,040)	(209)%

The fluctuation in the gain (loss) from Viking is driven by the changes in the fair value of the Viking common stock and warrants.

Interest income consists primarily of interest earned on our short-term investments. The year over year increase in 2019 was due to the increase in our short-term investment balances as a result of the proceeds from the 2023 Notes financing on May 22, 2018 and the proceeds from the sale of the Promacta license in March 2019.

Interest expense includes the 0.75% coupon cash interest expense in addition to the non-cash accretion of discount (including the amortization of debt issuance costs) on our 2019 Notes and 2023 Notes. The year over year decrease in 2019 was primarily due to lower average debt outstanding balance as compared to the prior year. The 2019 Notes were paid off upon the maturity date in August 2019. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Convertible Senior Notes.”

Other income (expense), net, for the twelve months ended December 31, 2019, consists primarily of a $5.1 million reduction in the value of our Selexis commercial license right. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (1), Basis of Presentation and Summary of Significant Accounting Policies - Commercial License and Other Economic Rights.” Other income (expense), net, for the twelve months ended December 31, 2018, consists primarily of changes in the fair value of contingent liabilities associated with our Crystal and Metabasis acquisitions and net changes in derivative instrument expense associated with our convertible notes and bond hedge transactions. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Convertible Senior Notes.”

Income tax expense

(Dollars in thousands)	2019	2018	Change	% Change
Income before income tax expense	$796,639	$173,330	$623,309	360%
Income tax expense	(167,337)	(30,009)	(137,328)	458%
Income from operations	$629,302	$143,321	$485,981	339%
Effective Tax Rate	21%	17%

Our effective tax rate for 2019 and 2018 was 21% and 17%, respectively. Our tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In addition to state income taxes, the items below had the most significant impact on the difference between our statutory U.S. income tax rate and our effective tax rate.

2019
•$1.2 million (0.1%) decrease due to the release of a valuation allowance primarily relating to research and development tax credits.
•$0.9 million (0.1%) decrease from research and development tax credits
•$0.8 million (0.1%) decrease due to excess tax benefits from share-based compensation which are recorded as a discrete item within the provision for income tax pursuant to ASU 2016-09

2018

•$8.1 million (5%) decrease due to excess tax benefits from share-based compensation which are recorded as a discrete item within the provision for income tax pursuant to ASU 2016-09

•$4.2 million (2%) decrease due to changes in valuation allowance primarily relating to capital loss carryovers and research and development tax credits.
•$3.1 million (2%) increase from expired NOLs and credits
•$2.8 million (2%) reduction from research and development tax credits
•$0.9 million (1%) increase from non-cash contingent consideration charges that are nondeductible for tax purposes
•$0.9 million (1%) increase from Section 162(m) limitation

Liquidity and Capital Resource
At December 31, 2019, we had approximately $1,011.5 million in cash, cash equivalents, and short-term investments, of which approximately $6.8 million was held by our foreign subsidiaries. Cash and cash equivalents and short-term investments increased by $293.2 million from last year, due to factors described in the "Cash Flow Summary" below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, which increased during 2019 primarily from the sale of the Promacta license, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. Our short-term investments include U.S. government debt securities, investment-grade corporate debt securities, mutual funds and certificates of deposit. We have established guidelines relative to diversification and maturities of our investments in order to provide both safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Additionally, we own certain securities which are classified as short-term investments that we received as a result of a milestone and an upfront license payment as well as 6.0 million shares of common stock in Viking.

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

In May 2018, we issued the 2023 Notes with an aggregate principal amount of $750.0 million. A portion of the proceeds from such issuance totaling $49.7 million were used to repurchase 260,000 shares of our common stock. The 2023 Notes were not convertible as of December 31, 2019. It is our intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. See detail in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Convertible Senior Notes.”

In September 2018, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock from time to time over a period of up to three years. On January 23, 2019, our Board of Directors increased the share repurchase authorization by $150.0 million. The available amount under the $350.0 million repurchase plan was fully utilized during the third quarter of 2019.

On September 11, 2019, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $500.0 million of our common stock from time to time over the next three years. We expect to acquire shares primarily through open-market transactions and have entered into a Rule 10b5-1 trading plan, and may enter into additional Rule 10b5-1 trading plans in the future, to facilitate open-market repurchases. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Our prior $350.0 million stock repurchase program mentioned above was terminated in connection with the approval of the new stock repurchase program. Authorization to repurchase $326.8 million of our common stock remained available as of December 31, 2019. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities.”
We believe that existing funds, cash generated from operations and existing sources of and access to financing are adequate to satisfy our needs for working capital; capital expenditure and debt service requirements; continued advancement of research and development efforts; potential stock repurchases; and other business initiatives we plan to strategically pursue, including acquisitions and strategic investments.

As of December 31, 2019, we had $8.9 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.

Cash Flow Summary

(in thousands)	2019	2018	2017
Net cash provided by (used in):
Operating activities	$(29,336)	$194,059	$88,570
Investing activities	$466,918	$(423,269)	$(79,179)
Financing activities	$(485,172)	$328,585	$(7,523)

In 2019, we generated $827 million from the sale of the Promacta license (including $14.2 million recorded to revenue related to the Promacta royalty for the period between January 1, 2019 and March 6, 2019), used cash for net purchases of short-term investments, used $453.0 million to repurchase our common stock, used $103.8 million to pay federal and state estimated income taxes, paid off the remaining balance of the 2019 Notes in the amount of $27.3 million, paid $12.0 million for the purchase of Novan economic rights and paid $11.8 million for the Ab Initio acquisition (net of cash acquired).

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

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the fiscal year ended December 31, 2019, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the SEC.

We lease our office facilities under operating lease arrangements with varying terms through September 2026. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases of 3.0%. We had no off-balance sheet arrangements at December 31, 2019, 2018 and 2017.
Contractual Obligations

As of December 31, 2019, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-2 years	3-4 years	Thereafter
Purchase obligations (1)	$19,646	$12,139	$7,507	$—	$—
Notes payable (2)	$769,219	$5,625	$11,250	$752,344	$—
Operating lease obligations (3)	$13,866	$1,914	$4,482	$3,977	$3,493

(1) Amounts represent our commitments under our supply agreement with Hovione for Captisol purchases.
(2) Amounts represent contractual amounts due under our 2023 Notes, including interest based on the fixed rate of 0.75% per year.

(3) We lease an office facility, which we have fully vacated under operating lease arrangements expiring on February 2023. We sublet the facility through the end of our lease. As of December 31, 2019, we expect to receive aggregate future minimum lease payments totaling $0.9 million (non-discounted) over the duration of the sublease agreement, which are not included in the table above.

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

Revenue Recognition

On January 1, 2018, we adopted ASC 606, which amends the guidance for recognition of revenue from contracts with customers using the modified-retrospective method applied to those contracts that were not completed as of January 1, 2018. We apply the following five-step model in order to determine the revenue: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

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

Our contracts with customers often will include future contingent milestone based payments. We include contingent milestone based payments in the estimated transaction price when it is probable to estimate the amount of the payment. These estimates are based on historical experience, anticipated results and our best judgment at the time. If the contingent milestone based payment is sales-based, we apply the royalty recognition constraint and record revenue when the underlying sale has taken place. Significant judgments must be made in determining the transaction price for our sales of intellectual property. Because of the risk that products in development with our partners will not reach development based milestones or receive regulatory approval, we generally recognize any contingent payments that would be due to us upon the development milestone or regulatory approval. Depending on the terms of the arrangement, we may also defer a portion of the consideration received because we have to satisfy a future obligation. We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available.

For R&D services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time we estimate it will take us to complete the activities, or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make numerous estimates and use significant judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.

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
Contingent Liabilities

In October 2017, we acquired Crystal for total cash consideration of $27.2 million, plus contingent consideration of up to an additional $10.5 million over a five year period following the acquisition date based on certain research milestones and a portion of the payments that we receive from a specified part of the historical Crystal business. The contingent consideration is measured at fair value using an income approach valuation technique, specifically with probability weighted and discounted cash flows. The fair value of the liability is assessed at each reporting date and the change in fair value is recorded in our consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different than the carrying amount of the liability. The fair value of the contingent consideration liability as of December 31, 2019 was $2.7 million.

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

See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (5), Fair Value Measurement.”
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

Investment Portfolio Risk

At December 31, 2019, our investment portfolio included investments in available-for-sale securities of $940.0 million and investment in Viking common stock and warrants of $58.3 million. These securities are subject to market risk and may decline in value based on market conditions.

Equity Price Risk

In order to minimize the impact of potential dilution to our common stock upon the conversion of our then-existing 2019 Notes, we entered into convertible bond hedges covering 3,264,643 shares of our common stock. Concurrently with entering into the convertible bond hedge transactions, we entered into warrant transactions whereby we sold warrants with an exercise price of approximately $125.08 per share, subject to adjustment. The warrants have various expiration dates ranging from November 13, 2019 to April 22, 2020. The warrants will have a dilutive effect to the extent the market price per share of common stock exceeds the applicable exercise price of the warrants, as measured under the terms of the warrant transactions. We continue to have the ability to avoid settling the warrants associated with the 2019 Notes in cash after May 22, 2018. In November 2018, we repurchased a total of 525,000 warrants. As of December 31, 2019, 849,292 warrants had expired, and 1,890,359 warrants remained outstanding.

Our 2023 Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or maturity of the notes, as applicable. As of December 31, 2019, the “if-converted value” did not exceed the principal amount of the 2023 Notes. See detail in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Convertible Senior Notes.”

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

Interest Rate Risk

We are exposed to changes in interest rates related primarily to our investment portfolio. Our investment policy and strategy are focused on the preservation of capital and supporting our liquidity requirements. We use a combination of internal and external management to execute our investment strategy. We typically invest in highly rated securities, with the primary objective of minimizing the risk of principal loss. Our investment policy generally requires securities to be investment grade and limits the amount of credit exposure to any one issuer. We have historically maintained a relatively short average maturity for our investment portfolio, and we believe a hypothetical 100 basis point adverse move in interest rates across all maturities would not materially impact the fair market value of the portfolio in either period.

Item 8.	Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ligand Pharmaceuticals Incorporated
Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ligand Pharmaceuticals Incorporated (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income , stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

Adoption of ASU No. 2014-09

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for recognizing revenue due to the adoption of Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments in ASUs 2015-14, 2016-10, and 2016-12, effective January 1, 2018.

Adoption of ASU No. 2016-01

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for financial instruments due to the adoption of Accounting Standards Update (ASU) 2016-01, Financial Instruments- Recognition and Measurement of Financial Assets and Financial Liabilities, effective January 1, 2018.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the account or disclosure to which they relate.

Description of the Matter
Uncertain Tax Positions
As discussed in Note 11 to the consolidated financial statements, the Company had unrecognized income tax benefits of $29 million related to its uncertain tax positions at December 31, 2019. The Company uses judgment to (1) determine whether, based on the technical merits, a tax position is more likely than not to be sustained and (2) measure the amount of tax benefit that qualifies for recognition. Estimated tax benefits related to uncertain tax positions that are not more likely than not to be sustained are reported as unrecognized income tax benefits.

Auditing management's analysis of the Company’s uncertain tax positions and the amount of recognized tax benefit is complex and involves judgment because management’s estimate is based upon interpretations of tax laws, and legal rulings.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the Company’s accounting process related to uncertain tax positions. For example, we tested controls over management’s identification of uncertain tax positions and its application of the recognition and measurement principles, including management’s review of the inputs and calculations of recognized tax benefits.

Our audit procedures included, among others, testing the completeness and accuracy of the underlying data used by the Company to determine its uncertain tax positions. We involved our tax professionals to assess the technical merits of the Company’s tax positions including its consideration of relevant tax laws and current interpretations. In addition, we compared the estimated liabilities for unrecognized income tax benefits to similar positions in prior periods and assessed the historical accuracy of management’s estimates of its uncertain tax positions by comparing the estimates with the resolution of those positions as applicable. We also evaluated the adequacy of the Company’s disclosures included in Note 11 in relation to these tax matters.

Gain from sale of Promacta license
Description of the Matter	As discussed in Note 2 to the consolidated financial statements, on March 6, 2019 the Company sold the Promacta-related rights, title and interest in and to intellectual property and related know-how for $827 million in cash. Of the total cash proceeds from the sale, $14.2 million was recorded as revenue related to the Promacta royalty for the period between January 1, 2019 and March 6, 2019, and the remaining $812.8 million was recorded to income from operations in accordance with ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets.

Auditing the sale of Promacta license was especially challenging as the transaction was highly complex and the conclusions involved interpretation of complex accounting standards. This transaction required the exercise of auditor judgment in evaluating management’s determination of when control passed to the customer.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over management’s process for evaluating the transaction. For example, we tested controls over management’s review of the technical assessment over the asset sale.

Our auditing procedures included, among others, obtaining and reading the agreements relating to the Promacta license sale and related documentation to evaluate the Company’s accounting conclusions. We performed procedures to test whether the terms of the agreement transferred all technology, rights and materials to the counter party. We vouched proceeds of the sale and that all obligations had been satisfied as of the transaction date.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2016.

San Diego, California
February 27, 2020

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$71,543	$117,164
Short-term investments	939,989	601,217
Investment in Viking	58,335	55,448
Accounts receivable, net	30,387	55,850
Inventory	7,296	7,124
Derivative asset	—	22,576
Income taxes receivable	11,361	142
Other current assets	4,734	11,019
Total current assets	1,123,645	870,540
Deferred income taxes, net	25,608	46,521
Intangible assets, net	210,448	219,793
Goodwill	95,229	86,646
Commercial license and other economic rights	20,090	31,460
Property and equipment, net	7,185	5,372
Operating lease right-of-use assets	10,353	—
Other assets	2,357	471
Total assets	$1,494,915	$1,260,803
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,420	$4,183
Accrued liabilities	9,836	19,200
Current contingent liabilities	2,607	5,717
Deferred revenue	2,139	3,286
Derivative liability	—	23,430
2019 convertible senior notes, net	—	26,433
Total current liabilities	17,002	82,249
2023 convertible senior notes, net	638,959	609,864
Long-term contingent liabilities	6,335	6,825
Deferred income taxes, net	32,937	—
Long-term operating lease liabilities	9,970	—
Other long-term liabilities	22,480	951
Total liabilities	727,683	699,889
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 16,823 and 20,766 shares issued and outstanding at December 31, 2019 and 2018, respectively	17	21
Additional paid-in capital	367,326	791,114
Accumulated other comprehensive loss	(216)	(1,024)
Retained earnings (accumulated deficit)	400,105	(229,197)
Total stockholders’ equity	767,232	560,914
Total liabilities and stockholders’ equity	$1,494,915	$1,260,803
See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Royalties	$46,976	$128,556	$88,685
Material sales	31,489	29,123	22,070
License fees, milestones and other revenues	41,817	93,774	30,347
Total revenues	120,282	251,453	141,102
Operating costs and expenses:
Cost of material sales	11,347	6,337	5,366
Amortization of intangibles	16,864	15,792	12,120
Research and development	55,908	27,863	26,887
General and administrative	41,884	37,734	28,653
Total operating costs and expenses	126,003	87,726	73,026
Gain from sale of Promacta license	812,797	—	—
Income from operations	807,076	163,727	68,076
Other income (expense):
Gain (loss) from Viking	2,888	50,187	(2,048)
Interest income	28,430	13,999	2,060
Interest expense	(35,745)	(48,276)	(13,460)
Other income (expense), net	(6,010)	(6,307)	2,603
Total other income (expense), net	(10,437)	9,603	(10,845)
Income before income tax expense	796,639	173,330	57,231
Income tax expense	(167,337)	(30,009)	(44,675)
Net income	629,302	143,321	12,556

Basic net income per share	$33.13	$6.77	$0.60
Shares used in basic per share calculation	18,995	21,160	21,032

Diluted net income per share	$31.85	$5.96	$0.53
Shares used in diluted per share calculation	19,757	24,067	23,481

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$629,302	$143,321	$12,556
Unrealized net gain on available-for-sale securities, net of tax	200	73	143
Foreign currency translation	608	(921)	—
Less: Reclassification of net realized gains included in net income, net of tax	—	—	(400)
Comprehensive income	$630,110	$142,473	$12,299

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit		Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2017	20,909,301	$21	$769,653	$2,743	$(431,127)		$341,290
Issuance of common stock under employee stock compensation plans, net	253,364	—	(5,558)	—	—		(5,558)
Reclassification of equity component of currently redeemable convertible notes	—	—	10,704	—	—		10,704
Share-based compensation	—	—	24,916	—	—		24,916
Repurchase of common stock	(14,000)	—	(1,966)	—	—		(1,966)
Other comprehensive loss	—	—	—	(257)	—		(257)
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	456	—	17,647	—	18,103
Net income	—	—	—	—	12,556		12,556
Balance at December 31, 2017	21,148,665	$21	$798,205	$2,486	$(400,924)		$399,788
Issuance of common stock under employee stock compensation plans, net	399,116	—	16,417	—	—		16,417
Reclassification of equity component of currently redeemable convertible notes	—	—	18,859	—	—		18,859
Share-based compensation	—	—	20,846	—	—		20,846
Repurchase of common stock	(782,248)	—	(127,481)	—	—		(127,481)
Other comprehensive income	—	—	—	73	—		73
Cumulative-effect adjustment from adoption of ASU 2016-01	—	—	—	(2,662)	2,662		—
Cumulative-effect adjustment from adoption of ASU 2014-09, net of tax	—	—	—	—	25,581		25,581
Derivative associated with 2019 Notes and Bond Hedge	—	—	(1,559)	—	—		(1,559)
Loss on settlement of 2019 Notes	—	—	3,187	—	—		3,187
Warrant repurchase in connection with 2019 Notes	—	—	(30,472)	—	—		(30,472)
Loss on repurchase of warrants in connection with 2019 Notes	—	—	1,792	—	—		1,792
Tax effect on 2019 Notes transactions	—	—	(1,680)	—	—		(1,680)
Derivative associated with 2023 Notes and Bond Hedge	—	—	(1,807)	—	—		(1,807)
Warrant derivative in connection with 2023 Notes	—	—	97,805	—	—		97,805
Tax effect for 2023 Notes transactions	—	—	(3,181)	—	—		(3,181)
Foreign currency translation adjustment	—	—	—	(921)	—		(921)
Other tax adjustments	—	—	183	—	163		346
Net income	—	—	—	—	143,321		143,321
Balance at December 31, 2018	20,765,533	$21	$791,114	$(1,024)	$(229,197)		$560,914
Issuance of common stock under employee stock compensation plans, net	179,838	—	(1,421)	—	—		(1,421)
Share-based compensation	—	—	24,515	—	—		24,515
Repurchase of common stock	(4,122,133)	(4)	(448,429)	—	—		(448,433)
Unrealized net gain on available-for-sale securities, net of deferred tax	—	—	—	200	—		200
Foreign currency translation adjustment	—	—	—	608	—		608
Other tax adjustments	—	—	1,547	—	—		1,547
Net income	—	—	—	—	629,302		629,302
Balance at December 31, 2019	16,823,238	$17	$367,326	$(216)	$400,105		$767,232

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$629,302	$143,321	$12,556
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain from sale of Promacta license	(812,797)	—	—
Change in estimated fair value of contingent liabilities	(30)	3,448	2,580
Realized gain on sale of short-term investment	(41)	(2,611)	(831)
Depreciation and amortization of intangible assets	18,361	12,784	10,955
(Gain) loss on equity investment in Viking	(2,888)	(47,658)	(1,114)
Amortization/accretion of premium (discount) on investments, net	(10,274)	(5,452)	(81)
Amortization of debt discount and issuance fees	29,988	43,954	11,619
Amortization of commercial license and other economic rights	25,370	1,934	759
Share-based compensation	24,515	20,846	24,915
Deferred income taxes, net	74,829	29,739	44,518
Royalties recorded in retained earnings upon adoption of ASC 606	—	32,707	—
Other	(1,456)	2,832	(870)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	25,463	(29,544)	(8,358)
Inventory	(2,061)	(2,559)	(843)
Accounts payable and accrued liabilities	(6,826)	(4,542)	(1,713)
Income taxes receivable	(11,219)	318	(460)
Other economic rights	(12,000)	—	—
Other	2,428	(5,458)	(5,062)
Net cash provided by (used in) operating activities	(29,336)	194,059	88,570
Investing activities
Proceeds from sale of Promacta license	812,797	—	—
Purchase of commercial license rights	—	(10,000)	—
Cash paid for acquisition, net of cash acquired	(11,840)	(5,856)	(26,653)
Purchases of property and equipment	(2,553)	(887)	(2,156)
Purchases of short-term investments	(2,356,545)	(1,434,255)	(254,258)
Proceeds from sale of short-term investments	535,877	131,942	86,985
Proceeds from maturity of short-term investments	1,494,851	892,873	109,649
Proceeds from commercial license rights	—	—	7,054
Proceeds received from repayment of Viking note receivable	—	3,914	200
Cash paid for equity method investment	(1,000)	—	—
Other, net	(4,669)	(1,000)	—
Net cash provided by (used in) investing activities	466,918	(423,269)	(79,179)
Financing activities
Repayment of debt	(27,323)	(217,674)	—
Gross proceeds from issuance of 2023 Convertible Senior Notes	—	750,000	—
Payment of debt issuance costs	—	(16,900)	—
Proceeds from issuance of warrants	—	90,000	—
Purchase of convertible bond hedge	—	(140,250)	—
Proceeds from bond hedge settlement	12,401	439,559	—
Payments to convert holders for bond conversion	(12,401)	(439,581)	—
Net proceeds from stock option exercises and ESPP	2,997	20,183	4,517
Taxes paid related to net share settlement of equity awards	(4,418)	(3,765)	(10,074)
Share repurchases	(453,048)	(122,868)	(1,966)
Repurchase of warrants	(380)	(30,094)	—
Payments to CVR Holders	(3,000)	(25)	—

Net cash provided by (used in) financing activities	(485,172)	328,585	(7,523)
Net increase (decrease) in cash and cash equivalents	(47,590)	99,375	1,868
Effect of exchange rate changes on cash	83	(215)	—
Cash, cash equivalents and restricted cash at beginning of year	119,780	20,620	18,752
Cash, cash equivalents and restricted cash at end of year	$72,273	119,780	20,620
Supplemental disclosure of cash flow information
Cash paid during the year:
Interest paid	$5,827	$1,513	$1,838
Taxes paid	$103,817	$341	$157
Restricted cash in other current assets	$730	$2,616	$—
Supplemental schedule of non-cash investing and financing activities
Accrued inventory purchases	$170	$2,059	$1,007
Unrealized gain on AFS investments	$256	$48	$144
Purchase of fixed assets recorded in accounts payable	$495	$15	$—

See accompanying notes to these consolidated financial statements.

Unless the context requires otherwise, references in this report to “Ligand,” “we,” “us,” the “Company,” and “our” refer to Ligand Pharmaceuticals Incorporated and its consolidated subsidiaries.

1. Basis of Presentation and Summary of Significant Accounting Policies

Business

We are a biopharmaceutical company with a business model primarily based on developing or acquiring assets which generate royalty, milestone or other passive revenue for us using a lean corporate cost structure. We operate in one business segment: development and licensing of biopharmaceutical assets.

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

Reclassifications

Certain reclassifications have been made to the previously issued financial statements to conform with the current period presentation. Specifically, our investment in Viking warrants was reclassified from “other current assets” to “investment in Viking” in the audited consolidated balance sheet as of December 31, 2018.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results may differ from those estimates.

Concentrations of Business Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents and investments. We invest excess cash principally in United States government debt securities, investment grade corporate debt securities, mutual funds and certificates of deposit. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

Revenue from significant partners, which is defined as 10% or more of our total revenue, was as follows:

	December 31,
	2019	2018	2017
Partner A	13%	40%	46%
Partner B	27%	13%	19%
Partner C	< 10%	20%	< 10%

We obtain Captisol primarily from two sites at a single supplier, Hovione. If this supplier were not able to supply the requested amounts of Captisol from each site, and if our safety stocks of material were depleted, we would be unable to continue to derive revenues from the sale of Captisol until we obtained material from an alternative source, which could take a considerable length of time.

Cash Equivalents & Short-term Investments

Cash equivalents consist of all investments with maturities of three months or less from the date of acquisition. Short-term investments primarily consist of investments in debt and equity securities and mutual funds. Debt securities have effective maturities greater than three months and less than twelve months from the date of acquisition. We classify our short-term investments as "available-for-sale". Such investments are carried at fair value, with unrealized gains and losses on debt securities included in the statement of comprehensive income (loss) and unrealized gains and losses on equity securities and mutual funds included the consolidated statement of operations. Mutual funds are valued at their net asset value (NAV) on the last day of the period. We determine the cost of investments based on the specific identification method.
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
Inventory
Inventory, which consists of finished goods, is stated at the lower of cost or net realizable value. We determine cost using the first-in, first-out method or the specific identification method. We analyze our inventory levels periodically and write down inventory to net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There were no write downs related to obsolete inventory recorded for the years ended December 31, 2019, 2018 and 2017.
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

Any change in fair value is recorded in our consolidated statement of operations. For additional information, see “Note (5), Fair Value Measurement and Note (8), Balance Sheet Account Details.”

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than the carrying amount, including goodwill. We operate in one reporting unit. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of our reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, we proceed to perform the quantitative assessment. We will then evaluate goodwill for impairment by comparing the estimated fair value of the reporting unit to its carrying value, including the associated goodwill. To determine the fair value, we generally use a combination of market approach based on comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. We may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative assessment for the goodwill impairment test. We performed the annual assessment for goodwill impairment during the fourth quarter of 2019, noting no impairment.

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

Commercial license and other economic rights

Commercial license and other economic rights consist of the following (in thousands):

	As of December 31,
	2019	2018
Aziyo & CorMatrix	$17,696	$17,696
Palvella	10,000	10,000
Selexis	8,602	8,602
Dianomi	2,000	—
	38,298	36,298
Less: accumulated amortization attributed to principal or research and development	(18,208)	(4,838)
Total commercial license and other economic rights, net	$20,090	$31,460

Commercial license and other economic rights as of December 31, 2019 represent a portfolio of future milestone and royalty payment rights acquired from Selexis in April 2013 and April 2015, CorMatrix in May 2016, Palvella in December 2018, and Dianomi in January 2019. Commercial license rights acquired are accounted for as financial assets, and other economic rights are accounted for as funded research and developments as further discussed below.

In May 2019, we entered into a development funding and royalties agreement with Novan, pursuant to which we would receive certain payments at specified milestones, as well as royalties on any future net sales of SB206, a product candidate being developed to treat molluscum contagiosum, and any other Novan products used for the treatment of molluscum (“Novan Molluscum Products”). We paid Novan an upfront payment of $12.0 million, which Novan is required to use to fund the development of SB206. We are not obligated to provide additional funding to Novan for the development or commercialization of SB206. Pursuant to the agreement, we would receive up to $20.0 million of milestone payments upon the achievement by Novan of certain regulatory milestones for SB206 or any other Novan Molluscum Product and commercial milestones. In addition to the milestone payments, Novan will pay us tiered royalties from 7.0% to 10.0% based on aggregate annual net sales of SB206 or any other Novan Molluscum Product in North America. We determined the economic rights related to Novan should be characterized as a funded research and development arrangement, thus we account for it in accordance with ASC 730-20, Research and Development Arrangement, and reduce our asset as the funds are expended by Novan. As of December 31, 2019, Novan had used up the $12.0 million upfront payment provided by us. As such, our other economic rights related to Novan has been fully amortized as of December 31, 2019.

In December 2018, we entered into a development funding and royalties agreement with Palvella. Pursuant to the agreement, we will receive up to $8.0 million of milestone payments upon the achievement by Palvella of certain corporate, financing and regulatory milestones for PTX-022, a product candidate being developed to treat pachyonychia congentia. In addition to the milestone payments, Palvella will pay us tiered royalties from 5.0% to 9.8% based on aggregate annual worldwide net sales of any PTX-022 products, if approved, subject to Palvella’s right to reduce the royalty rates by making payments in certain circumstances. We made an upfront payment of $10.0 million, which Palvella is required to use to fund the development of PTX-022. We are not obligated to provide additional funding to Palvella for development or commercialization of PTX-022. We determined the economic rights related to Palvella should be characterized as a funded research and development arrangement, thus we account for it in accordance with ASC 730-20, and will reduce our asset as the funds are expended by Palvella. We will evaluate the remaining asset basis for impairment on an ongoing basis. It is anticipated that the cost basis of the asset will be reduced to zero prior to the receipt of any payments from Palvella. Therefore, we will recognize milestones and royalties as revenue when earned.

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

We account for the Aziyo commercial license right as a financial asset in accordance with ASC 310, Receivables, and amortize the commercial license right using the effective interest method whereby we forecast expected cash flows over the term of the arrangement to arrive at an annualized effective interest. The annual effective interest associated with the forecasted cash flows from the royalty agreement with Aziyo as of December 31, 2019 is 23%. Revenue is calculated by multiplying the carrying value of the commercial license right by the effective interest. The payments received in 2019 were accordingly allocated between revenue and the amortization of the commercial license rights.

For commercial license rights, we have elected a prospective approach to account for changes in estimated cash flows and selected a method for determining when an impairment would be recognized and how to measure that impairment. In circumstances where our new estimate of expected cash flows is greater than previously expected, we will update our yield prospectively. In circumstances where our new estimate of expected cash flows is less than previously expected and below our original estimated yield we record an impairment. Impairment is recognized by reducing the financial asset to an amount that represents the present value of our most recent estimate of expected cash flows discounted by the original effective interest rate.  In circumstances where our new estimate of expected cash flows is less than previously expected, but not below our original estimated yield, we update our yield prospectively.

We account for commercial license rights related to developmental pipeline products such as Selexis and Dianomi on a non-accrual basis. These developmental pipeline products are non-commercialized, non-approved products that require FDA or other regulatory approval, and thus have uncertain cash flows. The developmental pipeline products are on a non-accrual basis as we are not yet able to forecast future cash flows given their pre-commercial stages of development. We will prospectively update the yield model under the effective interest method once the underlying products are commercialized and we can reliably forecast expected cash flows. Income will be calculated by multiplying the carrying value of the commercial license right by the effective interest rate. We regularly perform reviews to determine if any event has occurred that may indicate the carrying value of these commercial license rights are potentially impaired. If the affected commercial license rights are not recoverable, we estimate the fair value of the assets and record an impairment loss if the carrying value of the assets exceeds the fair value. We recorded a $5.1 million reduction in the carrying value of the Selexis asset which was reflected in other expense, net, in our consolidated statement of operations for the twelve months ended December 31, 2019.

Revenue Recognition

Our revenue is generated primarily from royalties on sales of products commercialized by our partners, Captisol material sales, license fees and development, regulatory and sales based milestone payments.

On January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for recognition of revenue from contracts with customers by using the modified-retrospective method applied to those contracts that were not completed as of January 1, 2018. The results for reporting periods beginning January 1, 2018, are presented in accordance with the new standard, although comparative information has not been restated and continues to be reported under the accounting standards and policies in effect for those periods. See additional information in Disaggregation of Revenue subsection below. Our accounting policies under the new standard were applied prospectively and are noted below.

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

Our contracts with customers often will include future contingent milestone based payments. We include contingent milestone based payments in the estimated transaction price when it is probable to estimate the amount of the payment. These estimates are based on historical experience, anticipated results and our best judgment at the time. If the contingent milestone based payment is sales-based, we apply the royalty recognition constraint and record revenue when the underlying sale has taken place. Significant judgments must be made in determining the transaction price for our sales of intellectual property. Because of the risk that products in development with our partners will not reach development based milestones or receive regulatory approval, we generally recognize any contingent payments that would be due to us upon the development milestone or regulatory approval. Depending on the terms of the arrangement, we may also defer a portion of the consideration received because we have to satisfy a future obligation. We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available.

For R&D services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time we estimate it will take us to complete the activities, or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make estimates and use judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.

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

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheet. Except for royalty revenue, we generally receive payment at the point we satisfy our obligation or soon after. Therefore, we do not generally carry a contract asset balance. Any fees billed in advance of being earned are recorded as deferred revenue. During the twelve months ended December 31, 2019, the amount recognized as revenue that was previously deferred at prior year-end was $3.3 million. During the twelve months ended December 31, 2018, the amount recognized as revenue that was previously deferred at prior year-end was $2.3 million.

We have revenue sharing arrangements whereby certain revenue proceeds are shared with a third party. The revenue standard requires an entity to determine whether it is a principal or an agent in these transactions by evaluating the nature of its promise to the customer. We received $4.6 million royalty payments from a license partner during 2019 of which $4.0 million was paid to a third-party in-licensor. We recorded net revenue of $0.6 million as we believe we are an agent in the transaction. We recorded an immaterial amount due to third-party in-licensors as general and administrative expenses as we are the principal in the transaction during 2019.

Disaggregation of Revenue

Royalty revenue for 2019, 2018 and 2017 are reported as below (in thousands):

	Year ended December 31,
	2019(1)	2018(1)	2017(2)

Promacta	$14,193	$99,260	$62,918
Kyprolis	25,046	21,686	16,413
Evomela	5,171	5,658	7,155
Other	2,566	1,952	2,199
	$46,976	$128,556	$88,685

(1) Royalty revenue for 2019 and 2018 was reported under the current revenue recognition guidance (ASC 606).
(2) Royalty revenue for 2017 was reported under the legacy revenue recognition guidance (ASC 605).

The following table represents disaggregation of Material Sales and License fees, milestone and other (in thousands), which are not affected by the adoption of ASC 606:

	Year ended December 31,
	2019	2018	2017
Material Sales
Captisol	$31,489	$29,123	$22,070
License fees, milestones and other
License fees	6,199	78,195	13,665
Milestones	23,451	6,577	11,093
Other	12,167	9,002	5,589
	$41,817	$93,774	$30,347

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

Research and Development Expenses

Research and development expense consists of labor, material, equipment, and allocated facilities costs of our scientific staff who are working pursuant to our collaborative agreements and other research and development projects. Also included in research and development expenses are third-party costs incurred for our research programs including in-licensing costs, CRO costs and costs incurred by other research and development service vendors. We expense these costs as they are incurred. When we make payments for research and development services prior to the services being rendered, we record those amounts as prepaid assets on our consolidated balance sheet and we expense them as the services are provided. In addition, the amortization of the above mentioned other economic rights such as Palvella and Novan are included in research and development expenses in accordance with ASC 730-20.

Share-Based Compensation

We incur share-based compensation expense related to restricted stock, ESPP, and stock options.

Restricted stock unit (RSU) and performance stock unit (PSU) are all considered restricted stock. The fair value of restricted stock is determined by the closing market price of our common stock on the date of grant. We recognize share-based compensation expense based on the fair value on a straight-line basis over the requisite service periods of the awards, taking into consideration of forfeitures as they occur. PSU represents a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. At each reporting period, we reassess the probability of the achievement of such corporate performance goals and any expense change resulting from an adjustment in the estimated shares to be released are treated as a cumulative catch-up in the period of adjustment.

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

We grant options, RSUs and PSUs to employees and non-employee directors. Non-employee directors are accounted for as employees. Options and RSUs granted to certain non-employee directors typically vest one year from the date of grant. Options granted to employees typically vest 1/8 on the six month anniversary of the date of grant, and 1/48 each month thereafter for forty-two months. RSUs and PSUs granted to employees vest over three years. All option awards generally expire ten years from the date of grant.

Share-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests.

Derivatives

In May 2018, we issued $750.0 million aggregate principal amount of 2023 Notes, bearing cash interest at a rate of 0.75% per year, payable semi-annually, as further described in “Note (7), Convertible Senior Notes.” Concurrently with the issuance of the notes, we entered into a series of convertible note hedge and warrant transactions which in combination are designed to reduce the potential dilution to our stockholders and/or offset the cash payments we are required to make in excess of the principal amount upon conversion of the notes. The conversion option associated with the 2023 Notes temporarily met the criteria for an embedded derivative liability which required bifurcation and separate accounting. In addition, the note hedge and warrants were also temporarily classified as a derivative asset and liability, respectively, on our consolidated balance sheet. As a result of shareholder approval to increase the number of authorized shares of our common stock on June 19, 2018, as discussed in “Note (7), Convertible Senior Notes,” the derivative asset and liabilities were reclassified to additional paid-in capital. Changes in the fair value of these derivatives prior to being classified in equity were reflected in other expense, net, in our consolidated statements of operations for the twelve months ended December 31, 2018.

In connection with our 2019 Notes, which we issued in August 2014 for $245.0 million aggregate principal amount, on May 22, 2018, we amended it making an irrevocable election to settle the entire note in cash. As a result, we reclassified from equity to derivative liability the fair value of the conversion premium as of May 22, 2018. Amounts paid in excess of the principal amount would be offset by an equal receipt of cash under the corresponding convertible bond hedge. As a result, we reclassified from equity to derivative asset the fair value of the bond hedge as of May 22, 2018. Changes in the fair value of these derivatives are reflected in other expense, net, in our consolidated statements of operations.

In connection with the payoff of the 2019 Notes in August 15, 2019, the bond hedge was settled and accordingly, the derivative asset and derivative liability were settled to zero. See detail in “Note (7), Convertible Senior Notes.”

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

Income (loss) Per Share

Basic income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Diluted loss per share is computed based on the sum of the weighted average number of common shares outstanding during the period.

Potentially dilutive common shares consist of shares issuable under 2019 and 2023 convertible senior notes, stock options and restricted stock. 2019 and 2023 convertible senior notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the respective notes. It is our intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. In addition, post May 22, 2018, the 2019 Notes can only be settled in cash and therefore there will be no further impact on income (loss) per share of these notes. Potentially dilutive common shares from stock options and restricted stock are determined using the average share price for each period under the treasury stock method. In addition, the following amounts are assumed to be used to repurchase shares: proceeds from exercise of stock options and the average amount of unrecognized compensation expense for stock options and restricted stock. In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of otherwise dilutive potential common shares is anti-dilutive and therefore excluded.

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in thousands):

	Year Ended December 31,
	2019	2018	2017
Weighted average shares outstanding:	18,995	21,160	21,032
Dilutive potential common shares:
Restricted stock	43	72	141
Stock options	719	1,125	1,000
Warrants associated with 2019 Notes	—	1,017	94
2019 Convertible Senior Notes	—	693	1,214
Shares used to compute diluted income per share	19,757	24,067	23,481
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	8,926	2,845	335

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

Accounting Standards Recently Adopted

Leases - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard requires organizations that lease assets to recognize the assets and liabilities created by those leases. The standard also requires disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In 2018, the FASB issued guidance that provides an optional transition method for adoption of this standard, which allows organizations to initially apply the new requirements at the effective date, recognize a cumulative effect adjustment to the opening balance of retained earnings, and continue to apply the legacy guidance in ASC 840, Leases (Topic 840), including its disclosure requirements, in the comparative periods presented. We adopted this standard on January 1, 2019 by applying this optional transition method. For leases with a term of 12 months or less, we elected to not recognize lease assets and lease liabilities and expense the leases over a straight-line basis for the term of those leases. In addition, we elected the available package of practical expedients upon adoption, which allowed us to carry forward our historical assessment of whether existing agreements contained a lease and the classification of our existing operating leases. We did not elect to use the hindsight practical expedient to determine the lease term or evaluate impairment for existing leases. We continue to report our financial position as of December 31, 2018 under Topic 840 in our audited consolidated balance sheet. The adoption of this standard update resulted in the recognition of right-of-use assets of approximately $5.2 million and lease liabilities of approximately $5.9 million on our consolidated balance as of January 1, 2019, with no material impact to our consolidated statement of operations. See "Note (6), Leases" for further information regarding the impact of the adoption of ASU 2016-02 on our financial statements.

Accounting Standards Not Yet Adopted
Financial Instruments - In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables. ASU 2016-13 is effective for us beginning in the first quarter of 2020, with early adoption permitted. This standard includes our financial instruments, such as accounts receivable, investments that are generally of high credit quality, and commercial license rights. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new guidance requires us to identify, analyze, document and support new methodologies for quantifying expected credit loss estimates for our financial instruments, using information such as historical experience and current economic conditions, plus the use of reasonable supportable forecast information. We will adopt this standard effective January 1, 2020, and we currently do not expect the adoption to result in a material impact to our consolidated financial statements.

Goodwill Impairment Testing - In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, although it cannot exceed the total amount of goodwill allocated to that reporting unit. This standard is effective for us beginning in the first quarter of 2020, with earlier adoption permitted. We will adopt this standard effective January 1, 2020 and do not expect the adoption to have a material impact on our consolidated financial statements.

Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for us beginning in the first quarter of 2020, with earlier adoption permitted. We will adopt this standard effective January 1, 2020, and will include the required disclosure beginning in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Collaborative Arrangements - In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606 (Topic 808). The new standard clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Topic 606, Revenue from Contracts with Customers, when the counterparty is a customer for a good or service that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. The new standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted in any interim period for entities that have adopted ASC 606. The standard should be applied retrospectively to the period when we initially adopted ASC 606. We will adopt this standard effective January 1, 2020, and do not expect the adoption will result in material impact to our consolidated financial statements.

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

3. Investment in Viking

Our ownership in Viking was approximately 10.3% as of December 31, 2019, and we account for it as investment in an available-for-sale security, which is measured at fair value, with changes in fair value recognized in net income.

Prior to February 2018, we accounted for our investment in Viking under the equity method. As a result of Viking's public stock offerings, we recorded a dilution gain of $2.7 million for the year ended December 31, 2017. These amounts were recognized in Loss from Viking in our consolidated statement of operations. Our equity ownership interest in Viking decreased during the first quarter of 2018 to approximately 12.4% due to Viking's financing events in February 2018. As a result, in February 2018, we concluded that we did not exert significant influence over Viking and discontinued accounting for our investment in Viking under the equity method. Viking is considered a related party as we maintain a seat on Viking's board of directors.

As of December 31, 2019 and December 31, 2018, we recorded our common stock in Viking at fair value of $48.4 million and $46.2 million, respectively. We also have outstanding warrants to purchase 1.5 million shares of Viking's common stock at an exercise price of $1.50 per share. We recorded the warrants in "investment in Viking" in our consolidated balance sheets at fair value of $9.9 million and $9.3 million at December 31, 2019 and 2018, respectively. See further discussion in “Note (5), Fair Value Measurement.”

Subsequent to the adoption of ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10), on January 1, 2018, we no longer account for our investment in Viking under the equity method; instead, it is measured at fair value, with changes in fair value recognized in net income (loss).

4. Business Combinations

As set forth below, we completed three acquisitions from January 1, 2017 through December 31, 2019, and all were accounted for as business combinations. We applied the acquisition method of accounting. Accordingly, we recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. For each acquisition, we did not incur any material acquisition related costs.

Ab Initio Acquisition

On July 23, 2019, we acquired privately-held Ab Initio, an antigen-discovery company located in South San Francisco, California. Ab Initio has a patented antigen technology that is synergistic with the OmniAb® therapeutic antibody discovery platform, providing our current and potential new partners enhanced capabilities for the discovery of therapeutic antibodies against difficult-to-access cellular targets. Ab Initio has a collaboration agreement with Pfizer to discover novel therapeutic antibodies against an undisclosed target in the GPCR superfamily.

The purchase price of $12.0 million included $11.84 million cash consideration paid upon acquisition, net of cash acquired, and $0.15 million cash holdback for potential indemnification claims. As the acquisition is not considered significant, pro forma information has not been provided.

The preliminary allocation of the consideration was allocated to the acquisition date fair values of acquired assets and assumed liabilities as follows (in thousands):

Cash and other assets	$28
Accounts payable and accrued liabilities	(83)
Deferred tax liabilities, net	(1,609)
Intangibles assets with finite life - core technologies	7,400
Goodwill	6,275
$12,011

None of the goodwill is deductible for tax purposes. The fair value of the core technologies was determined based on the discounted cash flow method that estimated the present value of the hypothetical royalty/ milestone streams from the licensing of the antigen-discovery technology and collaboration agreement. These projected cash flows were discounted to present value using a discount rate of 12.0%. The fair value of the core technologies is being amortized on a straight-line basis over the weighted average estimated useful life of approximately 20 years.

The estimated fair values of assets acquired and liabilities assumed, including deferred tax assets and liabilities, and purchased intangibles are provisional. The accounting for these amounts falls within the measurement period and therefore we may adjust these provisional amounts to reflect new information obtained about facts and circumstances that existed as of the acquisition date.

Vernalis Acquisition

In October 2018, we acquired Vernalis, a structure-based drug discovery biotechnology company for $43.0 million, funded through cash on hand. The acquisition of Vernalis increases our overall portfolio of fully-funded programs. As Vernalis' operations are not considered material, pro forma information is not provided.

The final purchase consideration was allocated to the acquisition date fair values of acquired assets and assumed liabilities as follows (in thousands):

Cash and cash equivalents	$34,286
Restricted cash	2,836
Other assets	6,383
Accounts payable and accrued liabilities	(3,479)
Restructuring and product reserves	(9,241)
Deferred revenue	(746)
Intangibles assets with finite life - core technologies	7,000
Goodwill	5,939
$42,978

None of the goodwill is deductible for tax purposes. The fair value of the core technologies was based on the discounted cash flow method that estimated the present value of the hypothetical royalty/milestone streams derived from the licensing of the related technologies. These projected cash flows were discounted to present value using a discount rate of 34.0%. The fair value of the core technology is being amortized on a straight-line basis over the weighted average estimated useful life of approximately nine years.

Crystal Acquisition

On October 6, 2017, we acquired all of the assets and liabilities of Crystal. Crystal is a biotechnology company focused in avian genetics and the generation of fully-human therapeutic engineering of animals for the generation of fully-human therapeutic antibodies through its OmniChicken® technology. Under the terms of the agreement, we were to pay Crystal selling shareholders $27.2 million in cash including a $2.2 million working capital adjustment, and up to an additional $10.5 million of cash consideration based on Crystal’s achievement of certain research and business milestones prior to December 31, 2019. In addition, Crystal’s selling shareholders will receive 10% of revenues realized by Ligand above $15 million between the closing date and December 31, 2022 from existing collaboration agreements between Crystal and three of its collaborators, and Crystal’s selling shareholders will receive 20% of revenues above $1.5 million generated between the closing date and December 31, 2022 pursuant to a fourth existing collaboration agreement with a large pharmaceutical company. As of December 31, 2019, $0.02 million of the initial $27.2 million of cash consideration remained outstanding.

At the closing of the acquisition, we recorded an $8.4 million contingent liability for amounts potentially due to Crystal shareholders. The initial fair value of the liability was determined using a probability weighted income approach incorporating the estimated future cash flows from potential milestones and revenue sharing. These cash flows were then discounted to present value using discount rates based on our estimated corporate credit rating, and averaged to approximately 4.6%. Refer to Note 5 Fair Value Measurement for further discussion. The liability has been periodically assessed based on events and circumstances related to the underlying milestones, and any changes in fair value are recorded in our consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different than the carrying amount of the liability. For additional information, see “Note (8), Balance Sheet Account Details.”

The final aggregate acquisition consideration was determined to be $35.7 million, consisting of (in thousands):

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

5. Fair Value Measurement

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
Level 1 - Observable inputs such as quoted prices in active markets
Level 2 - Inputs other than the quoted prices in active markets that are observable either directly or indirectly
Level 3 - Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions
The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

Fair Value Measurements at Reporting Date Using
December 31, 2019		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments (1)	$939,989	$3,073	$936,791	$125
Investment in Viking common stock	48,425	48,425	—	—
Investment in Viking warrants (2)	9,910	9,910	—	—
Total assets	$998,324	$61,408	$936,791	$125
Liabilities:
Contingent liabilities - Crystal (3)	$2,659	$—	$—	$2,659
Contingent liabilities - Cydex	348	—	—	348
Contingent liabilities - Metabasis (4)	5,935	—	5,935	—
Liability for amounts owed to a former licensor	75	75	—	—
Total liabilities	$9,017	$75	$5,935	$3,007

Fair Value Measurements at Reporting Date Using
December 31, 2018		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments (1)	$601,217	$1,326	$599,891	$—
Investment in Viking common stock	46,191	46,191	—	—
Investment in Viking warrants (2)	9,257	9,257	—	—
Total assets	$656,665	$56,774	$599,891	$—
Liabilities:
Contingent liabilities - Crystal (3)	$6,477	$—	$—	$6,477
Contingent liabilities - Cydex	514	—	—	514
Contingent liabilities - Metabasis (4)	5,551	—	5,551	—
Liability for amounts owed to a former licensor	199	199	—	—
Total liabilities	$12,741	$199	$5,551	$6,991

(1) Short-term investments in marketable debt and equity securities are classified as available-for-sale securities based on management's intentions and are at level 2 of the fair value hierarchy, as these investment securities are valued based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Short-term investments in mutual funds are valued at their net asset value (NAV) on the last day of the period. We have classified marketable securities with original maturities of greater than one year as short-term investments based upon our ability and intent to use any and all of those marketable securities to satisfy the liquidity needs of our current operations. In addition, we have investment in warrants resulting from Seelos milestone payments that were settled in shares during the first quarter of 2019 and are at level 3 of the fair value hierarchy, based on black scholes value estimated by management as of December 31, 2019.

(2) Investment in Viking warrants, which we received as a result of Viking’s partial repayment of the Viking note receivable and our purchase of Viking common stock and warrants in April 2016, is classified as level 1 as the fair value is determined using quoted market prices in active markets for the same securities. The change of the fair value is recorded in “Gain (loss) from Viking” in our consolidated statement of operations. See further discussion in “Note (3), Investment in Viking.”

(3) The fair value of Crystal contingent liabilities was determined using a probability weighted income approach. Most of the contingent payments are based on development or regulatory milestones as defined in the merger agreement with Crystal. The fair value is subjective and is affected by changes in inputs to the valuation model including management’s estimates regarding the timing and probability of achievement of certain developmental and regulatory milestones. During the twelve months ended December 31, 2019, we paid $3.0 million contingent liability on development milestones to former Crystal shareholders. At December 31, 2019, $1.8 million of the development and regulatory milestones were considered to be achieved and will be paid to former Crystal shareholders during the first half of 2020.

(4) In connection with our acquisition of Metabasis in January 2010, we issued Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by us from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The liability for the CVRs is determined using quoted prices in a market that is not active for the underlying CVR. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially differ than the carrying amount of the liability. Several of the Metabasis drug development programs have been outlicensed to Viking, including VK2809. VK2809 is a novel selective TR-β agonist with potential in multiple indications, including hypercholesterolemia, dyslipidemia, NASH, and X-ALD. Under the terms of the agreement with Viking, we may be entitled to up to $375.0 million of development, regulatory and commercial milestones and tiered royalties on potential future sales including a $10.0 million payment upon initiation of a Phase 3 clinical trial. Another Metabasis drug development program, RVT-1502, has been outlicensed to Metavant. RVT-1502 is a novel, orally-bioavailable, small molecule, glucagon receptor antagonist or “GRA.”

A reconciliation of the level 3 financial instruments as of December 31, 2019 is as follows (in thousands):

Liabilities
Fair value of level 3 financial instruments as of December 31, 2018	$6,991
Payments to CVR holders and other contingency payments	(3,050)
Fair value adjustments to contingent liabilities	(934)
Fair value of level 3 financial instruments as of December 31, 2019	$3,007

Assets Measured on a Non-Recurring Basis

We apply fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to our goodwill, indefinite-lived intangible assets, and long-lived assets.

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

Other than a reduction in the value of our Selexis commercial license right disclosed in “Note (1), Basis of Presentation and Summary of Significant Accounting Policies - Commercial license and other economic rights” and a GRA intangible asset, there were no impairment of our goodwill, indefinite-lived assets, or long-lived assets recorded during the twelve months ended December 31, 2019.

Fair Value of Financial Instruments

In August 2014 and May 2018, we issued the 2019 Notes and 2023 Notes, respectively. We use quoted market rates in an inactive market, which are classified as a Level 2 input, to estimate the current fair value of our 2019 and 2023 Notes. The carrying value of the notes does not reflect the market rate. See “Note (7), Convertible Senior Notes” for additional information related to the fair value.

6. Leases

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

Operating Lease Assets and Liabilities (in thousands):

	December 31, 2019	Balance Sheet Classification
Lease assets	$10,353	Operating lease right-of-use assets

Current lease liabilities	$(1,242)	Accrued liabilities
Non-current lease liabilities	(9,970)	Long-term operating lease liabilities
Total lease liabilities	$(11,212)

During the twelve months ended December 31, 2019, we entered into several new lease agreements including our San Diego headquarter expansion, opening new Las Vegas office and a new United Kingdom office lease, which resulted an increase in lease assets and liabilities of $6.1 million and $6.0 million, respectively.

Maturity of Operating Lease Liabilities (in thousands):

Maturity Dates	December 31, 2019
2020	$1,914
2021	2,221
2022	2,261
2023	1,988
2024	1,989
Thereafter	3,493
Total lease payments	13,866
Less imputed interest	(2,654)
Present value of lease liabilities	$11,212

As of December 31, 2019, our operating leases have a weighted-average remaining lease term of 6 years and a weighted-average discount rate of 6%. Cash paid for amounts included in the measurement of operating lease liabilities was $1.8 million for the twelve months ended December 31, 2019. Operating lease expense was $2.1 million (net of sublease income of $0.7 million) for the twelve months ended December 31, 2019, respectively.

7. Convertible Senior Notes

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

On August 15, 2019, the 2019 Notes maturity date, we paid the noteholders the remaining $26.3 million principal amount and $11.9 million bond premium, which was classified as a derivative liability, in cash. We recorded the decrease in fair value of the derivative liability of $11.0 million in other expense, net, in our consolidated statements of operations for the twelve months ended December 31, 2019.
Convertible Bond Hedge and Warrant Transactions

In August 2014, we entered into convertible bond hedges and sold warrants covering 3,264,643 shares of our common stock to minimize the impact of potential dilution to our common stock and/or offset the cash payments we were required to make in excess of the principal amount upon conversion of the 2019 Notes.

The convertible bond hedges had an exercise price of $75.05 per share and are exercisable when and if the 2019 Notes were converted. If upon conversion of the 2019 Notes, the price of our common stock was above the exercise price of the convertible bond hedges, the counterparties would have delivered shares of common stock and/or cash with an aggregate value approximately equal to the difference between the price of common stock at the conversion date and the exercise price, multiplied by the number of shares of common stock related to the convertible bond hedge transaction being exercised. The convertible bond hedges and warrants described below were separate transactions entered into by us and were not part of the terms of the 2019 Notes. Holders of the 2019 Notes and warrants did not have any rights with respect to the convertible bond hedges. We paid $48.1 million for these convertible bond hedges and recorded the amount as a reduction to additional paid-in capital.

As a result of the irrevocable cash election, conversion notices received relating to the 2019 Notes after May 22, 2018 must be fully settled in cash and amounts paid in excess of the principal amount would be offset by an equal receipt of cash under the convertible bond hedge. We have accounted for the bond hedge as a derivative asset and market it to market at the end of each reporting period. We reclassified from equity to derivative asset the remaining bond hedge fair value of $340.0 million and marked it to market as of December 31, 2018 to $22.6 million with the resulting $119.4 million increase, net of $471.2 million in payments received, reflected in other expense, net, in our consolidated statements of operations for the twelve months ended December 31, 2018. Upon the 2019 Notes payoff on August 15, 2019, the bond hedge was settled, with the remaining $10.2 million fair value decrease reflected in other expense, net, in our consolidated statement of operations for the twelve months ended December 31, 2019.

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

In November 2018, we modified agreements with one of the bond hedge counterparties to cash settle a total of 525,000 warrants. As the modifications required the warrants to be cash settled, the fair value of the warrants was reclassified from stockholders’ equity to a derivative liability on the modification dates, resulting in a $28.3 million deduction to additional paid-in-capital during 2018. We settled these repurchases for total consideration of $30.1 million and recorded a $1.8 million loss during 2018 on the change in the fair value of the derivative liabilities between their modification and settlement dates, which was included in other expense, net in the consolidated statement of operations for the twelve months ended December 31, 2018. As of December 31, 2019 and 2018, 1,890,359 and 2,739,643 warrants remain outstanding, respectively.

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

At the May 22, 2018 issuance date of the 2023 Notes, we did not have the necessary number of authorized but unissued shares of our common stock available to settle the conversion option of the 2023 Notes in shares. Therefore, in accordance with guidance found in ASC 815-15 – Embedded Derivatives, the conversion option of the Notes was deemed an embedded derivative requiring bifurcation from the 2023 Notes (host contract) and separate accounting as a derivative liability. The fair value of the conversion option derivative liability at May 22, 2018 was $144.0 million, which was recorded as a reduction to the carrying value of the debt. This debt discount is amortized to interest expense over the term of the debt using the effective interest method. Up to the date in which we received shareholder approval on June 19, 2018 to increase the authorized number of shares of our common stock, the conversion option was accounted for as a liability with the resulting change in fair value of $13.5 million during that period reflected in other expense, net, in our consolidated statements of operations for the twelve months ended December 31, 2018. As of December 31, 2019, the debt discount remains and continues to be amortized to interest expense.

The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $248.48. As of December 31, 2019, the “if-converted value” did not exceed the principal amount of the 2023 Notes.

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

The following table summarizes information about the equity and liability components of the 2019 Notes and 2023 Notes (in thousands).

	December 31, 2019	December 31, 2018
Principle amount of 2019 Notes outstanding	$—	$27,326
Unamortized discount (including unamortized debt issuance cost)	—	(893)
Total current portion of notes payable	$—	$26,433

Principle amount of 2023 Notes outstanding	$750,000	$750,000
Unamortized discount (including unamortized debt issuance cost)	(111,041)	(140,136)
Total long-term portion of notes payable	$638,959	$609,864
Carrying value of equity component of 2023 Notes	$101,422	$127,997
Fair value of convertible senior notes outstanding (Level 2)	$647,280	$713,533

As of December 31, 2019, there were no events of default or violation of any covenants under our financing obligations.
8. Balance Sheet Account Details

Short-term Investments
The following table summarizes the various investment categories at December 31, 2019 and 2018 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2019
Short-term investments
Bank deposits	$411,690	$188	$(3)	$411,875
Corporate bonds	63,818	161	—	63,979
Corporate equity securities	4,506	416	(1,850)	3,072
Commercial paper	210,525	43	(16)	210,552
Warrants	—	125	—	125
Mutual fund	250,635	—	(249)	250,386
	$941,174	$933	$(2,118)	$939,989
December 31, 2018
Short-term investments
Bank deposits	$311,066	$26	$(29)	$311,063
Corporate bonds	53,223	1	(45)	53,179
Corporate equity securities	135	1,191	—	1,326
Commercial paper	225,731	8	(76)	225,663
U.S. Government bonds	7,982	—	(9)	7,973
Municipal bonds	2,017	—	(4)	2,013
	$600,154	$1,226	$(163)	$601,217

Property and equipment are stated at cost and consists of the following (in thousands):

	December 31,
	2019	2018
Lab and office equipment	$6,307	$4,183
Leasehold improvements	2,729	2,418
Computer equipment and software	999	936
	10,035	7,537
Less accumulated depreciation and amortization	(2,850)	(2,165)
	$7,185	$5,372

Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets which range from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter. Depreciation expense of $1.5 million, $0.9 million, and $0.4 million was recognized for the twelve months ended ended December 31, 2019, 2018, and 2017, respectively, and was included in operating expenses.

Goodwill and identifiable intangible assets consist of the following (in thousands):

	As of December 31,
	2019	2018
Indefinite lived intangible assets
Goodwill	$95,229	$86,646
Definite lived intangible assets
Complete technology	242,813	235,413
Less: Accumulated amortization(1)	(50,203)	(35,070)
Trade name	2,642	2,642
Less: Accumulated amortization	(1,180)	(1,048)
Customer relationships	29,600	29,600
Less: Accumulated amortization	(13,224)	(11,744)
Total goodwill and other identifiable intangible assets, net	$305,677	$306,439
(1) Accumulated amortization for complete technology includes immaterial amount of foreign currency translation adjustments for the complete technology acquired from the Vernalis acquisition.

Amortization of finite lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of 20 years. Amortization expense of $16.9 million, $15.8 million, and $12.1 million was recognized for the years ended December 31, 2019 and 2018, and 2017, respectively. Estimated amortization expense for the years ending December 31, 2020 through 2024 is $14.1 million per year. For each of the years ended December 31, 2019, 2018, and 2017, there was no material impairment of intangible assets with finite lives.

Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Compensation	$1,986	$4,045
Legal	1,135	942
Amounts owed to former licensees	381	428
Royalties owed to third parties	—	1,025
Payments due to broker for share repurchases	—	4,613
Return reserve	3,027	3,590
Restructuring	—	1,093
Current operating lease liabilities	1,242	—
Other	2,065	3,464
	$9,836	$19,200

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

In connection with the acquisition of Crystal in October 2017, we entered into contingent liabilities based on achievement of certain research and business milestones as well as certain revenue goal. See “Note (4), Business Combinations” for more information.

The following table summarizes rollfoward of contingent liabilities as of December 2019 and 2018 (in thousands):

	December 31, 2017	Payments	Fair Value Adjustment	December 31, 2018	Payments	Fair Value Adjustment	Repurchases	December 31, 2019
Cydex	$1,589	$(25)	$(1,050)	$514	$(50)	$(116)	$—	$348
Metabasis	3,971	(3,860)	5,440	5,551	—	904	(520)	5,935
Crystal	8,401	(1,000)	(924)	6,477	(3,000)	(818)	—	2,659
Total	$13,961	$(4,885)	$3,466	$12,542	$(3,050)	$(30)	$(520)	$8,942

9. Stockholders’ Equity

Share-based Compensation Expense

The following table summarizes share-based compensation expense (in thousands):

	December 31,
	2019	2018	2017
Share-based compensation expense as a component of:
Research and development expenses	$9,641	$8,352	$14,235
General and administrative expenses	14,874	12,494	10,680
	$24,515	$20,846	$24,915

Stock Plans

In June 2019, our 2002 Stock Incentive Plan was amended to increase the number of shares available for issuance by 0.8 million shares. As of December 31, 2019, there were 0.9 million shares available for future option grants or direct issuance under the Amended 2002 Plan.
Following is a summary of our stock option plan activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Balance at December 31, 2018	1,736,304	$66.71	5.47	$125,858
Granted	338,617	$116.69
Exercised	(112,011)	$23.65
Forfeited	(6,531)	$139.37
Balance at December 31, 2019	1,956,379	$77.54	5.45	72,002
Exercisable at December 31, 2019	1,454,726	$61.82	4.42	70,345
Options vested and expected to vest as of December 31, 2019	1,956,379	$77.54	5.45	$72,002

The weighted-average grant-date fair value of all stock options granted during 2019, 2018 and 2017 was $48.65, $58.85 and $53.17 per share, respectively. The total intrinsic value of all options exercised during 2019, 2018 and 2017 was approximately $10.4 million, $51.9 million and $13.3 million, respectively.

Cash received from options exercised, net of fees paid, in 2019, 2018 and 2017 was $2.6 million, $19.8 million and $4.7 million, respectively.
Following is a further breakdown of the options outstanding as of December 31, 2019:

Range of exercise prices	Options outstanding	Weighted average remaining life in years	Weighted average exercise price	Options exercisable	Weighted average exercise price
$9.96 - $12.81	195,148	1.01	$10.25	195,148	$10.25
$14.47	212,116	2.11	$14.47	198,116	$14.47
$21.92	195,955	3.13	$21.92	195,955	$21.92
$32.00 - $74.42	374,059	4.43	$63.72	374,059	$63.72
$85.79 - $100.38	301,459	6.66	$93.41	239,220	$92.25
$101.15 - $113.76	98,112	7.98	$109.91	46,066	$107.65
$117.97	272,687	9.12	$117.97	56,830	$117.97
$119.30 - $159.01	282,475	8.01	$151.55	129,541	$149.80
$159.81 - $171.28	7,050	8.52	$166.40	2,473	$164.90
$195.91	17,318	8.47	$195.91	17,318	$195.91
	1,956,379	5.45	$77.54	1,454,726	$61.82

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average grant date fair value per share of options granted:

Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	1.4%-2.6%	2.7%-3.0%	2.0%-2.2%
Expected volatility	40%-49%	33%-36%	43%-47%
Expected term	4.6 to 5.9 years	5.1 to 5.8 years	6.5 to 6.8 years

As of December 31, 2019, there was $23.2 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 2.4 years.
Restricted Stock Activity
The following is a summary of our restricted stock activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2018	132,273	$130.63
Granted	118,498	$115.90
Vested	(102,846)	$121.55
Forfeited	(666)	$134.36
Outstanding at December 31, 2019	147,259	$125.11
As of December 31, 2019, unrecognized compensation cost related to non-vested stock awards amounted to $11.2 million. That cost is expected to be recognized over a weighted average period of 1.5 years.

Employee Stock Purchase Plan

As of December 31, 2019, 59,263 shares of our common stock are available for future issuance under the Amended Employee Stock Purchase Plan, or ESPP. The ESPP permits eligible employees to purchase up to 1,250 shares of Ligand common stock per calendar year at a discount through payroll deductions. The price at which stock is purchased under the ESPP is equal to

85% of the fair market value of the common stock on the first of a six month offering period or purchase date, whichever is lower. There were 4,745, 3,386 and 3,061 shares issued under the ESPP in 2019, 2018 and 2017, respectively.

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

On September 11, 2019, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $500.0 million of our common stock from time to time over the next three years. We expect to acquire shares primarily through open-market transactions and have entered into a Rule 10b5-1 trading plan, and may enter into additional Rule 10b5-1 trading plans in the future, to facilitate open-market repurchases. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Our prior $350.0 million stock repurchase program mentioned above was terminated in connection with the approval of the new stock repurchase program. Authorization to repurchase $326.8 million of our common stock remained available as of December 31, 2019.

During the twelve months ended December 31, 2019, 2018 and 2017, we repurchased 4,122,133 shares for $448.4 million, 782,248 shares for $127.5 million, and 14,000 shares for $2.0 million, respectively.

10. Commitment and Contingencies: Legal Proceedings

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

On July 27, 2018, AG Oncon, LLC, AG Ofcon, Ltd., Calamos Market Neutral Income Fund, Capital Ventures International, Citadel Equity Fund Ltd., Opti Opportunity Master Fund, Polygon Convertible Opportunity Master Fund, Wolverine Flagship Fund Trading Limited, as plaintiffs, filed a complaint in the Court of Chancery of the State of Delaware (AG Oncon, LLC v. Ligand Pharmaceuticals Inc.) alleging claims for violation of the Trust Indenture Act, breach of contract, and others against us. On May 24, 2019, the Court granted our motion to dismiss and the Delaware Supreme Court subsequently affirmed the decision of the Court of Chancery dismissing this case with prejudice.

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

On April 9, 2019, CyDex received a Paragraph IV certification Notice Letter from Alembic Global Holdings SA (“Alembic”) stating that Alembic had submitted an ANDA to the FDA, seeking approval to manufacture, offer to sell, and sell a generic version of EVOMELA® prior to the expiration of any of the ’077 patent; the ’088 patent, the ’582 patent, or U.S. Patent No. 10,040,872 (“the ’872 patent”), and alleging that these patents, each of which relates to Captisol®, are invalid, unenforceable, and/or would not be infringed by Alembic’s ANDA product. On May 23, 2019, CyDex filed a complaint against Alembic, Alembic Pharmaceuticals, Ltd., and Alembic Pharmaceuticals, Inc. in the U.S. District Court for the District of Delaware, asserting that the filing of Alembic’s ANDA constitutes infringement of each of the ’088 patent and the ’582 patent. On July

29, 2019, Alembic filed an answer and counterclaims seeking declarations of non-infringement and invalidity as to each of the asserted patents and, on August 19, 2019, CyDex filed an answer to Alembic’s counterclaims. On December 16, 2019, the Court entered a Scheduling Order, setting October 2, 2020, as the fact discovery cut off, March 5, 2021, as the close of expect discovery, and May 17, 2021, as the first day of a five to six day bench trial.

On September 16, 2019, CyDex received a Paragraph IV certification Notice Letter from Lupin Ltd. (“Lupin”) stating that Lupin had submitted an ANDA to the FDA, seeking approval to manufacture, offer to sell, and sell a generic version of EVOMELA® prior to the expiration of any of the ’077 patent; the ’088 patent, the ’582 patent, or the ’872 patent, and alleging that these patents, each of which relates to Captisol®, are invalid, unenforceable, and/or would not be infringed by Lupin’s ANDA product. CyDex filed a complaint on October 29, 2019, alleging patent infringement against Lupin. Lupin filed an answer on December 11, 2019 and counterclaimed for declaratory judgments of invalidity and non-infringement as to all four patents and CyDex filed its answer to Lupin's counterclaims on January 2, 2020.

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
11. Income Taxes

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

The components of the income tax expense (benefit) for continuing operations are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current expense (benefit):
Federal	$89,471	$—	$—
State	3,103	424	111
Foreign	(66)	(158)	261
	92,508	266	372
Deferred expense (benefit):
Federal	74,627	29,928	44,075
State	202	(185)	228
	$167,337	$30,009	$44,675

A reconciliation of income tax expense (benefit) from continuing operations to the amount computed by applying the statutory federal income tax rate to the net income (loss) from continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax at federal statutory rate	$167,294	$36,400	$20,031
State, net of federal benefit	2,466	1,635	622
Contingent liabilities	18	948	903
Share-based compensation	(819)	(8,131)	(4,019)
FDII	(402)	—	—
Research and development credits	(879)	(2,758)	(2,821)
Change in uncertain tax positions	441	858	1,308
Rate change for changes in federal or state law	(210)	178	32,429
Change in valuation allowance	(1,193)	(4,225)	(4,169)
Expired NOLs and credits	—	3,054	—
Change in derivatives	—	615	—
Other	621	1,435	391
	$167,337	$30,009	$44,675

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. Significant components of our deferred tax assets and liabilities as of December 31, 2019 and 2018 are shown below. We assess the positive and negative evidence to determine if sufficient future taxable income will be generated to use the existing deferred tax assets. Our evaluation of evidence resulted in management concluding that the majority of our deferred tax assets will be realized. However, we maintain a valuation allowance to offset certain net deferred tax assets as management believes realization of such assets are uncertain as of December 31, 2019, 2018 and 2017. The valuation allowance increased $136.9 million in 2019, decreased $2.5 million in 2018 and decreased $8.4 million in 2017.

We offset all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and present them on our consolidated balance sheet as a non-current deferred income tax asset or liability (as applicable). Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$150,727	$57,181
Research credit carryforwards	14,843	31,101
Fixed assets and intangibles	419	1,637
Accrued expenses	171	657
Deferred revenue	—	957
Other	17,960	11,430
	184,120	102,963
Valuation allowance for deferred tax assets	(141,338)	(4,476)
Net deferred tax assets	$42,782	$98,487

Deferred tax liabilities:
Retrophin fair value adjustment	(18)	(179)
Convertible debt	—	(2,905)
Identified intangibles	(41,664)	(44,643)
Identified indefinite lived intangibles	(1,040)	(1,759)
Investment in Viking	(2,937)	(2,480)
Deferred revenue	(3,488)	—
Other	(964)	—
Net deferred tax liabilities	$(50,111)	$(51,966)

Deferred income taxes, net	$(7,329)	$46,521

As of December 31, 2019, we had federal net operating loss carryforwards set to expire through 2037 of $31.5 million and $119.1 million of state net operating loss carryforwards that begin to expire in 2028. We also have $0.6 million of federal research and development credit carryforwards, which expire through 2038. We have $22.9 million of California research and development credit carryforwards that have no expiration date. In addition, we have approximately $713.8 million of non-U.S. net operating loss carryovers and approximately $14.6 million of non-U.S. capital loss carryovers that have no expiration date. We have a full valuation allowance against these non-U.S. tax attributes.

Pursuant to Section 382 and 383 of the Internal Revenue Code of 1986, as amended, utilization of our net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of December 31, 2019 are net of any previous limitations due to Section 382 and 383.
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
A reconciliation of the amount of unrecognized tax benefits at December 31, 2019, 2018 and 2017 is as follows (in thousands):

	December 31,
	2019	2018	2017
Balance at beginning of year	$30,289	$29,363	$38,770
Additions based on tax positions related to the current year	543	1,247	1067
Additions for tax positions of prior years	(54)	336	109
Reductions for tax positions of prior years	(2,042)	(657)	(10,583)
Balance at end of year	$28,736	$30,289	$29,363

Included in the balance of unrecognized tax benefits at December 31, 2019 is $27.1 million of tax benefits that, if recognized would impact the effective rate. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2019 and December 31, 2018, we recognized an immaterial amount of interest and penalties. We file income tax returns in the United States, various state jurisdictions, United Kingdom, and Canada with varying statutes of limitations. The federal statute of limitation remains open for the 2016 tax year to the present. The state income tax returns generally remain open for the 2015 tax year through the present. Net operating loss and research credit carryforwards arising prior to these years are also open to examination if and when utilized.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2019, we are no longer subject to state, local or foreign examinations by tax authorities for tax years before 2015 and we are no longer subject to U.S. federal income or payroll tax examinations for tax years before 2017. No tax returns are currently under examination by any tax authorities. Net operating loss and research credit carryforwards arising prior to these years are also open to examination if and when utilized. We believe our reserve for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years.
12. Summary of Unaudited Quarterly Financial Information

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results and cash flows of interim periods. Summarized quarterly data for 2019 and 2018 are as follows (in thousands, except per share amounts):

	First Quarter*	Second Quarter	Third Quarter	Fourth Quarter
2019
Total revenues	$43,484	$24,987	$24,808	$27,003
Total operating costs and expenses	29,738	29,117	29,966	37,182
Income tax (expense) benefit	(176,376)	3,609	4,620	810
Net income (loss)	666,337	(14,419)	(15,251)	(7,365)
Basic per share amounts:
Net income (loss)	$32.59	$(0.74)	$(0.81)	$(0.43)
Diluted per share amounts:
Net income (loss)	$31.32	$(0.74)	$(0.81)	$(0.43)

Weighted average shares—basic	20,447	19,558	18,770	17,243
Weighted average shares—diluted	21,277	19,558	18,770	17,243

*includes pre-tax gain from sale of Promacta license of $812,797.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Total revenues	$56,157	$90,043	$45,663	$59,590
Total operating costs and expenses	19,116	19,868	22,301	26,441
Income tax (expense) benefit	(10,033)	(22,419)	(11,864)	14,307
Net income (loss)	45,279	73,160	67,362	(42,482)
Basic per share amounts:
Net income (loss)	$2.13	$3.45	$3.19	$(2.02)
Diluted per share amounts:
Net income (loss)	$1.83	$2.99	$2.80	$(2.02)

Weighted average shares—basic	21,209	21,212	21,148	21,071
Weighted average shares—diluted	24,800	24,438	24,052	21,071

13. Subsequent Event

On February 11, 2020, we announced the signing of an agreement to acquire the core assets, partnered programs and ion channel technology from Icagen for $15 million in cash. Icagen will also be entitled to receive up to an additional $25 million of cash payments based on certain revenue achievements. The transaction is subject to certain closing conditions, including a vote of Icagen stockholders, and is expected to close in April 2020.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, and have concluded our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2019.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in the 2013 Internal Control-Integrated Framework. Based on our evaluation under the 2013 framework in Internal Control - Integrated Framework, management concluded that our internal controls over financial reporting were effective as of December 31, 2019.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2019.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ligand Pharmaceuticals Incorporated
Opinion on Internal Control Over Financial Reporting
We have audited Ligand Pharmaceuticals Incorporated’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ligand Pharmaceuticals Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
February 27, 2020

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
The other information under Item 10 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2019.

Item 11.	Executive Compensation
Item 11 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2019.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2019.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 13 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2019.

Item 14.	Principal Accountant Fees and Services
Item 14 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2019.

PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a) The following documents are included as part of this Annual Report on Form 10-K.
(1) Financial statements

(2) Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.
(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of December 17, 2015, by and among Ligand Pharmaceuticals Incorporated, Open Monoclonal Technology, Inc., OMT, LLC, Schrader 1 Acquisition, Inc., Schrader 2 Acquisition, Inc. and Fortis Advisors LLC	8-K	001-33093	December 18, 2015	2.1
2.2	Rule 2.7 Announcement issued by Ligand Holdings UK Ltd., dated August 9, 2018	8-K	001-33093	August 9, 2018	2.1
2.3	Asset Purchase Agreement, dated March 5, 2019, by and among Ligand Pharmaceuticals Incorporated and RPI Financial Trust	8-K	001-33093	March 5, 2019	2.1
3.1	Amended and Restated Certificate of Incorporation of the Company.	S-4	333-58823	July 9, 1998	3.1
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2000	10-K	0-20720	March 29, 2001	3.5
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 30, 2004	10-Q	0-20720	August 5, 2004	3.6
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated November 17, 2010	8-K	001-33093	November 19, 2010	3.1
3.5	Certificate of Amendment of the Amended and Restated Certification of Incorporation of the Company, dated June 19, 2018	S-8	333-233130	August 8, 2019	3.6
3.6	Third Amended and Restated Bylaws of the Company	8-K	001-33093	September 10, 2015	3.1
4.1	Specimen stock certificate for shares of the common stock of the Company	10-K	001-33093	March 1, 2018	4.1
4.2	Indenture, dated as of May 22, 2018, between the Company and Wilmington Trust, National Association, as trustee, including the form of 0.75% Convertible Senior Notes due 2023	8-K	001-33093	May 22, 2018	4.1
4.3	Description of Registered Securities					X
10.1#	2002 Stock Incentive Plan (as amended and restated through June 6, 2019)	DEF	001-33093	April 24, 2019	Appendix A

10.2#	2002 Employee Stock Purchase Plan (as amended and restated effective June 6, 2019)	DEF	001-33093	April 24, 2019	Appendix B
10.3#	Form of Stock Option Grant Notice and Stock Option Agreement under the Company’s 2002 Stock Incentive Plan	10-K	001-33093	February 24, 2014	10.5
10.4#	Form of Stock Issuance Agreement for non-employee directors under the Company’s 2002 Stock Incentive Plan	S-1	333-131029	January 13, 2006	10.289
10.5#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Company’s 2002 Stock Incentive Plan	10-K	001-33093	March 1, 2018	10.6
10.6#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Company’s 2002 Stock Incentive Plan - Performance-Based RSU Form	10-K	001-33093	March 1, 2018	10.7
10.7#	Form of Executive Officer Change in Control Severance Agreement	8-K	001-33093	August 22, 2007	10.1
10.8#	Amended and Restated Severance Plan, dated December 20, 2008	8-K	001-33093	December 24, 2008	10.2
10.9#	Amended and Restated Director Compensation and Stock Ownership Policy, effective March 28, 2019					X
10.10	TR Beta Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 28, 2010	10.2
10.11	Glucagon Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 28, 2010	10.3
10.12	General Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 28, 2010	10.4
10.13	Amendment of General Contingent Value Rights Agreement, dated January 26, 2011, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 31, 2011	10.1
10.14	Amendment of General Contingent Value Rights Agreement dated May 20, 2014 among the Company, Metabasis Therapeutics, Inc., David F. Hale and Computershare Inc.	8-K	001-33093	May 22, 2014	10.1
10.15	Amendment of TR Beta Contingent Value Rights Agreement dated May 20, 2014 among the Company, Metabasis Therapeutics, Inc., David F. Hale and Computershare, Inc.	8-K	001-33093	May 22, 2014	10.2
10.16†	Captisol® Supply Agreement, dated December 20, 2002, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited and Hovione International Limited	10-K	001-33093	March 3, 2011	10.1
10.17†	1st Amendment to Captisol® Supply Agreement, dated July 29, 2005, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited and Hovione International Limited	10-K	001-33093	March 3, 2011	10.101
10.18	2nd Amendment to Captisol® Supply Agreement, dated March 1, 2007, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited	10-K	001-33093	March 3, 2011	10.102
10.19†	3rd Amendment to Captisol® Supply Agreement, dated January 25, 2008, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited	10-K	001-33093	March 3, 2011	10.103
10.20†	4th Amendment to Captisol® Supply Agreement, dated September 28, 2009, among CyDex Pharmaceuticals, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited and Hovione International Limited	10-K	001-33093	March 3, 2011	10.104

10.21†	License Agreement, dated September 3, 1993, between CyDex L.C. and The University of Kansas	10-K	001-33093	March 3, 2011	10.105
10.22	First Amendment to License Agreement, dated August 4, 2004, between CyDex, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.106
10.23†	Second Amendment to License Agreement, dated August 4, 2004, between CyDex, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.107
10.24†	Acknowledgement Agreement, dated February 22, 2008, between CyDex, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.111
10.25†	Exclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.108
10.26†	Addendum to Nonexclusive License Agreement, dated December 11, 2001, between CyDex, Inc. and Pfizer, Inc.	10-K	001-33093	March 3, 2011	10.11
10.27†	Amendment to License Agreement, dated May 12, 2006, between CyDex, Inc. and Prism Pharmaceuticals, Inc.	10-K	001-33093	March 3, 2011	10.113
10.28†	Supply Agreement, dated March 5, 2007, between CyDex, Inc. and Prism Pharmaceuticals, Inc.	10-K	001-33093	March 3, 2011	10.114
10.29†	License and Supply Agreement, dated October 12, 2005, between CyDex Pharmaceuticals, Inc. and Proteolix, Inc.	10-K	000-28298	February 23, 2010	10.22
10.30†	Supply Agreement, dated June 13, 2011 by and between CyDex Pharmaceuticals, Inc. and Merck Sharp & Dohme Corporation	10-Q/A	001-33093	November 2, 2017	10.26
10.31†	License Agreement, by and between CyDex Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc., dated as of March 8, 2013	10-Q	001-33093	May 8, 2013	10.2
10.32†	Supply Agreement, by and between CyDex Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc., dated as of March 8, 2013	10-Q	001-33093	May 8, 2013	10.3
10.33†	Royalty Stream and Milestone Payments Purchase Agreement, dated April 29, 2013, between the Company and Selexis S.A.	10-Q	001-33093	August 1, 2013	10.2
10.34†	Master License Agreement dated May 21, 2014 among the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.	10-Q	001-33093	August 5, 2014	10.2
10.35	Letter Agreement, dated as of August 12, 2014, between Bank of America, N.A. and the Company regarding the Base Issuer Warrant Transaction	8-K	001-33093	August 18, 2014	10.2
10.36	Letter Agreement, dated as of August 12, 2014, between Deutsche Bank AG, London Branch and the Company regarding the Base Issuer Warrant Transaction	8-K	001-33093	August 18, 2014	10.4
10.37	Letter Agreement, dated as of August 14, 2014, between Bank of America, N.A. and the Company regarding the Additional Issuer Warrant Transaction	8-K	001-33093	August 18, 2014	10.6
10.38	Letter Agreement, dated as of August 14, 2014, between Deutsche Bank AG, London Branch and the Company regarding the Additional Issuer Warrant Transaction	8-K	001-33093	August 18, 2014	10.8
10.39†	First Amendment to Master License Agreement dated September 6, 2014 among the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.	10-Q	001-33093	October 31, 2014	10.9
10.40†	Second Amendment to Master License Agreement, dated April 8, 2015, among the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.	10-Q	001-33093	August 5, 2015	10.1
10.41†	Development Funding and Royalties Agreement, dated December 13, 2018, by and between Ligand Pharmaceuticals Incorporated and Palvella Therapeutics, Inc.	10-K	001-33093	February 28, 2019	10.48

10.42†	Sublicense Agreement between the Company, Pharmacopeia, Inc. and Retrophin LLC dated as of February 16, 2012, as amended through Amendment No. 5 to Sublicense Agreement, dated March 20, 2018.					X
10.43†	Lease, dated November 3, 2015, between the Company and 3911/3931 SVB, LLC	8-K	001-33093	November 10, 2015	10.1
10.44†	Interest Purchase Agreement, dated May 3, 2016, between the Company and CorMatrix Cardiovascular, Inc.	8-K/A	001-33093	May 9, 2016	10.1
10.45	Amended and Restated Interest Purchase Agreement, dated May 31, 2017, between the Company and CorMatrix Cardiovascular, Inc.	10-Q	001-033093	August 9, 2017	10.2
10.46	License Agreement, dated March 5, 2018, between the Company and Roivant Sciences GmbH	10-Q	001-33093	May 9, 2018	10.2
10.47	Letter Agreement, dated as of May 17, 2018, between Barclays Capital Inc. and the Company regarding the Base Convertible Note Hedge Transaction	8-K	001-00393	May 22, 2018	10.1
10.48	Letter Agreement, dated as of May 17, 2018, between Barclays Capital Inc. and the Company regarding the Base Warrant Transaction	8-K	001-00393	May 22, 2018	10.2
10.49	Letter Agreement, dated as of May 17, 2018, between Deutsche Bank AG and the Company regarding the Base Convertible Note Hedge Transaction	8-K	001-00393	May 22, 2018	10.3
10.50	Letter Agreement, dated as of May 17, 2018, between Deutsche Bank AG and the Company regarding the Base Warrant Transaction	8-K	001-00393	May 22, 2018	10.4
10.51	Letter Agreement, dated as of May 17, 2018, between Goldman Sachs & Co. LLC and the Company regarding the Base Convertible Note Hedge Transaction	8-K	001-00393	May 22, 2018	10.5
10.52	Letter Agreement, dated as of May 17, 2018, between Goldman Sachs & Co. LLC and the Company regarding the Base Warrant Transaction	8-K	001-00393	May 22, 2018	10.6
10.53	Letter Agreement, dated as of May 18, 2018, between Barclays Capital Inc. and the Company regarding the Additional Convertible Note Hedge Transaction	8-K	001-00393	May 22, 2018	10.7
10.54	Letter Agreement, dated as of May 18, 2018, between Barclays Capital Inc. and the Company regarding the Additional Warrant Transaction	8-K	001-00393	May 22, 2018	10.8
10.55	Letter Agreement, dated as of May 18, 2018, between Deutsche Bank AG and the Company regarding the Additional Convertible Note Hedge Transaction	8-K	001-00393	May 22, 2018	10.9
10.56	Letter Agreement, dated as of May 18, 2018, between Deutsche Bank AG and the Company regarding the Additional Warrant Transaction	8-K	001-00393	May 22, 2018	10.10
10.57	Letter Agreement, dated as of May 18, 2018, between Goldman Sachs & Co. LLC and the Company regarding the Additional Convertible Note Hedge Transaction	8-K	001-00393	May 22, 2018	10.11
10.58	Letter Agreement, dated as of May 18, 2018, between Goldman Sachs & Co. LLC and the Company regarding the Additional Warrant Transaction	8-K	001-00393	May 22, 2018	10.12
10.59†	Platform License Agreement, dated March 23, 2015, by and between Open Monoclonal Technology, Inc. and WuXi AppTec Biopharmaceuticals Co., Ltd.	10-Q	001-33093	August 8, 2018	10.13

10.60†	Amendment Number 1 to Platform License Agreement, dated June 11, 2017, by and between Open Monoclonal Technology, Inc. and WuXi Biologics (Hong Kong) Limited (as successor-in-interest to WuXi AppTec Biopharmaceuticals Co., Ltd.)	10-Q	001-33093	August 8, 2018	10.14
10.61†	Amendment Number 2 to Platform License Agreement, dated June 25, 2018, by and between Open Monoclonal Technology, Inc. and WuXi Biologics Ireland Limited (as successor-in-interest to WuXi Biologics (Hong Kong) Limited).	10-Q	001-33093	August 8, 2018	10.15
10.62#	Form of Indemnification Agreement between the Company and each of its directors	10-K	001-33093	March 1, 2018	10.60
10.63#	Form of Indemnification Agreement between the Company and each of its officers	10-K	001-33093	March 1, 2018	10.60
10.64†	Addendum, dated May 22, 2019, by and among Ligand Pharmaceuticals Incorporated, CyDex Pharmaceuticals, Inc., and Acrotech Biopharma LLC (as successor-in-interest to Spectrum Pharmaceuticals, Inc.), to that certain License Agreement between Ligand Pharmaceuticals Incorporated and Spectrum Pharmaceuticals, Inc., dated March 8, 2013	10-Q	001-33093	August 8, 2019	10.1
21.1	Subsidiaries of the Company					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.					X
104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL and contained in Exhibit 101.					X

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
Date: February 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN L. HIGGINS	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
John L. Higgins

/s/ MATTHEW KORENBERG	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020
Matthew Korenberg

/s/ JOHN W. KOZARICH	Director and Chairman of the Board	February 27, 2020
John W. Kozarich

/s/ JASON M. ARYEH	Director	February 27, 2020
Jason M. Aryeh

/s/ SARAH BOYCE	Director	February 27, 2020
Sarah Boyce

/s/ TODD C. DAVIS	Director	February 27, 2020
Todd C. Davis

/s/ NANCY R. GRAY	Director	February 27, 2020
Nancy R. Gray

/s/ JOHN L. LAMATTINA	Director	February 27, 2020
John L. LaMattina

/s/ SUNIL PATEL	Director	February 27, 2020
Sunil Patel

/s/ STEPHEN L. SABBA	Director	February 27, 2020
Stephen L. Sabba