Form 10-Q
period 2020-03-31
LIGAND PHARMACEUTICALS INC
filed 2020-05-08
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2020, the registrant had 16,049,703 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2019 Annual Report	Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020
2019 Notes	$245.0 million aggregate principal amount of convertible senior unsecured notes due 2019
2023 Notes	$750.0 million aggregate principal amount of convertible senior unsecured notes due 2023
Ab Initio	Ab Initio Biotherapeutics, Inc.
Abvivo	Abvivo, LLC
Acrotech Biopharma	Acrotech Biopharma, LLC
Amgen	Amgen, Inc.
ANDA	Abbreviated New Drug Application
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Aziyo	Aziyo Med, LLC
CE	Captisol-enabled
CEO	Chief Executive Officer
cGMP	current Good Manufacturing Practices
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
COPD	Chronic obstructive pulmonary disease
CorMatrix	CorMatrix Cardiovascular, Inc.
CVR	Contingent value right
Crystal	Crystal Bioscience, Inc.
CStone Pharmaceuticals	CStone Pharmaceuticals (Suzhou) Co., Ltd.
CyDex	CyDex Pharmaceuticals, Inc.
Dianomi Therapeutics	Dianomi Therapeutics, Inc.
ESPP	Employee Stock Purchase Plan, as amended and restated
EUA	Emergency Use Authorization
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
GAAP	Generally accepted accounting principles in the United States
Glucagon CVR	The contingent value right issued pursuant to the Glucagan CVR Agreement, dated January 10, 2010 by and between the Company, Meatabasis and the other parties named therein
Gilead	Gilead Sciences, Inc.
GPCR	G-protein coupled receptor
GRA	Glucagon receptor antagonist
Icagen	Icagen, Inc.
IPR&D	In-process Research and Development
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
Metabasis	Metabasis Therapeutics, Inc.
NDA	New Drug Application
Nucorion Pharmaceuticals	Nucorion Pharmaceuticals, Inc.
Opthea	Opthea Limited
OTTI	Other-than-temporary impairment
PFS	Progression-free Survival
Pfizer	Pfizer Inc.
Q1 2019	The Company's fiscal quarter ended March 31, 2019
Q1 2020	The Company's fiscal quarter ended March 31, 2020
Roivant	Roivant Sciences GmbH
Roivant License Agreement	License Agreement, dated March 5, 2018, between Ligand and Roivant
Retrophin	Retrophin, Inc.
SEC	Securities and Exchange Commission
Selexis	Selexis, SA
sNDA	Supplemental New Drug Application
Teva	Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Industries Ltd. and Actavis, LLC, collectively
Vernalis	Vernalis plc
Viking	Viking Therapeutics, Inc.

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$117,527	$71,543
Short-term investments	621,284	939,989
Investment in Viking	32,879	58,335
Accounts receivable, net	39,506	30,387
Inventory	7,320	7,296
Income taxes receivable	7,271	11,361
Other current assets	4,940	4,734
Total current assets	830,727	1,123,645
Deferred income taxes, net	26,358	25,608
Intangible assets, net	206,520	210,448
Goodwill	94,341	95,229
Commercial license and other economic rights, net	10,381	20,090
Property and equipment, net	6,690	7,185
Operating lease right-of-use assets	9,630	10,353
Other assets	1,270	2,357
Total assets	$1,185,917	$1,494,915
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,365	$2,420
Accrued liabilities	11,848	9,836
Current contingent liabilities	871	2,607
Deferred revenue	4,354	2,139
Total current liabilities	20,438	17,002
2023 convertible senior notes, net	444,432	638,959
Long-term contingent liabilities	5,811	6,335
Deferred income taxes, net	21,769	32,937
Long-term operating lease liabilities	9,231	9,970
Other long-term liabilities	22,340	22,480
Total liabilities	524,021	727,683
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 16,050 and 16,823 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	16	17
Additional paid-in capital	295,940	367,326
Accumulated other comprehensive loss	(4,867)	(216)
Retained earnings	370,807	400,105
Total stockholders' equity	661,896	767,232
Total liabilities and stockholders' equity	$1,185,917	$1,494,915

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2020	2019
Revenues:
Royalties	$6,565	$19,538
Captisol	21,109	8,959
Service revenue	3,357	3,883
Contract revenue	2,130	11,104
Total revenues	33,161	43,484
Operating costs and expenses:
Cost of Captisol	4,683	3,858
Amortization of intangibles	3,535	3,503
Research and development	11,891	11,289
General and administrative	9,264	11,088
Total operating costs and expenses	29,373	29,738
Gain from sale of Promacta license	—	812,797
Income from operations	3,788	826,543
Other income (expense):
Gain (loss) from Viking	(25,457)	17,293
Interest income	4,730	5,909
Interest expense	(8,548)	(8,906)
Other expense, net	(4,928)	1,874
Total other income (loss), net	(34,203)	16,170
Income (loss) before income taxes	(30,415)	842,713
Income tax benefit (expense)	6,284	(176,376)
Net income (loss)	$(24,131)	$666,337

Basic net income (loss) per share	$(1.46)	$32.59
Shares used in basic per share calculations	16,529	20,447

Diluted net income (loss) per share	$(1.46)	$31.32
Shares used in diluted per share calculations	16,529	21,277

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2020	2019
Net income (loss):	$(24,131)	$666,337
Unrealized net gain (loss) on available-for-sale securities, net of tax	(2,772)	230
Foreign currency translation	(1,879)	291
Comprehensive income (loss)	$(28,782)	$666,858

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at January 1, 2020	16,823	$17	$367,326	$(216)	$400,105	$767,232
Issuance of common stock under employee stock compensation plans, net	105	—	(1,008)	—	—	(1,008)
Share-based compensation	—	—	5,653	—	—	5,653
Repurchase of common stock	(878)	(1)	(73,286)	—	—	(73,287)
Unrealized net loss on available-for-sale securities, net of deferred tax	—	—	—	(2,772)	—	(2,772)
Foreign currency translation adjustment	—	—	—	(1,879)	—	(1,879)
Reacquisition of equity due to 2023 debt extinguishment, net of tax	—	—	(2,745)	—	—	(2,745)
Cumulative-effect adjustment from adoption of ASU 2016-13, net of tax	—	—	—	—	(5,167)	(5,167)
Net loss	—	—	—	—	(24,131)	(24,131)
Balance at March 31, 2020	16,050	$16	$295,940	$(4,867)	$370,807	$661,896

	Common Stock		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders' equity
	Shares	Amount
Balance at January 1, 2019	20,765	$21	$791,114	$(1,024)	$(229,197)	$560,914
Issuance of common stock under employee stock compensation plans, net	135	—	(991)	—	—	(991)
Share-based compensation	—	—	5,347	—	—	5,347
Repurchase of common stock	(1,236)	(1)	(151,584)	—	—	(151,585)
Unrealized net gain on available-for-sale securities, net of deferred tax	—	—	—	230	—	230
Foreign currency translation adjustment	—	—	—	291	—	291
Other tax adjustments	—	—	(569)	—	—	(569)
Net income	—	—	—	—	666,337	666,337
Balance at March 31, 2019	19,664	$20	$643,317	$(503)	$437,140	$1,079,974

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(24,131)	$666,337
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain from sale of Promacta license	—	(812,797)
Change in estimated fair value of contingent liabilities	(372)	1,403
Depreciation and amortization of intangible assets	3,422	3,841
Amortization of premium (discount) on investments, net	830	(1,818)
Amortization of debt discount and issuance fees	7,203	7,446
Amortization of commercial license and other economic rights	2,958	2,437
Gain on debt extinguishment	(659)	—
Share-based compensation	5,653	5,347
Deferred income taxes	(10,419)	62,263
Loss (gain) from investment in Viking	25,456	(17,293)
Other	5,668	(6,160)
Changes in operating assets and liabilities:
Accounts receivable, net	(8,398)	29,235
Inventory	1,251	(2,823)
Accounts payable and accrued liabilities	2,114	(5,873)
Income tax receivable	4,081	113,997
Other	2,265	(284)
Net cash provided by operating activities	16,922	45,258

Cash flows from investing activities:
Proceeds from sale of Promacta license	—	812,797
Purchase of short-term investments	(167,374)	(1,047,767)
Proceeds from sale of short-term investments	179,431	341
Proceeds from maturity of short-term investments	297,005	332,647
Other	(526)	(3,241)
Net cash provided by investing activities	308,536	94,777

Cash flows from financing activities:
Repurchase of 2023 Notes	(203,210)	—
Net proceeds from stock option exercises and ESPP	421	1,904
Taxes paid related to net share settlement of equity awards	(1,429)	(2,895)
Share repurchase	(73,287)	(151,585)
Payments to CVR Holders	(1,800)	—
Net cash used in financing activities	(279,305)	(152,576)
Effect of exchange rate changes on cash	(169)	130
Net increase (decrease) in cash, cash equivalents and restricted cash	45,984	(12,411)
Cash, cash equivalents and restricted cash at beginning of period	72,273	119,780
Cash, cash equivalents and restricted cash at end of period	$118,257	$107,369

Supplemental disclosure of cash flow information:
Interest paid	$597	$102
Taxes paid	$—	$60
Restricted cash in other current assets	$730	$2,256

Supplemental schedule of non-cash activity:
Accrued fixed asset purchases	$63	$301
Accrued inventory purchases	$1,445	$1,959
Unrealized gain (loss) on AFS investments	$(3,541)	$294
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

1. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

Our condensed consolidated financial statements include the financial statements of Ligand and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We have included all adjustments, consisting only of normal recurring adjustments, which we considered necessary for a fair presentation of our financial results. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our 2019 Annual Report. Interim financial results are not necessarily indicative of the results that may be expected for the full year.

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform with the current period presentation. Specifically, effective the first quarter of 2020, we began to present service revenue and contract revenue separately, which were combined in license fees, milestones and other revenues in prior years. As a result, service revenue and contract revenue in the condensed consolidated statement of operations for first quarter 2019 have been reclassified to conform to the current period presentation.

Significant Accounting Policies

We have described our significant accounting policies in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in our 2019 Annual Report.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and the accompanying notes. Actual results may differ from those estimates.

Impact of COVID-19 Pandemic

The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees and partners, patients, communities and business operations, as well as the U.S. and global economy and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have closed our executive offices with our administrative employees continuing their work remotely and limited the number of staff in our research and development laboratories and other facilities. The continued spread of the COVID-19 pandemic and the measures taken by the governments of countries have affected, and could continue to affect, our business and the business of our partners, including future disruptions to our supply chain and the manufacture or shipment of drug substance and finished drug product for Captisol, delays by us or our partners in the initiation or enrollment of patients in clinical trials, discontinuations by patients enrolled in clinical trials, difficulties launching or commercializing products and other related activities, which could delay ongoing clinical trials, increase development costs, reduce royalty revenues and have a material adverse effect on our business, financial condition and results of operations. Several of our partners have reported that their operations have been impacted including delays in research and development programs and deprioritizing clinical trials in favor of treating patients who have contracted the virus or to prevent the spread of the virus. This may lead to clinical trial protocol deviations or to discontinuation of treatment for patients who are currently enrolled in the clinical trials being conducted by us or our partners. In addition, certain of our partners have reported negative impacts on product sales which will impact our royalty revenues.

While some of our partners have reported delays or reduced sales due to COVID-19, some of our other partners are working to develop drugs to treat COVID-19. For example, we are supplying Captisol to partners, including Gilead Sciences for Veklury® (remdesivir), a first new treatment for COVID-19 available under an EUA and is also being evaluated in multiple ongoing clinical trials and, as a result, we have worked to increase our manufacturing of Captisol to meet this increased demand. We believe we have adequate supply of Captisol and do not expect any significant risk or disruption to our supply chain for the foreseeable future. In addition, certain of our OmniAb partners have initiated antibody discovery programs for the potential treatment of COVID-19, which may lead to future milestone or royalty revenues if these programs are successful.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, the businesses of our partners, our results of operations and our financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, including the timing and extent of governments reopening activities, and the economic impact on local, regional, national and international markets.

Accounting Standards Recently Adopted

Credit Losses - In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available for sale debt securities. This standard includes our financial instruments, such as accounts receivable, investments that are generally of high credit quality, and commercial license rights. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new guidance requires us to identify, analyze, document and support new methodologies for quantifying expected credit loss estimates for our financial instruments, using information such as historical experience and current economic conditions, plus the use of reasonable supportable forecast information. We adopted ASU 2016-13 on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance sheet of retained earnings to be recognized on the date of adoption with prior periods not restated. The cumulative-effect adjustment, net of tax, recorded on January 1, 2020, is approximately $5.2 million on our unaudited condensed consolidated balance sheet as of January 1, 2020. Results for periods after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported under previously applicable accounting standards. See additional disclosure on credit losses under “Short-term Investments”, “Accounts Receivable and Allowance for Credit Losses” and “Commercial License and Other Economic Rights” discussed below.

Goodwill Impairment Testing - In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, although it cannot exceed the total amount of goodwill allocated to that reporting unit. We adopted this standard on January 1, 2020, and the adoption did not have a material impact on our condensed consolidated financial statements.

Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements. We adopted this standard on January 1, 2020, and the adoption did not have a material impact on our condensed consolidated financial statements.

Collaborative Arrangements - In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606 (Topic 808). The new standard clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Topic 606, Revenue from Contracts with Customers, when the counterparty is a customer for a good or service that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. We adopted this standard on January 1, 2020, and the adoption did not have a material impact on our condensed consolidated financial statements.

Income Taxes - In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The standard is expected to reduce cost and complexity related to accounting for income taxes. The new guidance eliminates certain exceptions and clarifies and amends existing guidance to promote consistent application among reporting entities. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. We adopted this standard on a prospective basis on January 1, 2020, and the adoption did not have a material impact on our condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on our condensed consolidated financial statements or disclosures.

Revenue

Our revenue is generated primarily from royalties on sales of products commercialized by our partners, Captisol material sales, service revenue, and contract revenue for license fees and development, regulatory and sales based milestone payments.

Royalties, Service Revenue, and Contract Revenue

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

We recognize service revenue for contracted R&D services performed for our customers over time. We measure our progress using an input method based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time we estimate it will take us to complete the activities, or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make estimates and use judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.

Our contract revenue includes license fees and future contingent milestone based payments. We include contingent milestone based payments in the estimated transaction price when there is a basis to reasonably estimate the amount of the payment. These estimates are based on historical experience, anticipated results and our best judgment at the time. If the contingent milestone based payment is sales-based, we apply the royalty recognition constraint and record revenue when the underlying sale has taken place. Significant judgments must be made in determining the transaction price for our sales of intellectual property. Because of the risk that products in development with our partners will not reach development based milestones or receive regulatory approval, we generally recognize any contingent payments that would be due to us upon or after the development milestone or regulatory approval.

Captisol Sales

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

Deferred Revenue

Depending on the terms of the arrangement, we may also defer a portion of the consideration received because we have to satisfy a future obligation. We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available. We have elected to recognize the cost for freight and shipping when control over Captisol material has transferred to the customer as an expense in cost of Captisol.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheet. Except for royalty revenue and certain service revenue, we generally receive payment at the point we satisfy our obligation or soon after. Therefore, we do not generally carry a contract asset balance. Any fees billed in advance of being earned are recorded as deferred revenue. During the three months ended March 31, 2020 and 2019, the amount recognized as revenue that was previously deferred was $0.4 million and $1.3 million, respectively.

Disaggregation of Revenue

The following table represents disaggregation of royalties, Captisol, service revenue and contract revenue (in thousands):

	Three months ended
	March 31,
	2020	2019
Royalties
Kyprolis	$4,405	$3,833
Evomela	1,576	911
Other	584	601
Promacta	—	14,193
	$6,565	$19,538

Captisol	$21,109	$8,959

Service Revenue	$3,357	$3,883

Contract Revenue
License Fees	$975	$850
Milestone	334	10,254
Other	821	—
	$2,130	$11,104

Total	$33,161	$43,484

Short-term Investments
Our investments consist of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020				December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Short-term investments
Bank deposits	$284,855	$157	$(1,398)	$283,614	$411,690	$188	$(3)	$411,875
Corporate bonds	62,191	21	(1,666)	60,546	63,818	161	—	63,979
Commercial paper	127,928	5	(273)	127,660	210,525	43	(16)	210,552
Corporate equity securities	4,506	430	(3,483)	1,453	4,506	416	(1,850)	3,072
Mutual fund	150,747	—	(2,794)	147,953	250,635	—	(249)	250,386
Warrants	—	58	—	58	—	125	—	125
	$630,227	$671	$(9,614)	$621,284	$941,174	$933	$(2,118)	$939,989

For available-for-sale debt securities with unrealized losses, the new credit losses standard (Topic 326) now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to be the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The adoption of the new credit losses standard did not have a material impact on our available-for-sale debt securities during the three months ended March 31, 2020.

The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	March 31, 2020
	Amortized Cost	Fair Value
Within one year	$401,338	$400,627
After one year through five years	73,636	71,193
After five years	—	—
Total	$474,974	$471,820

The following table summarizes our available-for-sale debt securities in an unrealized loss position (in thousands):

	Less than 12 months		12 months or greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
March 31, 2020
Bank deposits	$(1,398)	$214,597	$—	$—	$(1,398)	$214,597
Corporate bonds	(1,666)	40,460	—	—	(1,666)	40,460
Commercial paper	(273)	110,666	—	—	(273)	110,666
Total	$(3,337)	$365,723	$—	$—	$(3,337)	$365,723

December 31, 2019
Bank deposits	$(3)	$58,584	$—	$—	$(3)	$58,584
Commercial paper	(16)	79,363	—	—	(16)	79,363
Total	$(19)	$137,947	$—	$—	$(19)	$137,947

Our investment policy is capital preservation and we only invested in U.S.-dollar denominated investments. We held a total of 40 positions which were in an unrealized loss position as of March 31, 2020. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses are largely due to changes in interest rates and not to unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. We do not intend to sell these securities nor do we believe that we will be required to sell these securities before the recovery of the amortized cost basis. Accordingly, no credit losses were recognized for the three months ended March 31, 2020.

Accounts Receivable and Allowance for Credit Losses

Our accounts receivable arise primarily from sales on credit to customers. We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. During the three months ended March 31, 2020, we considered the current and expected future economic and market conditions surrounding novel coronavirus (COVID-19) pandemic and recorded an additional $0.2 million of allowance for credit losses as of March 31, 2020.

Inventory

Inventory, which consists of finished goods, is stated at the lower of cost or net realizable value. We determine cost using the first-in, first-out method or the specific identification method.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Goodwill	$94,341	$95,229
Definite lived intangible assets
Complete technology	242,813	242,813
Less: accumulated amortization(1)	(53,728)	(50,203)
Trade name	2,642	2,642
Less: accumulated amortization	(1,213)	(1,180)
Customer relationships	29,600	29,600
Less: accumulated amortization	(13,594)	(13,224)
Total goodwill and other identifiable intangible assets, net	$300,861	$305,677

(1) accumulated amortization for complete technology includes immaterial amount of foreign currency translation adjustments for the complete technology acquired from the Vernalis acquisition.

Commercial License and Other Economic Rights

Commercial license and other economic rights consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Aziyo and CorMatrix	$17,696	$17,696
Palvella	10,000	10,000
Selexis	8,602	8,602
Dianomi	2,000	2,000
	38,298	38,298
Less: accumulated amortization attributed to principal or research and development	(21,939)	(18,208)
Less: credit loss adjustments	(5,978)	—
Total commercial license and other economic rights, net	$10,381	$20,090

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

In May 2017, we entered into a Royalty Agreement with Aziyo pursuant to which we will receive royalties from certain marketed products that Aziyo acquired from CorMatrix. We account for the Aziyo commercial license right as a financial asset, and in accordance with ASC 310, Receivables, we amortize the commercial license right using the effective interest method whereby we forecast expected cash flows over the term of the arrangement to arrive at an annualized effective interest. The annual effective interest associated with the forecasted cash flows from the Royalty Agreement with Aziyo as of March 31, 2020 is 23%. Revenue is calculated by multiplying the carrying value of the commercial license right by the effective interest.

In December 2018, we entered into a development funding and royalties agreement with Palvella. Pursuant to the agreement, we may receive up to $8.0 million of milestone payments upon the achievement by Palvella of certain corporate, financing and regulatory milestones for PTX-022, a product candidate being developed to treat pachyonychia congentia. In addition to the milestone payments, Palvella will pay us tiered royalties from 5.0% to 9.8% based on any aggregate annual worldwide net sales of any PTX-022 products, subject to Palvella’s right to reduce the royalty rates by making payments in certain circumstances. We paid Palvella an upfront payment of $10.0 million, which Palvella is required to use to fund the development of PTX-022. We are not obligated to provide additional funding to Palvella for the development or commercialization of PTX-022. We determined the economic rights related to Palvella should be characterized as a funded research and development arrangement, thus we account for it in accordance with ASC 730-20, Research and Development Arrangements, and reduce our asset as the funds are expended by Palvella. As of March 31, 2020, the fund has been fully expended by Palvella and our cost basis for the asset has been reduced to zero, we will recognize milestones and royalties as revenue when earned.

We recorded a $5.5 million pre-tax reserve for credit losses upon adoption of the new credit losses on January 1, 2020. We estimated the credit losses at the individual asset level by considering the performance against the programs, the company operating performance and the macroeconomic forecast. In addition, we have judgmentally applied credit loss risk factors to the future expected payments with consideration given to the timing of the payment. Given the higher inherent credit risk associated with longer term receivables, we applied a lower risk factor to the earlier years and progressively higher risk factors to the later years. During the three months ended March 31, 2020, we further considered the current and expected future economic and market conditions surrounding novel coronavirus (COVID-19) pandemic and recorded an additional $0.5 million reserve for credit losses in other expense, net, in our condensed consolidated statement of operations for the three months ended March 31, 2020 .

See further detail described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in our 2019 Annual Report.

Viking

As of March 31, 2020 and December 31, 2019, we recorded our common stock of Viking at fair value of $28.3 million and $48.4 million, respectively, in “investment in Viking” in our consolidated balance sheets. We also have outstanding warrants to purchase 1.5 million shares of Viking's common stock at an exercise price of $1.50 per share. We also recorded the warrants in

“investment in Viking” in our consolidated balance sheet at fair value of $4.6 million and $9.9 million at March 31, 2020 and December 31, 2019, respectively.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Compensation	$2,321	$1,986
Professional fees	690	1,135
Amounts owed to former licensees	383	381
Royalties owed to third parties	1,062	—
Return reserve	2,899	3,027
Current operating lease liabilities	1,483	1,242
Accrued interest	1,437	690
Other	1,573	1,375
Total accrued liabilities	$11,848	$9,836

Share-Based Compensation

Share-based compensation expense for awards to employees and non-employee directors is recognized on a straight-line basis over the vesting period until the last tranche vests. The following table summarizes share-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended
	March 31,
	2020	2019
Share-based compensation expense as a component of:
Research and development expenses	$2,397	$2,127
General and administrative expenses	3,256	3,220
	$5,653	$5,347

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended
	March 31,
	2020	2019
Risk-free interest rate	1.4%	2.5%
Dividend yield	—	—
Expected volatility	47%	44%
Expected term	4.7	5.1

Net Income (loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

All of the 0.6 million weighted average shares of outstanding equity awards as of March 31, 2020 were anti-dilutive due to the net loss for the three months ended March 31, 2020.

Potentially dilutive common shares consist of shares issuable under 2019 Notes and 2023 Notes, stock options and restricted stock. 2019 Notes and 2023 Notes have a dilutive impact when the average market price of our common stock exceeds the applicable conversion price of the respective notes. It is our intent and policy to settle conversions through combination settlement, which involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. In addition, after May 22, 2018, the 2019 Notes can only be settled in cash and therefore there has been no further impact on income per share of these notes since then. Potentially dilutive common shares from stock options and restricted stock are determined using the average share price for each period under the treasury stock method. In addition, the following amounts are assumed to be used to repurchase shares: proceeds from exercise of stock options and the average amount of unrecognized compensation expense for the awards. The 2019 Notes were paid off upon the maturity date in August 2019. See Note 4 - Convertible Senior Notes and Note 6 - Stockholders’ Equity.

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in thousands):

	Three months ended
	March 31,
	2020	2019
Weighted average shares outstanding:	16,529	20,447
Dilutive potential common shares:
Restricted stock	—	45
Stock options	—	785
Shares used to compute diluted income per share	16,529	21,277
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	10,144	7,015

2. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents the hierarchy for our assets and liabilities measured at fair value (in thousands):

	March 31, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments(1)	1,453	619,773	58	621,284	3,073	936,791	125	939,989
Investment in Viking common stock	28,258	—	—	28,258	48,425	—	—	48,425
Investment in Viking warrants(2)	4,621	—	—	4,621	9,910	—	—	9,910
Total assets	$34,332	$619,773	$58	$654,163	$61,408	$936,791	$125	$998,324
Liabilities:
Crystal contingent liabilities(3)	$—	$—	$859	$859	$—	$—	$2,659	$2,659
CyDex contingent liabilities	—	—	413	413	—	—	348	348
Metabasis contingent liabilities(4)	—	5,410	—	5,410	—	5,935	—	5,935
Amounts owed to former licensor	77	—	—	77	75	—	—	75
Total liabilities	$77	$5,410	$1,272	$6,759	$75	$5,935	$3,007	$9,017

1.Short-term investments in marketable debt and equity securities are classified as available-for-sale securities based on management's intentions and are at level 2 of the fair value hierarchy, as these investment securities are valued based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Short-term investments in mutual funds are valued at their net asset value (NAV) on the last day of the period. We have classified marketable securities with original maturities of greater than one year as short-term investments based upon our ability and intent to use any and all of those marketable securities to satisfy the liquidity needs of our current operations. In addition, we have investment in warrants resulting from Seelos Therapeutics Inc. milestone payments that were settled in shares during the first quarter of 2019 and are at level 3 of the fair value hierarchy, based on black scholes value estimated by management on the last day of the period.
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
3.The fair value of Crystal contingent liabilities was determined using a probability weighted income approach. Most of the contingent payments are based on development or regulatory milestones as defined in the merger agreement with Crystal. The fair value is subjective and is affected by changes in inputs to the valuation model including management’s estimates regarding the timing and probability of achievement of certain developmental and regulatory milestones. Changes in these estimates may materially affect the fair value. During the three months ended March 31, 2020, we paid a $1.8 million contingent liability on development milestones to former Crystal shareholders.
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

There were no triggering events identified and no indication of impairment of our goodwill, indefinite-lived intangible assets, or long-lived assets during the three months ended March 31, 2020.

3. Business Combination

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

The preliminary allocation of the purchase price consisted of (1) $0.03 million of fair value of tangible assets acquired, (2) $(0.08) million of liabilities assumed, (3) $7.4 million of acquired technologies, (4) $(1.6) million of deferred tax liability in connection with the acquired intangibles, and (5) $6.3 million of goodwill, none of which is deductible for tax purposes. The fair value of the core technology was based on the discounted cash flow method that estimated the present value of the potential royalties, milestones, and collaboration revenue streams derived from the licensing of the related technologies. These projected cash flows were discounted to present value using a discount rate of 12%. The fair value of the core technology is being amortized on a straight-line basis over the weighted average estimated useful life of the approximately 20 years.

The estimated fair values of assets acquired and liabilities assumed, including deferred tax assets and liabilities, and purchased intangibles are provisional. The accounting for these amounts falls within the measurement period and therefore we may adjust these provisional amounts to reflect new information obtained about facts and circumstances that existed as of the acquisition date.

4. Convertible Senior Notes

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

The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $248.48. As of March 31, 2020, the “if-converted value” did not exceed the principal amount of the 2023 Notes. In connection with the issuance of the 2023 Notes, we incurred $16.9 million of issuance costs, which primarily consisted of underwriting, legal and other professional fees. The portion of these costs allocated to the liability component totaling $13.7 million is amortized to interest expense using the effective interest method over the five year expected life of the 2023 Notes. It is our intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion.

In March 2020, we repurchased $234.4 million in principal of the 2023 Notes for $203.8 million in cash, including accrued interest of $0.6 million. We accounted for the repurchase as a debt extinguishment, which resulted 1) a gain of $0.7 million reflected in other expense, net, in our condensed consolidated statement of operations for the three months ended March 31, 2020; 2) a $32.7 million reduction in debt discount, and 3) a $2.7 million reduction to additional paid in capital, net of tax, related to the reacquisition of the equity component in our condensed consolidated balance sheet as of March 31, 2020. After the repurchases, approximately $515.6 million in principal amount of the 2023 Notes remain outstanding.

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

The following table summarizes information about the 2023 Notes (in thousands):

	March 31, 2020	December 31, 2019
Principal amount of 2023 Notes outstanding	$515,560	$750,000
Unamortized discount (including unamortized debt issuance cost)	(71,128)	(111,041)
Total long-term portion of notes payable	$444,432	$638,959

Carrying value of equity component of the 2023 Notes	$64,966	$101,422
Fair value of the 2023 Notes outstanding (Level 2)	$425,662	$647,280

5. Income Tax

Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three months ended March 31, 2020 and 2019 was 20.7% and 20.9%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2020 was primarily attributable to tax deductions related to stock award activities and foreign derived intangible income tax credits. The variance from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2019 was primarily attributable to tax deductions related to stock award activities which were recorded as discrete items.

6. Stockholders’ Equity

We grant options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 9, Stockholders’ Equity, of Notes to Consolidated Financial Statements in our 2019 Annual Report.

The following is a summary of our stock option and restricted stock activity and related information:

	Stock Options		Restricted Stock Awards
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2019	1,956,379	$77.54	147,259	$125.11
Granted	309,456	$95.61	94,508	$87.25
Options exercised/RSUs vested	(81,301)	$11.70	(43,904)	$123.28
Forfeited	—	$—	—	$—
Balance as of March 31, 2020	2,184,534	$82.55	197,863	$107.43

As of March 31, 2020, outstanding options to purchase 1.4 million shares were exercisable with a weighted average exercise price per share of $66.97.

Employee Stock Purchase Plan

The price at which common stock is purchased under the Amended Employee Stock Purchase Plan, or ESPP, is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of March 31, 2020, 59,263 shares were available for future purchases under the ESPP.

Share Repurchases

During the three months ended March 31, 2020, we repurchased $73.3 million, of our common stock under our stock repurchase programs as discussed below.

In September 2018, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock from time to time over a period of up to three years. On January 23, 2019, our Board of Directors increased the share repurchase authorization by $150.0 million. The available amount under the $350.0 million repurchase program was fully utilized during the third quarter of 2019.

On September 11, 2019, our Board of Directors approved a stock repurchase program authorizing, but not obligating, the repurchase of up to $500.0 million of our common stock from time to time over the next three years. We expect to acquire shares primarily through open-market transactions and have entered into a Rule 10b5-1 trading plan, and may enter into additional Rule 10b5-1 trading plans in the future, to facilitate open-market repurchases. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Our prior $350.0 million stock repurchase program mentioned above was terminated in connection with the approval of the new stock repurchase program. Authorization to repurchase $253.5 million of our common stock remained available as of March 31, 2020.

7. Commitment and Contingencies: Legal Proceedings

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

On April 9, 2019, CyDex received a Paragraph IV certification Notice Letter from Alembic Global Holdings SA (“Alembic”) stating that Alembic had submitted an ANDA to the FDA, seeking approval to manufacture, offer to sell, and sell a generic version of EVOMELA® prior to the expiration of any of the ’077 patent; the ’088 patent, the ’582 patent, or U.S. Patent No. 10,040,872 (“the ’872 patent”), and alleging that these patents, each of which relates to Captisol®, are invalid, unenforceable, and/or would not be infringed by Alembic’s ANDA product. On May 23, 2019, CyDex filed a complaint against Alembic, Alembic Pharmaceuticals, Ltd., and Alembic Pharmaceuticals, Inc. in the U.S. District Court for the District of Delaware, asserting that the filing of Alembic’s ANDA constitutes infringement of each of the ’088 patent and the ’582 patent. On July 29, 2019, Alembic filed an answer and counterclaims seeking declarations of non-infringement and invalidity as to each of the asserted patents and, on August 19, 2019, CyDex filed an answer to Alembic’s counterclaims. On April 7, 2020, the Court ordered that the Scheduling Order be amended such that, inter alia, the fact discovery cut off was set for November 2, 2020, the close of expect discovery was set for March 22, 2021, and that May 17, 2021 would remain the first day of a five-to-six-day bench trial.

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

9. Subsequent Events

Icagen Acquisition

On April 1, 2020, we acquired the core assets, including its partnered programs and ion channel technology from Icagen and certain of its affiliates for $15.0 million in cash. Icagen will also be entitled to receive up to an additional $25.0 million of cash payments based on certain revenue milestones.

Bond Hedge Arrangement

On April 6, 2020, in connection with the repurchases of $234.4 million in principal of the 2023 Notes for $203.8 million in cash, including accrued interest of $0.6 million, during the quarter ended March 31, 2020, we entered into amendments (the “Amendments”) with Barclays Bank PLC, Deutsche Bank AG, London Branch, and Goldman Sachs & Co. LLC to the convertible note hedge transactions, dated May 17, 2018 and May 18, 2018 (collectively, the “Convertible Note Hedge Transactions”) we initially entered into in connection with the issuance of the 2023 Notes. The Amendments provide that the options under the Convertible Note Hedge Transactions corresponding to such repurchased 2023 Notes will remain outstanding notwithstanding such repurchase.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Part II, Item 1A: "Risk Factors." This outlook represents our current judgment on the future direction of our business. These statements include those related to our Captisol-related revenues, our Kyprolis, and other product royalty revenues, product returns, and product development. Actual events or results may differ materially from our expectations. For example, there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s), that we will be able to retain our key employees or that we will be able to enter into any strategic partnerships or other transactions. We cannot assure you that we will receive expected Kyprolis, Captisol and other product revenues to support our ongoing business or that our internal or partnered pipeline products will progress in their development, gain marketing approval or achieve success in the market. In addition, ongoing or future arbitration, or litigation or disputes with third parties may have a material adverse effect on us. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to make any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Our trademarks, trade names and service marks referenced herein include Ligand. Each other trademark, trade name or service mark appearing in this quarterly report belongs to its owner.

References to “Ligand Pharmaceuticals Incorporated,” “Ligand,” the “Company,” “we” or “our” include Ligand Pharmaceuticals Incorporated and our wholly owned subsidiaries.

Overview

We are a revenue generating biopharmaceutical company focused on developing and acquiring technologies that help pharmaceutical companies discover and develop medicines. We employ research technologies such as antibody discovery technologies, structure-based drug design, formulation science and liver targeted pro-drug technologies to assist companies in their work toward securing prescription drug and biologic approvals. We currently have partnerships and license agreements with over 120 pharmaceutical and biotechnology companies. Over 200 different programs are in various stages of commercialization and development and fully funded by our collaboration partners and licensees. We have contributed novel research and technologies for approved medicines that treat cancer, osteoporosis, fungal infections and postpartum depression, among others. Our collaboration partners and licensees have programs currently in clinical development targeting cancer, seizure, diabetes, cardiovascular disease, muscle wasting, liver disease, and kidney disease, among others. We have over 1,200 issued patents worldwide.

We have assembled our large portfolio of fully-funded programs either by licensing our own proprietary drug development programs, licensing our platform technologies such as Captisol or OmniAb to partners for use with their proprietary programs, or acquiring existing partnered programs from other companies. Fully-funded programs, which we refer to as “shots on goal,” are those for which our partners pay all of the development and commercialization costs. For our internal programs, we generally plan to advance drug candidates through early-stage drug development or clinical proof-of-concept and then seek partners to continue development and potential commercialization.

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

Our revenue consists of four primary elements: royalties from commercialized products, sale of Captisol material, service revenue for contracted R&D services performed for our customers over time, and contract revenue from license, milestone and other payments. In addition to discovering and developing our own proprietary drugs, we selectively pursue acquisitions to bring in new assets, pipelines, and technologies to aid in generating additional potential new revenue streams.

Impact of COVID-19 Pandemic

The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees and partners, patients, communities and business operations, as well as the U.S. and global economy and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have closed our executive offices with our administrative employees continuing their work remotely and limited the number of staff in our research and development laboratories and other facilities. The continued spread of the COVID-19 pandemic and the measures taken by the governments of countries have affected, and could continue to affect, our business and the business of our partners, including future disruptions to our supply chain and the manufacture or shipment of drug substance and finished drug product for Captisol, delays by us or our partners in the initiation or enrollment of patients in clinical trials, discontinuations by patients enrolled in clinical trials, difficulties launching or commercializing products and other related activities, which could delay ongoing clinical trials, increase development costs, reduce royalty revenues and have a material adverse effect on our business, financial condition and results of operations. Several of our partners have reported that their operations have been impacted including delays in research and development programs and deprioritizing clinical trials in favor of treating patients who have contracted the virus or to prevent the spread of the virus. This may lead to clinical trial protocol deviations or to discontinuation of treatment for patients who are currently enrolled in the clinical trials being conducted by us or our partners. In addition, certain of our partners have reported negative impacts on product sales which will impact our royalty revenues.

While some of our partners have reported delays or reduced sales due to COVID-19, some of our other partners are working to develop drugs to treat COVID-19. For example, we are supplying Captisol to partners, including Gilead Sciences for Veklury® (remdesivir), a first new treatment for COVID-19 available under an EUA and is also being evaluated in multiple ongoing clinical trials and, as a result, we have worked to increase our manufacturing of Captisol to meet this increased demand. We believe we have adequate supply of Capitsol and do not expect any significant risk or disruption to our supply chain for the foreseeable future. In addition, certain of our OmniAb partners have initiated antibody discovery programs for the potential treatment of COVID-19, which may lead to future milestone or royalty revenues if these programs are successful.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, the businesses of our partners, our results of operations and our financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, including the timing and extent of governments reopening activities, and the economic impact on local, regional, national and international markets. For additional information on the various risks posed by COVID-19 pandemic, please read Item 1A. Risk Factors included in this report.

Portfolio Program Updates

Kyprolis® (carfilzomib), an Amgen Product Utilizing Captisol

•Amgen reported first quarter of 2020 Kyprolis® sales of $280 million.

OmniAb® Platform Updates

•As of March 31, 2020, we had more than 80 OmniAb-related Shots on Goal in our partnered portfolio, representing over 40% of our pipeline.
•OmniAb partners have filed or been issued more than 30 U.S. and international patent applications or patents, claiming OmniAb-derived antibodies as the primary invention.
•The number of active or recently completed clinical trials that include an OmniAb-derived antibody reached 43, with new clinical trial starts in Q1 2020 that included:
◦two new Phase 1/1b trials;
◦three new Phase 2 trials; and
◦two new Phase 3 trials.
•Two COVID-19 antibody programs are being pursued by our partners. One is a multinational Big Pharma partner that has initiated a program using OmniChicken®, and the other is focused on antibodies derived from OmniRat®.
•Immunovant announced positive results from its Phase 2a proof-of-concept study of OmniAb-derived IMVT-1401 in thyroid eye disease. IMVT-1401 is a novel investigational anti-FcRn antibody delivered by subcutaneous injection. The results showed a 65% mean reduction in total IgG observed from baseline to end of treatment, with a pharmacodynamic response nearly identical to modeled predictions for the dosing regimen tested in the trial. IMVT-1401 was generally well-tolerated.
•Janssen Pharmaceuticals initiated a Phase 1b trial of OmniAb-derived teclistamab (also known as JNJ-64007957) in combination with subcutaneous daratumumab in patients with multiple myeloma to identify a Phase 2 dose regimen and assess safety of the combination.
•Gloria Biosciences submitted an application for marketing approval in China for OmniAb-derived zimberelimab for the treatment of classical Hodgkin lymphoma, marking multiple OmniAb drug applications filed seeking approval.
•Arcus Biosciences and Taiho Pharmaceutical announced Taiho’s exercise of its option for an exclusive license to zimberelimab (also known as AB122) for Japan and other Asian countries, excluding China.
•We entered into an OmniAb Platform agreement with Pandion Therapeutics, and Pandion subsequently closed an $80 million financing and announced that proceeds will support the advancement of their pipeline of modular proteins and bi-functional antibodies for the treatment of autoimmune diseases.
•CStone Pharmaceuticals and Blueprint Medicines initiated a Phase 1b/2 clinical trial of fisogatinib in combination with OmniAb-derived CS1001 for patients with hepatocellular carcinoma. CStone also announced that the first patient was dosed in the global proof-of-concept study of OmniAb-derived CS1001 in combination with Bayer's regorafenib in patients with advanced solid tumors.
•Harbour BioMed raised $75 million to fund the clinical development of an OmniAb-derived anti-FcRn antibody batoclimab, among other uses. Harbour also announced first patient dosing of Phase 1b/2a study of batoclimab for treating neuromyelitis optica spectrum disorder.
•OmniAb partner GenMab highlighted DuoBody-PD-L1x4-1BB (GEN1046) at the J.P. Morgan investor conference in January; the GEN1046 anti-PD-L1 is derived from OmniRat.

Captisol® Business Update

•Our Captisol is a patented ultra-high pure form of sulfobutylether beta-cyclodextrin (SBECD) that is built upon drug master files maintained in multiple countries and has an extensive safety record for use in intravenous, inhaled and subcutaneous formulations, among others. We are the sole supplier of Captisol globally.
•During the first quarter of 2020, we announced we are supplying Captisol to partners for remdesivir in clinical trials and for manufacturing scale-up as a treatment for COVID-19.
•On May 1, 2020, remdesivir was the first new treatment for COVID-19 to be issued an Emergency Use Authorization. Gilead announced that it intends to donate 1.5 million doses of remdesivir. Gilead has also stated that it is expanding manufacturing to increase product supply to over 1 million treatment courses by December 2020 ahead of potential increased demand.
•On April 29, 2020 Gilead announced topline results from the open-label, Phase 3 SIMPLE trial evaluating 5-day and 10-day dosing durations of the investigational antiviral remdesivir in hospitalized patients with severe manifestations of COVID-19 disease. The study demonstrated that patients receiving a 5-day treatment course of remdesivir achieved similar improvement in clinical status compared with those taking a 10-day treatment course. The study demonstrated the potential for some patients to be treated with a 5-day regimen, which could significantly expand the number of patients who could be treated with Gilead’s current supply of remdesivir. The study results complement positive data from a placebo-controlled Phase 3 study of remdesivir conducted by the National Institute for Allergy and Infectious Diseases also reported on April 29, 2020, and may help to determine the optimal duration of treatment with remdesivir.
•On May 7, 2020, Gilead announced the approval of Veklury® (remdesivir) in Japan for patients with Severe COVID-19.
•Our Captisol network is served by manufacturing plants in two European countries and five distribution facilities around the globe, all of which remain fully operational. We have substantial capacity to supply Captisol manufactured according to cGMP and our focus is to ensure sufficient supply to meet all existing and future partner needs, and to supply Gilead. We are also evaluating plans with our supply partners to further increase capacity by bringing additional sites online, if needed.
•During the first quarter of 2020, we entered into Captisol clinical use agreements with Double-Crane Pharmaceuticals and OnKure Therapeutics.

Vernalis Business Update

•We recently entered into an exclusive worldwide license agreement with Neuritek Therapeutics to develop and commercialize V158866, a novel oral, selective fatty acid amide hydrolase inhibitor that was discovered using the Vernalis Design Platform. Neuritek plans to develop V158866 for post-traumatic stress disorder and other central nervous system diseases. Under the terms of the agreement, we will receive an upfront license fee and is eligible to receive over $240 million in milestones and tiered royalties on net sales six to eight percent. On March 31, 2020, Neuritek announced it had secured approximately $27 million in a capital commitment from the GEM Global Yield LLC SCS.
•Third-party academic drug analyses suggest a potential role for heat shock protein 90 (Hsp90) inhibitors in treating COVID-19 infection. Based on these studies, we are evaluating potential collaborations or partnerships relating to intravenous luminespib (AUY-922) as a potential treatment for patients with COVID-19. Luminespib is a Phase 2-ready Hsp90 inhibitor, previously investigated in clinical trials for cancer.

Additional Pipeline and Partner Developments

•Retrophin announced that the first 190 patients have been enrolled in its pivotal Phase 3 DUPLEX Study evaluating the safety and efficacy of sparsentan in focal segmental glomerulosclerosis.
•Nucorion Pharmaceuticals initiated a Phase 1 clinical trial of NCO-48 Fumarate (NCO-1010), an oral prodrug of the nucleotide tenofovir utilizing our LTP Platform™ technology for the potential treatment of hepatitis B. The first-in-human, double-blind, placebo-controlled, randomized, ascending single oral dose study will evaluate the safety and tolerability of NCO-48 Fumarate in healthy subjects. Top-line results are expected in August 2020.
•Palvella Therapeutics announced the completion of enrollment in its seamless Phase 2/3 VALO Study of PTX-022 (QTORIN™ 3.9% rapamycin anhydrous gel) for the treatment of adults with pachyonchia congenita.
•Verona Pharma reported positive topline data in its 4-week Phase 2b COPD study with nebulized ensifentrine on top of tiotropium therapy, and also reported positive efficacy and safety data with a single dose of the pressurized metered-dose inhaler (pMDI) formulation of ensifentrine in a Phase 2 COPD study. Ensifentrine has demonstrated statistically significant and clinically meaningful improvements in lung function in Phase 2 studies in COPD patients when delivered via all three widely used inhaled formulations: nebulizer, dry powder inhaler and pMDI.
•Corvus Pharmaceuticals presented clinical data from its Phase 1b/2 trial of ciforadenant at the 2020 American Society of Clinical Oncology’s Genitourinary Cancers Symposium.
•We regained global rights to the novel glucagon receptor antagonist (formerly known as LGD-6972 and RVT-1502) from Metavant Sciences upon termination of the Roivant License Agreement.

Business Development and Corporate Highlights

•Following the close of the first quarter, we completed acquisition of the core assets of Icagen, Inc.’s North Carolina operations, including partnered programs, proprietary ion channel screening and assay platforms, x-ray fluorescence capabilities, custom screening technologies and novel unpartnered preclinical-stage molecules for $15 million in cash.
•We announced the launch of our Environmental, Social and Corporate Responsibility Governance section of our corporate website. Please visit https://investor.ligand.com/corporate-responsibility for current disclosures.
•We repurchased $234.4 million in principal of the 2023 Notes for $203.8 million in cash, including accrued interest of $0.6 million.

Results of Operations

Revenue

(Dollars in thousands)	Q1 2020	Q1 2019	Change	% Change
Royalties	$6,565	$19,538	$(12,973)	(66)%
Captisol	21,109	8,959	12,150	136%
Service revenue	3,357	3,883	(526)	(14)%
Contract revenue	2,130	11,104	(8,974)	(81)%
Total revenue	$33,161	$43,484	$(10,323)	(24)%

Royalty revenue is a function of our partners’ product sales and the applicable royalty rate. Kyprolis royalty rates are under a tiered royalty rate structure with the highest tier being 3.0%. Evomela has a fixed royalty rate of 20%. On March 6, 2019, we sold all of our rights, title and interest in and to the Promacta license to Royalty Pharma; therefore, the royalty revenue for Promacta only reflected the revenue prior to the sale. Subsequent to March 6, 2019, we no longer recognize revenue related to Promacta. Effective the first quarter of 2020, we began to present service revenue and contract revenue separately, which were combined in license fees, milestones and other revenues in prior years. Service revenue includes revenue generated from our Vernalis and OmniChicken businesses as we collaborate with partners on early stage discovery and development work. Contract revenue includes license fees and development, regulatory and sales based milestone payments.

The following tables represent royalty revenue by program:

(in millions)	Q1 2020 Estimated Partner Product Sales	Effective Royalty Rate	Q1 2020 Royalty Revenue	Q1 2019 Partner Product Sales	Effective Royalty Rate	Q1 2019 Royalty Revenue
Kyprolis	$286.0	1.5%	$4.4	$247.0	1.5%	$3.8
Evomela	7.9	20.0%	1.6	4.5	20.0%	0.9
Other	45.8	1.3%	0.6	47.9	1.3%	0.6
Promacta	N/A	N/A	N/A	225.1	6.3%	14.2
Total	$339.7		$6.6	$524.5		$19.5

Total revenue decreased by $10.3 million, or 24%, to $33.2 million in Q1 2020 compared to $43.5 million in Q1 2019 due to the sale of Promacta in the first quarter of 2019 and decreased contract revenue due to the disruption from COVID-19 as some partners delay starting clinical trials or pause patient enrollment in ongoing trials. The decreases were partially offset by an increase in Captisol material sales during the first quarter of 2020 due to an increased demand from Gilead Sciences for remdesivir as a first new treatment for COVID-19 available under an EUA and is also being evaluated in multiple ongoing clinical trials.

Operating Costs and Expenses

(Dollars in thousands)	Q1 2020	% of Revenue	Q1 2019	% of Revenue
Costs of Captisol	$4,683		$3,858
Amortization of intangibles	3,535		3,503
Research and development	11,891		11,289
General and administrative	9,264		11,088
Total operating costs and expenses	$29,373	89%	$29,738	68%

Total operating costs and expenses decreased by $0.4 million or 1%. Cost of Captisol increased primarily due to higher Captisol sales during Q1 2020. General and administrative expenses decreased in Q1 2020 as compared to Q1 2019 primarily due to lower legal expenses.

Other Income (Expense)

(Dollars in thousands)	Q1 2020	Q1 2019	Change
Gain (loss) from Viking	$(25,457)	$17,293	$(42,750)
Interest income	4,730	5,909	(1,179)
Interest expense	(8,548)	(8,906)	358
Other expense, net	(4,928)	1,874	(6,802)
Total other income (expense), net	$(34,203)	$16,170	$(50,373)

The fluctuation in the gain (loss) from Viking common stock and warrants are driven by the changes in the fair value of the Viking common stock and warrants.

Interest income consists primarily of interest earned on our short-term investment investments. The decrease in Q1 2020 as compared to Q1 2019 was due to the decrease in our short-term investment balance resulting from the proceeds used in share repurchase and 2023 Notes repurchase during the first quarter of 2020.

Interest expense includes the 0.75% coupon cash interest expense in addition to the non-cash accretion of discount (including the amortization of debt issuance cost) on our 2023 Notes for the three months ended March 31, 2020. The slight decreases in Q1 2020 as compared to Q1 2019 were primarily due to lower average debt outstanding balance for the three months ended March 31, 2020 as compared to prior period. The 2019 Notes were paid off upon the maturity date in August 2019. See Note 4 - Convertible Senior Notes and Note 6 - Stockholders' Equity.

Other expense, net, for the three months ended March 31, 2020 increased as compared to the prior period. The increase was primarily due to a $5.3 million unrealized and realized loss in equity investments, partially offset by a $0.7 million gain on debt extinguishment during the three months ended March 31, 2020. See Note 4 - Convertible Senior Notes.

Income Tax Benefit (Expense)

(Dollars in thousands)	Q1 2020	Q1 2019	Change
Income (loss) before income taxes	$(30,415)	$842,713	$(873,128)
Income tax benefit (expense)	6,284	(176,376)	182,660
Income (loss) from operations	$(24,131)	$666,337	$(690,468)
Effective tax rate	20.7%	20.9%

We compute our income tax provision by applying the estimated annual effective tax rate to income from operations and adding the effects of any discrete income tax items specific to the period. Our effective tax rate for the three months ended March 31, 2020 and 2019 was approximately 20.7% and 20.9%, respectively. The variances from the U.S. federal statutory tax rate of 21% for both periods were primarily attributable to tax deductions related to stock award activities.

Liquidity and Capital Resources

As of March 31, 2020, our cash, cash equivalents, and marketable securities totaled $0.8 billion, which were decreased by $298.2 million from the end of last year, due to factors described in the "Cash Flow Summary" below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.

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

In May 2018, we issued an aggregate principal amount of $750.0 million of the 2023 Notes. In conjunction of the 2023 Notes offering, we used a portion of the proceeds from such issuance totaling $49.7 million to repurchase 260,000 shares of our common stock. In March 2020, we repurchased $234.4 million in principal of the 2023 Notes for $203.8 million in cash, including accrued interest of $0.6 million. After the repurchases, $515.6 million in principal amount of the 2023 Notes remain outstanding. We may continue to use cash on hand to repurchase additional 2023 Notes through open-market transactions, including by entering into a Rule 10b5-1 trading plan to facilitate open-market repurchases, or otherwise, from time to time. The timing and amount of repurchase transactions will be determined by management based on the evaluation of market conditions, trading price of the 2023 Notes, legal requirements and other factors. The 2023 Notes were not convertible as of March 31, 2020. It is our intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. See Note 4 - Convertible Senior Notes.

In September 2018, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock from time to time over a period of up to three years. On January 23, 2019, our Board of Directors increased the share repurchase authorization by $150.0 million. This $350.0 million repurchase plan was fully utilized during the third quarter of 2019.

On September 11, 2019, our Board of Directors approved a stock repurchase program authorizing, but not obligating, the repurchase of up to $500.0 million of our common stock from time to time over the next three years. We expect to acquire shares primarily through open-market transactions and have entered into a Rule 10b5-1 trading plan, and may enter into additional Rule 10b5-1 trading plans in the future, to facilitate open-market repurchases. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Our prior $350.0 million stock repurchase program mentioned above was terminated in connection with the approval of the new stock repurchase program. Authorization to repurchase $253.5 million of our common stock remained available as of March 31, 2020.

We believe that our existing funds, cash generated from operations and existing sources of and access to financing are adequate to fund our need for working capital, capital expenditures, debt service requirements, continued advancement of research and development efforts, potential stock repurchases and other business initiatives we plan to strategically pursue, including acquisitions and strategic investments.

As of March 31, 2020, we had $6.7 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.

Leases and Off-Balance Sheet Arrangements

We lease our office facilities under operating lease arrangements with varying terms through September 2026. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases of 3.0%. See further information in Note 9, Leases. We had no off-balance sheet arrangements at March 31, 2020 and December 31, 2019.

Cash Flow Summary

(Dollars in thousands)	Q1 2020	Q1 2019
Net cash provided by (used in):
Operating activities	$16,922	$45,258
Investing activities	$308,536	$94,777
Financing activities	$(279,305)	$(152,576)

During the three months ended March 31, 2020, we repurchased $234.4 million in principal of the 2023 Notes for $203.8 million in cash, including accrued interest of $0.6 million; and used $73.3 million to repurchase our common stock. During the three months ended March 31, 2019, we generated $827 million from the sale of Promacta and used $151.6 million to repurchase our common stock.

Critical Accounting Policies

Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in our consolidated financial statements and the disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ materially from the estimates made. There have been no material changes in our critical accounting policies and estimates other than the adoption of the Accounting Standards Updates described in Item 1. Condensed Consolidated Financial Statements - Note 1, "Basis of Presentation and Summary of Significant Accounting Policies," related to allowance for credit losses, as compared to the critical accounting policies and estimates described in our 2019 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There were no substantial changes to our market risks in the three months ended March 31, 2020, when compared to the disclosures in Item 7A of our 2019 Annual Report.

Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2020 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information that updates the disclosures set forth under Part I, Item 3, “Legal Proceedings” in our 2019 Annual Report, refer to Note 7, Commitment and Contingencies: Legal Proceedings, to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

Item 1A. Risk Factors

There have been no material changes to the risk factors included in “Item 1A. Risk Factors” in our 2019 Annual Report, other than as set forth below:

Our business is subject to risks arising from epidemic diseases, such as the recent COVID-19 pandemic, which has impacted and could continue to impact our business.

The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees and partners, patients, communities and business operations, as well as the U.S. and global economy and financial markets. International and U.S. governmental authorities in impacted regions are taking actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have closed our executive offices with our administrative employees continuing their work remotely and limited the number of staff in our research and development laboratories and other facilities.

Many of our partners have reported that their operations have been impacted including delays in research and development programs and deprioritizing clinical trials in favor of treating patients who have contracted the virus or to prevent the spread of the virus. This may lead to clinical trial protocol deviations or to discontinuation of treatment for patients who are currently enrolled in the clinical trials being conducted by us or our partners. In addition, certain of our partners have reported negative impacts on product sales which will impact our royalty revenues. As the COVID-19 pandemic continues to spread around the globe, we may experience disruptions that could severely impact our business, drug manufacturing and supply chain, nonclinical activities and clinical trials and our partners’ business may be impacted in similar ways, including due to:

•delays or difficulties in enrolling patients in clinical trials;
•delays or difficulties in clinical site initiation, including difficulties in recruiting or supporting clinical site investigators and clinical site staff;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as clinical trial sites and hospital staff supporting the conduct of clinical trials;
•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures, which may impact the integrity of subject data and clinical study endpoints;
•interruption or delays in the operations of the FDA or other regulatory authorities, which may impact review and approval timelines;
•interruption of, or delays in receiving, supplies of Captisol or other product or product candidates from contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems, which may result in cancellations of Captisol orders or refunds if we fail to deliver Captisol timely;
•delays in clinical sites receiving the supplies and materials needed to conduct clinical trials and interruption in global shipping that may affect the transport of clinical trial materials;
•interruptions in nonclinical studies due to restricted or limited operations at laboratory facility or those of outsourced service providers;
•limitations on employee resources that would otherwise be focused on the conduct of nonclinical studies or clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
•delays in receiving approval from local regulatory authorities to initiate planned clinical trials;

•changes in local regulations as part of a response to COVID-19 which may require us to change the ways in which clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;
•refusal of the FDA to accept data from clinical trials in affected geographies outside the United States;
•interruption or delays to discovery and development pipelines; and
•difficulties launching or commercializing products, including due to reduced access to doctors as a result of social distancing protocols.

In addition, if COVID-19 infects our genetically modified animals which form the basis of our OmniAb platform, or if our employees who maintain and care for these animals, we and our partners may be unable to produce antibodies for development. Further, the spread of COVID-19 has had and may continue to severely impact the trading price of shares of our common stock and could further severely impact our ability to raise additional capital on a timely basis or at all.

The COVID-19 pandemic continues to rapidly evolve. The extent to which the COVID-19 may impact our business, including our drug manufacturing and supply chain, nonclinical activities, clinical trials and financial condition, including due to impacts on our partners’ businesses, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, we have repurchased 878,525 shares, in amount of $73.3 million, of our common stock under our stock repurchase programs approved by our board of directors. See detail in Note 6, Stockholders' Equity, to the Condensed Consolidated Financial Statements contained in Part I, Item 1 of this report.

The following tables present information regarding repurchases by us of common stock during the three months ended March 31, 2020 under the stock repurchase programs.

ISSUER PURCHASES OF EQUITY SECURITIES

Stock Repurchase Program

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
January 1 - January 31, 2020	249,325	$90.29	249,325	$304,275
February 1 - February 29, 2020	156,202	$91.15	156,202	$290,037
March 1 - March 31, 2020	472,998	$77.25	472,998	$253,499
Total	878,525		878,525

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 5, 2020, we received a notice of termination from Roivant terminating the Roivant License Agreement, pursuant to which we granted to Roivant a license to patents and know-how related to the GRA program initially developed by us. The termination will be effective 90 days following such notice. Roivant determined not to pursue the GRA program based on FDA requests for additional non-clinical studies.
Upon effectiveness of the termination, all licenses granted to Roivant under the Roivant License Agreement will terminate. In addition, upon our request, Roivant is obligated to enter into good faith negotiations regarding the grant to us of an exclusive, royalty-bearing, worldwide license of any discovery, invention, contribution, method, finding or improvement, whether or not patentable, and all intellectual property therein, as a result of any modification, improvement or enhancement to the licensed products Roivant may have made during its development of the GRA program.

As a result of the termination of the Roivant License Agreement, no further payments are possible under the CVR issued pursuant to the Glucagon CVR Agreement, dated as of January 27, 2010, pursuant to which each holder of a Glucagon CVR was entitled to receive a pro rata portion of a percentage of the net proceeds of any license or sale of Metabasis’ GRA program in diabetes. As a result, the Glucagon CVR Agreement terminated pursuant to its terms as a result of the termination of the Roivant License Agreement.

Item 6. Exhibits

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated February 11, 2020, (as amended on April 1, 2020), by and among the Registrant, Icagen Inc., Icagen Corp., XRPro Sciences, Inc. and Caldera Discovery, Inc.*
10.1	Call Option Amendment Agreed, dated April 6, 2020, between the Registrant and Barclays Bank PLC*
10.2	Call Option Amendment Agreed, dated April 6, 2020, between the Registrant and Deutsche Bank AG, London Branch*
10.3	Call Option Amendment Agreed, dated April 6, 2020, between the Registrant and Goldman Sachs & Co. LLC*
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Stockholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.*

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 8, 2020	By:	/s/ Matthew Korenberg
Matthew Korenberg
Executive Vice President, Finance and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer