Form 10-Q
period 2020-09-30
LIGAND PHARMACEUTICALS INC
filed 2020-11-06
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 3, 2020, the registrant had 16,091,319 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2019 Annual Report	Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 27, 2020
2019 Notes	$245.0 million aggregate principal amount of convertible senior unsecured notes due 2019
2023 Notes	$750.0 million aggregate principal amount of convertible senior unsecured notes due 2023
Ab Initio	Ab Initio Biotherapeutics, Inc.
Amgen	Amgen, Inc.
ANDA	Abbreviated New Drug Application
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Aziyo	Aziyo Med, LLC
CE	Captisol-enabled
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CorMatrix	CorMatrix Cardiovascular, Inc.
CVR	Contingent value right
Crystal	Crystal Bioscience, Inc.
CStone Pharmaceuticals	CStone Pharmaceuticals (Suzhou) Co., Ltd.
CyDex	CyDex Pharmaceuticals, Inc.
Dianomi Therapeutics	Dianomi Therapeutics, Inc.
ESPP	Employee Stock Purchase Plan, as amended and restated
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
GAAP	Generally accepted accounting principles in the United States
Gilead	Gilead Sciences, Inc.
GRA	Glucagon receptor antagonist
Icagen	Icagen, Inc.
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
Metabasis	Metabasis Therapeutics, Inc.
NDA	New Drug Application
Pfenex	Pfenex Inc.
Pfizer	Pfizer Inc.
Q3 2019	The Company's fiscal quarter ended September 30, 2019
Q3 2020	The Company's fiscal quarter ended September 30, 2020
Roivant	Roivant Sciences GmbH
Roivant License Agreement	License Agreement, dated March 5, 2018, between Ligand and Roivant
Retrophin	Retrophin, Inc.
SBC	Share-based compensation expense
SEC	Securities and Exchange Commission
Selexis	Selexis, SA
sNDA	Supplemental New Drug Application
Taurus	Taurus Biosciences, LLC
Teva	Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Industries Ltd. and Actavis, LLC, collectively
Vernalis	Vernalis plc
Viking	Viking Therapeutics, Inc.
xCella	xCella Biosciences, Inc.
YTD	Year-to-date

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except par value)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$456,916	$71,543
Short-term investments	338,154	998,324
Accounts receivable, net	32,907	30,387
Inventory	13,430	7,296
Income taxes receivable	—	11,361
Other current assets	3,191	4,734
Assets held for sale	13,143	—
Total current assets	857,741	1,123,645
Deferred income taxes, net	27,026	25,608
Intangible assets, net	224,582	210,448
Goodwill	102,136	95,229
Commercial license and other economic rights, net	10,834	20,090
Property and equipment, net	7,157	7,185
Operating lease right-of-use assets	4,269	10,353
Other assets	13,704	2,357
Total assets	$1,247,449	$1,494,915
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$10,169	$2,420
Accrued liabilities	14,498	9,836
Income taxes payable	674	—
Current contingent liabilities	1,194	2,607
Deferred revenue	5,404	2,139
Liabilities related to assets held for sale	10,361	—
Total current liabilities	42,300	17,002
2023 convertible senior notes, net	454,973	638,959
Long-term contingent liabilities	9,604	6,335
Deferred income taxes, net	13,508	32,937
Long-term operating lease liabilities	3,920	9,970
Other long-term liabilities	25,320	22,480
Total liabilities	549,625	727,683
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 16,091 and 16,823 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	16	17
Additional paid-in capital	313,057	367,326
Accumulated other comprehensive loss	(1,441)	(216)
Retained earnings	386,192	400,105
Total stockholders' equity	697,824	767,232
Total liabilities and stockholders' equity	$1,247,449	$1,494,915

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Royalties	$9,005	$9,767	$22,751	$35,931
Captisol	23,389	6,849	68,966	24,357
Contract revenue	9,454	8,192	24,712	32,991
Total revenues	41,848	24,808	116,429	93,279
Operating costs and expenses:
Cost of Captisol	6,353	3,147	18,680	9,410
Amortization of intangibles	3,875	3,552	11,285	10,560
Research and development	12,853	13,742	37,476	37,244
General and administrative	15,020	9,525	34,353	31,607
Total operating costs and expenses	38,101	29,966	101,794	88,821
Gain from sale of Promacta license	—	—	—	812,797
Income (loss) from operations	3,747	(5,158)	14,635	817,255
Other income (expense):
Loss from short-term investments	(9,862)	(13,297)	(17,143)	(8,524)
Interest income	991	7,396	7,690	22,590
Interest expense	(6,269)	(8,993)	(21,030)	(26,911)
Other income (expense), net	(219)	181	1,940	404
Total other income (loss), net	(15,359)	(14,713)	(28,543)	(12,441)
Income (loss) before income taxes	(11,612)	(19,871)	(13,908)	804,814
Income tax benefit (expense)	4,911	4,620	5,162	(168,147)
Net income (loss)	$(6,701)	$(15,251)	$(8,746)	$636,667

Basic net income (loss) per share	$(0.42)	$(0.81)	$(0.54)	$32.51
Shares used in basic per share calculations	16,082	18,770	16,222	19,586

Diluted net income (loss) per share	$(0.42)	$(0.81)	$(0.54)	$31.29
Shares used in diluted per share calculations	16,082	18,770	16,222	20,349

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss):	$(6,701)	$(15,251)	$(8,746)	$636,667
Unrealized net gain (loss) on available-for-sale securities, net of tax	(54)	(187)	(84)	546
Foreign currency translation	923	(764)	(1,141)	(1,015)
Comprehensive income (loss)	$(5,832)	$(16,202)	$(9,971)	$636,198

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at January 1, 2020	16,823	$17	$367,326	$(216)	$400,105	$767,232
Issuance of common stock under employee stock compensation plans, net	105	—	(1,008)	—	—	(1,008)
Share-based compensation	—	—	5,653	—	—	5,653
Repurchase of common stock	(878)	(1)	(73,286)	—	—	(73,287)
Unrealized net loss on available-for-sale securities, net of deferred tax	—	—	—	(2,772)	—	(2,772)
Foreign currency translation adjustment	—	—	—	(1,879)	—	(1,879)
Reacquisition of equity due to 2023 debt extinguishment, net of tax	—	—	(2,745)	—	—	(2,745)
Cumulative-effect adjustment from adoption of ASU 2016-13, net of tax	—	—	—	—	(5,167)	(5,167)
Net loss	—	—	—	—	(24,131)	(24,131)
Balance at March 31, 2020	16,050	$16	$295,940	$(4,867)	$370,807	$661,896
Issuance of common stock under employee stock compensation plans, net	21	—	1,128	—	—	1,128
Share-based compensation	—	—	7,359	—	—	7,359
Unrealized net gain on available-for-sale securities, net of deferred tax	—	—	—	2,742	—	2,742
Foreign currency translation adjustment	—	—	—	(185)	—	(185)
Adjustment on reacquisition of equity due to 2023 debt extinguishment, net of tax	—	—	(23)	—	—	(23)
Net income	—	—	—	—	22,086	22,086
Balance at June 30, 2020	16,071	$16	$304,404	$(2,310)	$392,893	$695,003
Issuance of common stock under employee stock compensation plans, net	20	—	910	—	—	910
Share-based compensation	—	—	7,740	—	—	7,740
Unrealized net loss on available-for-sale securities, net of deferred tax	—	—	—	(54)	—	(54)
Foreign currency translation adjustment	—	—	—	923	—	923
Other	—	—	3	—	—	3
Net loss	—	—	—	—	(6,701)	$(6,701)
Balance at September 30, 2020	16,091	$16	$313,057	$(1,441)	$386,192	$697,824

	Common Stock		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings (Accumulated deficit)	Total stockholders' equity
	Shares	Amount
Balance at January 1, 2019	20,765	$21	$791,114	$(1,024)	$(229,197)	$560,914
Issuance of common stock under employee stock compensation plans, net	135	—	(991)	—	—	(991)
Share-based compensation	—	—	5,347	—	—	5,347
Repurchase of common stock	(1,236)	(1)	(151,584)	—	—	(151,585)
Unrealized net gain on available-for-sale securities, net of deferred tax	—	—	—	230	—	230
Foreign currency translation adjustment	—	—	—	291	—	291
Other tax adjustments	—	—	(569)	—	—	(569)
Net income	—	—	—	—	666,337	666,337
Balance at March 31, 2019	19,664	$20	$643,317	$(503)	$437,140	$1,079,974
Issuance of common stock under employee stock compensation plans, net	17	—	740	—	—	740
Share-based compensation	—	—	6,571	—	—	6,571
Repurchase of common stock	(291)	(1)	(33,716)	—	—	(33,717)
Unrealized net gain on available-for-sale securities, net of deferred tax	—	—	—	503	—	503
Foreign currency translation adjustment	—	—	—	(542)	—	(542)
Other tax adjustments	—	—	2,343	—	—	2,343
Net loss	—	—	—	—	(14,419)	(14,419)
Balance at June 30, 2019	19,390	$19	$619,255	$(542)	$422,721	$1,041,453
Issuance of common stock under employee stock compensation plans, net	7	—	199	—	—	199
Share-based compensation	—	—	6,297	—	—	6,297
Repurchase of common stock	(1,834)	(2)	(181,186)	—	—	(181,188)
Unrealized net loss on available-for-sale securities, net of deferred tax	—	—	—	(187)	—	(187)
Foreign currency translation adjustment	—	—	—	(764)	—	(764)
Other tax adjustments	—	—	22	—	—	22
Net loss	—	—	—	—	(15,251)	(15,251)
Balance at September 30, 2019	17,563	$17	$444,587	$(1,493)	$407,470	$850,581

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(8,746)	$636,667
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain from sale of Promacta license	—	(812,797)
Change in estimated fair value of contingent liabilities	(397)	762
Depreciation and amortization of intangible assets	12,645	11,648
Amortization of premium (discount) on investments, net	1,507	(7,477)
Amortization of debt discount and issuance fees	17,743	22,562
Amortization of commercial license and other economic rights	2,505	10,047
Gain on debt extinguishment	(659)	—
Share-based compensation	20,752	18,215
Deferred income taxes	(19,311)	57,766
Loss from short-term investments	17,143	8,524
Other	(1,525)	(4,253)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(5,080)	33,892
Inventory	(4,914)	(1,500)
Accounts payable and accrued liabilities	9,894	(3,302)
Income tax receivable and payable	12,026	16,571
Other economic rights	—	(12,000)
Other	466	2,678
Net cash provided by (used in ) operating activities	54,049	(21,997)

Cash flows from investing activities:
Proceeds from sale of Promacta license	—	812,797
Purchase of short-term investments	(337,016)	(1,682,586)
Proceeds from sale of short-term investments	389,296	144,182
Proceeds from maturity of short-term investments	589,155	1,274,851
Cash paid for acquisition, net of cash acquired	(26,857)	(11,840)
Cash paid for equity method investment	(500)	(1,000)
Other	(228)	(6,307)
Net cash provided by investing activities	613,850	530,097

Cash flows from financing activities:
Repurchase of 2023 Notes	(203,210)	—
Repayment of 2019 Notes	—	(27,323)
Proceeds from convertible bond hedge settlement	—	12,401
Payments to convertible bond holders for bond conversion	—	(12,401)
Net proceeds from stock option exercises and ESPP	2,459	2,856
Taxes paid related to net share settlement of equity awards	(1,429)	(2,906)
Share repurchase	(73,287)	(371,106)
Payments to CVR Holders	(2,325)	(3,000)
Other	(5,224)	—
Net cash used in financing activities	(283,016)	(401,479)
Effect of exchange rate changes on cash	(50)	(88)
Net increase in cash, cash equivalents and restricted cash	384,833	106,533
Cash, cash equivalents and restricted cash at beginning of period	72,273	119,780
Cash, cash equivalents and restricted cash at end of period	$457,106	$226,313

Supplemental disclosure of cash flow information:
Interest paid	$2,531	$3,015
Taxes paid	$2,130	$93,817
Restricted cash in other current assets	$190	$1,011

Supplemental schedule of non-cash activity:
Accrued fixed asset purchases	$381	$—
Accrued inventory purchases	$1,390	$—
Accrued financing lease payment	$2,500	$—
Unrealized gain (loss) on AFS investments	$(109)	$699
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

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform with the current period presentation. Specifically, effective the second quarter of 2020, we began to include our investment in Viking in “short-term investments” in the condensed consolidated balance sheet, and present “gain (loss) from short-term investments” in the condensed consolidated statements of operations to include both the gain (loss) from investment in Viking and other short-term investments, which was previously included in “other income, net”. As a result, the audited consolidated balance sheet as of December 31, 2019 and the condensed consolidated statements of operations for the three and nine months ended September 30, 2019 have been reclassified to conform to the current period presentation.

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

Impact of COVID-19 Pandemic

The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees and partners, patients, communities and business operations, as well as the U.S. and global economy and financial markets. International and U.S. governmental authorities in impacted regions have taken actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, we have restricted in-person access to our executive offices, our administrative employees are mostly working remotely, and we have limited the number of staff in our research and development laboratories and other facilities. The continued spread of the COVID-19 pandemic and the measures taken by the governments of countries have affected, and could continue to affect, our business and the business of our partners, including future disruptions to our supply chain and the manufacture or shipment of drug substance and finished drug product for Captisol, delays by us or our partners in the initiation or enrollment of patients in clinical trials, discontinuations by patients enrolled in clinical trials, difficulties launching or commercializing products and other related activities, which could delay ongoing clinical trials, increase development costs, reduce royalty revenues and have a material adverse effect on our business, financial condition and results of operations. Several of our partners have reported that their operations have been impacted including delays in research and development programs and deprioritizing clinical trials in favor of treating patients who have contracted the virus or to prevent the spread of the virus. This may lead to clinical trial protocol deviations or to discontinuation of treatment for patients who are currently enrolled in the clinical trials being conducted by us or our partners. In addition, certain of our partners have reported negative impacts on product sales which will impact our royalty revenues.

Some of our partners are working to develop drugs to treat COVID-19. For example, we are supplying Captisol to partners, including Gilead for Veklury® (remdesivir), the first FDA-approved treatment for COVID-19 for the treatment of patients with COVID-19 requiring hospitalization and, as a result, we have extended our Captisol supply agreement with Gilead until September 2030 and worked to increase our manufacturing of Captisol to meet this increased demand. We believe our existing production capacity, together with our planned expansion, will provide adequate supply of Captisol and do not expect any significant risk or disruption to our supply chain for the foreseeable future. In addition, certain of our OmniAb and Vernalis partners have initiated antibody discovery programs for the potential treatment of COVID-19.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, the businesses of our partners, our results of operations and our financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, including the timing and extent of governments reopening or further restricting activities, and the economic impact on local, regional, national and international markets.

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

Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The new guidance simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This standard removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This standard is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on our condensed consolidated financial statements or disclosures.

Revenue

Our revenue is generated primarily from royalties on sales of products commercialized by our partners, Captisol material sales, and contract revenue for services, license fees and development, regulatory and sales based milestone payments.

Royalties

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

Contract Revenue

Our contract revenue includes service revenue, license fees and future contingent milestone based payments. We recognize service revenue for contracted R&D services performed for our customers over time. We measure our progress using an input method based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time we estimate it will take us to complete the activities, or costs we incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make estimates and use judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.

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

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheet. Except for royalty revenue and certain service revenue, we generally receive payment at the point we satisfy our obligation or soon after. Therefore, we do not generally carry a contract asset balance. Any fees billed in advance of being earned are recorded as deferred revenue. During the three and nine months ended September 30, 2020, the amount recognized as revenue that was previously deferred was $5.8 million and $8.3 million, respectively. During the three and nine months ended September 30, 2019, the amount recognized as revenue that was previously deferred was $1.0 million and $5.0 million, respectively. We expect to satisfy the performance obligations related to long-term deferred revenue within the next 3 years.

Disaggregation of Revenue

The following table represents disaggregation of royalties, Captisol and contract revenue (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Royalties
Kyprolis	$6,923	$7,602	$16,809	$16,317
Evomela	1,802	1,515	4,577	3,570
Other	280	650	1,365	1,851
Promacta	—	—	—	14,193
	$9,005	$9,767	$22,751	$35,931

Captisol	$23,389	$6,849	$68,966	$24,357

Contract
Service Revenue	$7,341	$4,548	$15,280	$12,990
License Fees	158	243	1,793	3,083
Milestone	960	2,674	4,766	15,425
Other	995	727	2,873	1,493
	$9,454	$8,192	$24,712	$32,991

Total	$41,848	$24,808	$116,429	$93,279

Short-term Investments
Our investments, excluding investment in Viking, consist of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020				December 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Short-term investments
Bank deposits	$68,226	$101	$—	$68,327	$411,690	$188	$(3)	$411,875
Corporate bonds	27,125	102	—	27,227	63,818	161	—	63,979
Commercial paper	47,943	60	—	48,003	210,525	43	(16)	210,552
Corporate equity securities	4,484	415	(2,624)	2,275	4,506	416	(1,850)	3,072
Mutual fund	151,513	204	—	151,717	250,635	—	(249)	250,386
Warrants	—	155	—	155	—	125	—	125
	$299,291	$1,037	$(2,624)	$297,704	$941,174	$933	$(2,118)	$939,989

In addition, as of September 30, 2020 and December 31, 2019, we recorded shares of Viking common stock we own at fair value of $33.9 million and $48.4 million, respectively, in “Short-term investments” in our consolidated balance sheets. We also own warrants to purchase up to 1.5 million shares of Viking's common stock at an exercise price of $1.50 per share. We recorded the warrants in “Short-term investments” in our consolidated balance sheet at fair value of $6.6 million and $9.9 million at September 30, 2020 and December 31, 2019, respectively.

Gain (loss) from short-term investments on our condensed consolidated statements of operations includes both realized and unrealized gain (loss) from our short-term investments in public equity and warrant securities.

For available-for-sale debt securities with unrealized losses, the new credit losses standard (Topic 326) now requires allowances to be recorded instead of reducing the amortized cost of the investment. This standard limits the amount of credit losses to be recognized for available-for-sale debt securities to be the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The provisions of the new credit losses standard did not have a material impact on our available-for-sale debt securities during the three and nine months ended September 30, 2020.

The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	September 30, 2020
	Amortized Cost	Fair Value
Within one year	$121,452	$121,610
After one year through five years	21,842	21,947
After five years	—	—
Total	$143,294	$143,557

The following table summarizes our available-for-sale debt securities in an unrealized loss position (in thousands):

	Less than 12 months		12 months or greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
September 30, 2020
Bank deposits	$—	$5,011	$—	$—	$—	$5,011
Corporate bonds	(0.4)	3,007	—	—	(0.4)	3,007
Total	$(0.4)	$8,018	$—	$—	$(0.4)	$8,018

December 31, 2019
Bank deposits	$(3)	$58,584	$—	$—	$(3)	$58,584
Commercial paper	(16)	79,363	—	—	(16)	79,363
Total	$(19)	$137,947	$—	$—	$(19)	$137,947

Our investment policy is capital preservation and we only invested in U.S.-dollar denominated investments. We held a total of 2 positions which were in an unrealized loss position as of September 30, 2020. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses are largely due to changes in interest rates and not to unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. We do not intend to sell these securities nor do we believe that we will be required to sell these securities before the recovery of the amortized cost basis. Accordingly, no credit losses were recognized for the three and nine months ended September 30, 2020.

Accounts Receivable and Allowance for Credit Losses

Our accounts receivable arise primarily from sales on credit to customers. We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. During the three and nine months ended September 30, 2020, we considered the current and expected future economic and market conditions including, but not limited to, the anticipated unfavorable impacts of the surrounding novel coronavirus (COVID-19) pandemic on our business and recorded an adjustment of $(0.1) million and $0.2 million, of allowance for credit losses, respectively, as of September 30, 2020.

Inventory

Inventory, which consists of finished goods, is stated at the lower of cost or net realizable value. We determine cost using the first-in, first-out method or the specific identification method.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Goodwill	$102,136	$95,229
Definite lived intangible assets
Complete technology	257,317	242,813
Less: accumulated amortization(1)	(59,869)	(50,203)
Trade name	2,642	2,642
Less: accumulated amortization	(1,279)	(1,180)
Customer relationships	40,700	29,600
Less: accumulated amortization	(14,929)	(13,224)
Total goodwill and other identifiable intangible assets, net	$326,718	$305,677

(1) Accumulated amortization for complete technology includes immaterial amount of foreign currency translation adjustments for the complete technology acquired from the Vernalis acquisition.

Commercial License and Other Economic Rights

Commercial license and other economic rights consist of the following (in thousands):

	September 30, 2020			December 31, 2019
	Gross	Adjustments(1)	Net	Gross	Adjustments(2)	Net
Aziyo and CorMatrix	$17,696	$(9,644)	$8,052	$17,696	$(5,500)	$12,196
Palvella	10,000	(10,000)	—	10,000	(7,492)	2,508
Selexis and Dianomi	10,602	(7,820)	2,782	10,602	(5,216)	5,386
Total	$38,298	$(27,464)	$10,834	$38,298	$(18,208)	$20,090

(1) Amounts represent accumulated amortization to principal or research and development expenses of $21.5 million and credit loss adjustments of             $6.0 million as of September 30, 2020.
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

In May 2017, we entered into a Royalty Agreement with Aziyo pursuant to which we will receive royalties from certain marketed products that Aziyo acquired from CorMatrix. We account for the Aziyo commercial license right as a financial asset, and in accordance with ASC 310, Receivables, we amortize the commercial license right using the effective interest method whereby we forecast expected cash flows over the term of the arrangement to arrive at an annualized effective interest. The annual effective interest associated with the forecasted cash flows from the Royalty Agreement with Aziyo as of September 30, 2020 is 23%. Revenue is calculated by multiplying the carrying value of the commercial license right by the effective interest.

In December 2018, we entered into a development funding and royalties agreement with Palvella. Pursuant to the agreement, we may receive up to $8.0 million of milestone payments upon the achievement by Palvella of certain corporate, financing and regulatory milestones for PTX-022, a product candidate being developed to treat pachyonychia congentia. In addition to the milestone payments, Palvella will pay us tiered royalties from 5.0% to 9.8% based on any aggregate annual worldwide net sales of any PTX-022 products, subject to Palvella’s right to reduce the royalty rates by making payments in certain circumstances. We paid Palvella an upfront payment of $10.0 million, which Palvella is required to use to fund the development of PTX-022. We are not obligated to provide additional funding to Palvella for the development or commercialization of PTX-022. We determined the economic rights related to Palvella should be characterized as a funded research and development arrangement, thus we account for it in accordance with ASC 730-20, Research and Development Arrangements, and reduce our asset as the funds are expended by Palvella. As of September 30, 2020, the fund has been fully expended by Palvella and our cost basis for the asset has been reduced to zero, we will recognize milestones and royalties as revenue when earned. During the second quarter of 2020, we recorded a $3.0 million milestone from Palvella under contract revenue, which has been included in our condensed consolidated statement of operations for the nine months ended September 30, 2020.

We recorded a $5.5 million pre-tax reserve for credit losses upon adoption of the new credit losses on January 1, 2020. We estimated the credit losses at the individual asset level by considering the performance against the programs, the company operating performance and the macroeconomic forecast. In addition, we have judgmentally applied credit loss risk factors to the future expected payments with consideration given to the timing of the payment. Given the higher inherent credit risk associated with longer term receivables, we applied a lower risk factor to the earlier years and progressively higher risk factors to the later years. During the nine months ended September 30, 2020, we further considered the current and expected future economic and market conditions surrounding novel coronavirus (COVID-19) pandemic and recorded an additional $0.5 million reserve for credit losses in other expense, net, in our condensed consolidated statement of operations.

See further detail described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements in our 2019 Annual Report.

Other Assets

Other assets consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Captisol manufacturing ramp up fee	$9,215	$—
Long-term investment receivable	2,000	—
Equity investment	813	750
Deposits	138	219
Other	1,538	1,388
Total other assets	$13,704	$2,357

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Compensation	$4,840	$1,986
Professional fees	1,226	1,135
Amounts owed to former licensees	407	381
Royalties owed to third parties	805	—
Return reserve	2,835	3,027
Current operating lease liabilities	1,029	1,242
Accrued interest	1,437	690
Other	1,919	1,375
Total accrued liabilities	$14,498	$9,836

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
SBC - Research and development expenses	$3,094	$2,481	$8,510	$7,136
SBC - General and administrative expenses	4,646	3,816	12,242	11,079
	$7,740	$6,297	$20,752	$18,215

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.3%	1.6%	1.0%	2.4%
Dividend yield	—	—	—	—
Expected volatility	59%	41%	55%	43%
Expected term	4.9	5.3	4.8	5.2

Net Income (loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period.

For the three and nine months ended September 30, 2020, all of the 0.70 million and 0.65 million, respectively, weighted average shares of outstanding equity awards as of September 30, 2020 were anti-dilutive due to the net loss for the period.

For the three months ended September 30, 2019, all of the 0.70 million weighted average shares of outstanding equity awards as of September 30, 2019 were anti-dilutive due to the net loss for the period

Potentially dilutive common shares consist of shares issuable under the 2023 Notes, stock options and restricted stock. The 2023 Notes have a dilutive impact when the average market price of our common stock exceeds the applicable conversion price of the respective notes. It is our intent and policy to settle conversions through combination settlement, which involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. Potentially dilutive common shares from stock options and restricted stock are determined using the average share price for each period under the treasury stock method. In addition, the following amounts are assumed to be used to repurchase shares: proceeds from exercise of stock options and the average amount of unrecognized compensation expense for the awards. See Note 4 - Convertible Senior Notes and Note 6 - Stockholders’ Equity.

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Weighted average shares outstanding:	16,082	18,770	16,222	19,586
Dilutive potential common shares:
Restricted stock	—	—	—	35
Stock options	—	—	—	728
Shares used to compute diluted income per share	16,082	18,770	16,222	20,349
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	7,028	11,549	8,330	8,694

2. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents the hierarchy for our assets and liabilities measured at fair value (in thousands):

	September 30, 2020				December 31, 2019
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments, excluding Viking(1)	$2,274	$295,275	$155	$297,704	$3,073	$936,791	$125	$939,989
Investment in Viking common stock	33,869	—	—	33,869	48,425	—	—	48,425
Investment in Viking warrants(2)	6,581	—	—	6,581	9,910	—	—	9,910
Total assets	$42,724	$295,275	$155	$338,154	$61,408	$936,791	$125	$998,324
Liabilities:
Crystal contingent liabilities(3)	$—	$—	$800	$800	$—	$—	$2,659	$2,659
CyDex contingent liabilities	—	—	509	509	—	—	348	348
Metabasis contingent liabilities(4)	—	4,985	—	4,985	—	5,935	—	5,935
Icagen contingent liabilities(5)	—	—	4,504	4,504	—	—	—	—
Amounts owed to former licensor	71	—	—	71	75	—	—	75
Total liabilities	$71	$4,985	$5,813	$10,869	$75	$5,935	$3,007	$9,017

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
5.The fair value of Icagen contingent liabilities was determined using a probability weighted income approach. Most of the contingent payments are based on certain revenue milestones as defined in the asset purchase agreement with Icagen. The fair value is subjective and is affected by changes in inputs to the valuation model including management’s estimates regarding the timing and probability of achievement of certain developmental and regulatory milestones. Changes in these estimates may materially affect the fair value. During the third quarter of 2020, we paid a $0.5 million contingent liability based on revenue milestones to Icagen.

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

There were no triggering events identified and no indication of impairment of our goodwill, indefinite-lived intangible assets, or long-lived assets during the three and nine months ended September 30, 2020.

3. Acquisitions

Taurus Acquisition

On September 9, 2020, we acquired Taurus, which discovers and develops novel antibodies from immunized cows and cow-derived libraries. The purchase price of $5.1 million included $4.6 million in cash, and a $0.5 million holdback to satisfy indemnification obligations which will be settled by September 2021. We also issued nontransferable CVRs for up to $4.5 million tied to partnered and internal research and development and for up to $25.0 million as a 25% share of post-clinical Taurus product revenues (including milestone payments) received by us. We evaluated this acquisition in accordance with ASC 805, Business Combinations, to discern whether the assets and operations of Taurus met the definition of a business. We concluded that substantially all of the fair value of the gross assets acquired is concentrated in the acquired core technology. Accordingly, we accounted for this transaction as an asset acquisition. Of the $5.1 million consideration transferred, we recognized (1) $0.05 million of tangible assets acquired, and (2) $5.0 million of core completed technology intangibles acquired. The core technology is being amortized on a straight-line basis over the estimated useful life of 10 years. We account for the CVRs in accordance with ASC 450, Contingencies, when the contingency is resolved and the liability becomes payable. None of the CVRs are recognized as of the acquisition date.

xCella Acquisition

On September 8, 2020, we acquired xCella, an antibody discovery company. We paid $7.1 million in cash (including a $0.5 million holdback to satisfy indemnification obligations which will be settled by September 2021), and issued earnout rights for up to $5.0 million tied to our use of the xCella technology for partnered research and development and for up to $25.75 million as a 25% share of any future milestone payments we received under a certain existing xCella partner arrangement. We evaluated this acquisition in accordance with ASC 805, Business Combinations, to discern whether the assets and operations of xCella met the definition of a business. We concluded that substantially all of the fair value of the gross assets acquired is concentrated in the acquired core technology. Accordingly, we accounted for this transaction as an asset acquisition. Of the $7.1 million consideration transferred, we recognized (1) $0.2 million of tangible assets acquired, (2) $(0.1) million of liabilities assumed, (3) $7.8 million of core completed technology acquired, and (4) $(0.8) million of deferred tax liability. The core technology is being amortized on a straight-line basis over the estimated useful life of 15 years. We account for the earnout rights in accordance with ASC 450, Contingencies, when the contingency is resolved and the liability becomes payable. None of the earnout rights are recognized as of the acquisition date.

Icagen Acquisition

On April 1, 2020, we acquired the core assets, including its partnered programs and ion channel technology from Icagen and certain of its affiliates. The acquisition was accounted for as a business combination and we applied the acquisition method of accounting. Accordingly, we recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. We did not incur any material acquisition related costs.

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

Ab Initio Acquisition

On July 23, 2019, we acquired privately-held Ab Initio Biotherapeutics, Inc., an antigen-discovery company located in South San Francisco, California. The acquisition was accounted for as a business combination and we applied the acquisition method of accounting. Accordingly, we recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. We did not incur any material acquisition related costs.

The purchase price of $12.0 million included $11.86 million cash consideration paid upon acquisition, net of cash acquired, and $0.15 million cash holdback for potential indemnification claims, which was paid during the third quarter of 2020. As the acquisition is not considered significant, pro forma information has not been provided. The results of Ab Initio have been included in our results of operations since the date of acquisition.

The allocation of the purchase price consisted of (1) $0.03 million of fair value of tangible assets acquired, (2) $(0.08) million of liabilities assumed, (3) $7.40 million of acquired technologies, (4) $(0.15) million of deferred tax liability in connection with the acquired intangibles, and (5) $4.81 million of goodwill, none of which is deductible for tax purposes. The fair value of the core technology was based on the discounted cash flow method that estimated the present value of the potential royalties, milestones, and collaboration revenue streams derived from the licensing of the related technologies. These projected cash flows were discounted to present value using a discount rate of 12%. The fair value of the core technology is being amortized on a straight-line basis over the weighted average estimated useful life of the approximately 20 years.

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

The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $248.48. As of September 30, 2020, the “if-converted value” did not exceed the principal amount of the 2023 Notes. In connection with the issuance of the 2023 Notes, we incurred $16.9 million of issuance costs, which primarily consisted of underwriting, legal and other professional fees. The portion of these costs allocated to the liability component totaling $13.7 million is amortized to interest expense using the effective interest method over the five year expected life of the 2023 Notes. It is our intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion.

In March 2020, we repurchased $234.4 million in principal of the 2023 Notes for $203.8 million in cash, including accrued interest of $0.6 million. We accounted for the repurchase as a debt extinguishment, which resulted (1) a gain of $0.7 million reflected in other income (expense), net, in our condensed consolidated statement of operations for the nine months ended September 30, 2020; (2) a $32.7 million reduction in debt discount, and (3) a $2.7 million reduction to additional paid in capital, net of tax, related to the reacquisition of the equity component in our condensed consolidated balance sheet as of September 30, 2020. After the repurchases, approximately $515.6 million in principal amount of the 2023 Notes remain outstanding.

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

The following table summarizes information about the 2023 Notes (in thousands):

	September 30, 2020	December 31, 2019
Principal amount of the 2023 Notes outstanding	$515,560	$750,000
Unamortized discount (including unamortized debt issuance cost)	(60,587)	(111,041)
Total long-term portion of notes payable	$454,973	$638,959

Carrying value of equity component of the 2023 Notes	$55,339	$101,422
Fair value of the 2023 Notes outstanding (Level 2)	$464,958	$647,280

5. Income Tax

Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three and nine months ended September 30, 2020 was 42.3% and 37.1%, respectively. The variances from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2020 were primarily attributable to the mix of earnings in the jurisdictions with lower statutory rates than the U.S. and tax deductions related to stock award activities offset by tax deductions related to foreign derived intangible income tax credits. The effective tax rate for the three and nine months ended September 30, 2019 was 23.2% and 20.9%, respectively. The variances from the U.S. federal statutory tax rate of 21% for the three months ended September 30, 2019 were primarily attributable to the mix of earnings in the jurisdictions with lower statutory tax rates than the U.S..

6. Stockholders’ Equity

We grant options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 9, Stockholders’ Equity, of Notes to Consolidated Financial Statements in our 2019 Annual Report.

The following is a summary of our stock option and restricted stock activity and related information:

	Stock Options		Restricted Stock Awards
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2019	1,956,379	$77.54	147,259	$125.11
Granted	480,250	$90.08	104,306	$89.58
Options exercised/RSUs vested	(113,107)	$23.91	(50,053)	$122.16
Forfeited	(10,200)	$72.01	—	$—
Balance as of September 30, 2020	2,313,322	$82.79	201,512	$107.45

As of September 30, 2020, outstanding options to purchase 1.6 million shares were exercisable with a weighted average exercise price per share of $72.60.

Employee Stock Purchase Plan

The price at which common stock is purchased under the Amended Employee Stock Purchase Plan, or ESPP, is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of September 30, 2020, 56,079 shares were available for future purchases under the ESPP.

Share Repurchases

During the first quarter of 2020, we repurchased $73.3 million of our common stock under our stock repurchase programs as discussed below. We did not have any share repurchases during the second and third quarter of 2020.

On September 11, 2019, our Board of Directors approved a stock repurchase program authorizing, but not obligating, the repurchase of up to $500.0 million of our common stock from time to time over the next three years. We expect to acquire shares primarily through open-market transactions and may enter into Rule 10b5-1 trading plans, to facilitate open-market repurchases. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Authorization to repurchase $253.5 million of our common stock remained available as of September 30, 2020.

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

On September 16, 2019, CyDex received a Paragraph IV certification Notice Letter from Lupin Ltd. (“Lupin”) stating that Lupin had submitted an ANDA to the FDA, seeking approval to manufacture, offer to sell, and sell a generic version of EVOMELA® prior to the expiration of any of the ’077 patent; the ’088 patent, the ’582 patent, or the ’872 patent, and alleging that these patents, each of which relates to Captisol®, are invalid, unenforceable, and/or would not be infringed by Lupin’s ANDA product. CyDex filed a complaint on October 29, 2019, alleging patent infringement against Lupin. Lupin filed an answer on December 11, 2019 and counterclaimed for declaratory judgments of invalidity and non-infringement as to all four patents and CyDex filed its answer to Lupin’s counterclaims on January 2, 2020. Fact discovery is ongoing. The Court’s scheduling order sets close of discovery on May 7, 2021 and a five day bench trial starting on December 13, 2021.

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

9. Assets Held for Sale

As discussed in Note 10 - Subsequent Events, we entered into an agreement to divest Vernalis (R&D) Limited in October 2020. As a result of meeting the criteria to classify the disposal group as held for sale under generally accepted accounting principles, Vernalis (R&D) Limited was classified as held for sale as of September 30, 2020. Assets classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell and are not depreciated or amortized. Classification of our disposal group held for sale occurs when sufficient authority to sell the disposal group has been obtained, the disposal group is available for immediate sale and its sale is probable within one year. If at any time these criteria are no longer met, the disposal group would be reclassified as held and used. We evaluate the held for sale classification during each reporting period. The disposal group did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations for the three and nine months ended September 30, 2020.

We did not have any assets held for sale as of December 31, 2019. The following table presents the carrying amounts of major classes of assets and liabilities related to assets held for sale with respect to the Vernalis (R&D) Limited divestiture as of September 30, 2020.

September 30, 2020
Assets:
Accounts receivable, net	$2,581
Other current assets	2,871
Property and equipment, net	2,445
Operating lease right-of-use assets	5,246
Total assets held for sale	$13,143

Liabilities:
Accounts payable	$463
Accrued liabilities	1,697
Deferred revenue	2,464
Long-term operating lease liability	5,084
Other long-term liabilities	653
Total liabilities related to assets held for sale	$10,361

10. Subsequent Events

Pfenex Acquisition

On October 1, 2020, we completed the acquisition of Pfenex for $437.5 million in cash, plus one non-transferable CVR per share representing the right to receive an aggregate contingent payment of $78 million in cash if a certain specified milestone is achieved. The acquisition was funded using cash on hand. We are currently evaluating the accounting impact of this transaction and anticipate using ASC 805, Business Combinations, but the initial purchase price allocation is not yet complete.

Divestiture of Vernalis Research Operations

On October 11, 2020, we and our wholly-owned subsidary Vernalis Limited, a company incorporated in England (“Seller”), entered into an Agreement for the Sale and Purchase of the Entire Issued Share Capital of Vernalis (R&D) Limited (the “Purchase and Sale Agreement”) with HitGen UK Ltd, a company incorporated in England (“Buyer”), and HitGen Inc., a company incorporated in China (“HitGen”), pursuant to which Ligand and Seller agreed to sell the entire issued share capital of Vernalis (R&D) Limited, a company incorporated in England and a wholly-owned subsidiary of Seller (“Vernalis”), which constitutes the sale of the Vernalis business operations including the Vernalis Design Platform. Under the terms of the Purchase and Sale Agreement, at the closing of the transaction, Buyer will pay $25.0 million in cash, subject to a working capital adjustment. In addition, Buyer will pay to Ligand any net receipts pursuant to completed collaboration licenses and a share of any net receipts pursuant to ongoing research collaboration agreements. The closing is expected to occur in the fourth quarter of 2020.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Part II, Item 1A: "Risk Factors." This outlook represents our current judgment on the future direction of our business. These statements include those related to our Captisol-related revenues and manufacturing capacity, our Kyprolis, and other product royalty revenues, the impact of COVID-19, product returns, and product development. Actual events or results may differ materially from our expectations. For example, there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s), that we will be able to retain our key employees or that we will be able to enter into any strategic partnerships or other transactions. We cannot assure you that we will receive expected Kyprolis, Captisol and other product revenues to support our ongoing business or that our internal or partnered pipeline products will progress in their development, gain marketing approval or achieve success in the market, or that the closing conditions of the transaction to divest the Vernalis business will be satisfied. Ligand may not achieve the growth prospects and synergies expected from its acquisitions of Pfenex, xCella and Taurus, and may experience delays, challenges and expenses associated with integrating the related businesses. In addition, ongoing or future arbitration, or litigation or disputes with third parties may have a material adverse effect on us. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to make any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Our trademarks, trade names and service marks referenced herein include Ligand. Each other trademark, trade name or service mark appearing in this quarterly report belongs to its owner.

References to “Ligand Pharmaceuticals Incorporated,” “Ligand,” the “Company,” “we” or “our” include Ligand Pharmaceuticals Incorporated and our wholly owned subsidiaries.

Overview

We are a revenue generating biopharmaceutical company focused on developing and acquiring technologies that help pharmaceutical companies discover and develop medicines. We employ research technologies such as antibody discovery technologies, structure-based drug design, formulation science and liver targeted pro-drug technologies to assist companies in their work toward securing prescription drug and biologic approvals. We currently have partnerships and license agreements with over 120 pharmaceutical and biotechnology companies. Over 200 different programs are in various stages of commercialization and development and fully funded by our collaboration partners and licensees. We have contributed novel research and technologies for approved medicines that treat cancer, osteoporosis, fungal infections and postpartum depression, among others. Our collaboration partners and licensees have programs currently in clinical development targeting cancer, seizure, diabetes, cardiovascular disease, muscle wasting, liver disease, and kidney disease, among others. We have over 1,400 issued patents worldwide.

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

Our revenue is generated primarily from: royalties on sales of products commercialized by our partners, sale of Captisol material, and contract revenue which consists of service revenue for contracted R&D services performed for our customers over time, license fees, contingent milestone payments and other payments. In addition to discovering and developing our own proprietary drugs, we selectively pursue acquisitions to bring in new assets, pipelines, and technologies to aid in generating additional potential new revenue streams.

Impact of COVID-19 Pandemic

Please see impact of COVID-19 pandemic described in Item 1. Condensed Consolidated Financial Statements - Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”. For additional information on the various risks posed by COVID-19 pandemic, please read Item 1A. Risk Factors included in this report.

Portfolio Program Updates

OmniAb® Platform Updates

OmniAb is our multi-species antibody platform for the discovery of mono- and bi-specific therapeutic human antibodies. As of the third quarter of 2020, more than 8,500 clinical subjects have been or are planned to be treated by partners in clinical trials with OmniAb-derived antibodies. New clinical programs are pending at Johnson & Johnson and Merck, among others. Ligand expects the first regulatory submission for OmniAb-derived antibodies in 2021, with potential for as many as 10 approvals expected by 2025.

As part of the OmniAb platform, we recently announced OmniTaur™, featuring Ultralong CDR-H3 humanized binding domains recently acquired from Taurus Biosciences. The OmniAb platform also includes the ultra-high resolution, high-speed automated antibody selection technology acquired from xCella Biosciences.

Multiple OmniAb partners reported clinical or regulatory progression with OmniAb-derived antibodies during the third quarter of 2020. Additionally, three of our partners (Takeda, Immunoprecise and Genovac) are pursuing development of therapeutic antibodies for the treatment of COVID-19 that were discovered with OmniAb.

CStone Pharmaceuticals announced the formation of a $480 million strategic collaboration that encompasses a $200 million equity investment by Pfizer Hong Kong in CStone, collaboration between CStone and Pfizer Investment for the development and commercialization of CStone’s PD-L1 antibody sugemalimab (CS1001) in mainland China and a framework between CStone and Pfizer Investment to bring additional oncology assets to the Greater China market. CStone announced updated results from two clinical studies of sugemalimab at the 2020 Chinese Society of Clinical Oncology Annual Meeting. CStone announced that sugemalimab met the primary endpoint as first-line treatment in stage IV squamous and non-squamous non-small cell lung cancer.

Immunovant announced positive topline results from a multicenter, placebo-controlled Phase 2a trial (ASCEND MG) of IMVT-1401, a novel investigational anti-FcRn antibody delivered by subcutaneous injection, in patients with myasthenia gravis (MG). A registration-enabling Phase 3 MG trial is expected to initiate in the first half of 2021.

Captisol® Business Updates

To date in 2020, we have entered into more than 120 Captisol research use agreements and eight clinical and/or commercial license agreements. This is the highest number of use agreements to be signed in a single year since the invention of Captisol.

Captisol is utilized in the formulation of Gilead Sciences’ Veklury® (remdesivir), which on October 22, 2020 received U.S. FDA approval for the treatment of patients with COVID-19 requiring hospitalization. The product has regulatory approvals for the treatment of moderate or severe COVID-19 in over 50 countries and is included in more than 30 ongoing clinical trials. We are supplying Captisol to Gilead under a recently signed 10-year supply agreement. We are also supplying Captisol to Gilead’s voluntary licensing generic partners who are manufacturing remdesivir for 127 low- and middle-income countries.

Partner Marinus was recently awarded a BARDA contract by the U.S. government to develop Captisol-enabled IV ganaxolone for the treatment of refractory status epilepticus (RSE) caused by nerve agent exposure. Marinus also announced it had satisfied the FDA protocol-specific questions for the registrational Phase 3 trial (the RAISE trial) in RSE, allowing the company to begin patient enrollment in October. Topline data are anticipated in the first half of 2022.

We plan to initiate a potentially pivotal trial for CE-Iohexol in December 2020. CE-Iohexol is an iodine-based contrast agent for hospital-based imaging procedures.

Protein Expression Technology Platform Updates

On October 1, 2020, we closed the previously announced acquisition of Pfenex, Inc. Pfenex brings to us a proprietary protein expression technology, as well as major collaborations with Jazz Pharmaceuticals, Merck, Serum Institute of India and Alvogen, each of which has potential to contribute meaningfully to our royalty revenue. Our partner Merck announced positive data from two Phase 3 studies with V114, which uses the protein expression technology, evaluating the safety, tolerability and immunogenicity of the investigational 15-valent pneumococcal conjugate vaccine with plans for global regulatory licensure applications in the fourth quarter 2020. Also using the platform, Jazz Pharmaceutical’s Erwinaze supply challenges due to issues with their manufacturer were solved, resulting in a robust process showing manufacturing consistency and efficiency. The program was completed from commencement to projected first BLA filing in approximately four years.

We entered into a new 10-year CRM197 supply agreement with a global multi-national pharmaceutical partner focused on vaccine development.

Other Business Updates

We announced the sale of our Vernalis research operations and internal programs to HitGen Inc. for $25 million in cash. Under the terms of the agreement, we will retain economic rights on completed collaboration licenses as well as a share of the economic rights on current research collaboration contracts. The transaction is expected to close in the fourth quarter of 2020, subject to customary closing conditions.

Several partners also had significant regulatory, financing and business updates during the third quarter of 2020: Verona Pharma announced initiation of its ENHANCE Phase 3 trials, Retrophin announced enrollment of the first 280 patients in the pivotal Phase 3 PROTECT study of sparsentan in IgA nephropathy, and Sermonix Pharmaceuticals announced a collaboration with Eli Lilly to study lasofoxifene in combination with Lilly’s CDK 4 and 6 inhibitor abemaciclib in metastatic breast cancer.

Results of Operations

Revenue

(Dollars in thousands)	Q3 2020	Q3 2019	Change	% Change	YTD 2020	YTD 2019	Change	% Change
Royalties	$9,005	$9,767	$(762)	(8)%	$22,751	$35,931	$(13,180)	(37)%
Captisol	23,389	6,849	16,540	241%	68,966	24,357	44,609	183%
Contract revenue	9,454	8,192	1,262	15%	24,712	32,991	(8,279)	(25)%
Total revenue	$41,848	$24,808	$17,040	69%	$116,429	$93,279	$23,150	25%

Royalty revenue is a function of our partners’ product sales and the applicable royalty rate. Kyprolis royalty rates are under a tiered royalty rate structure with the highest tier being 3.0%. Evomela has a fixed royalty rate of 20%. On March 6, 2019, we sold all of our rights, title and interest in and to the Promacta license to Royalty Pharma; therefore, the royalty revenue for Promacta only reflected the revenue prior to the sale. Subsequent to March 6, 2019, we no longer recognize revenue related to Promacta. Contract revenue includes service revenue, license fees and development, regulatory and sales based milestone payments.

The following tables represent royalty revenue by program:

(in millions)	Q3 2020 Estimated Partner Product Sales	Effective Royalty Rate	Q3 2020 Royalty Revenue	Q3 2019 Partner Product Sales	Effective Royalty Rate	Q3 2019 Royalty Revenue
Kyprolis	$277.2	2.5%	$6.9	$279.0	2.7%	$7.6
Evomela	9.0	20.0%	1.8	7.5	20.0%	1.5
Other	45.6	0.6%	0.3	50.7	1.3%	0.7
Total	$331.8		$9.0	$337.2		$9.8

(in millions)	YTD 2020 Estimated Partner Product Sales	Effective Royalty Rate	YTD 2020 Royalty Revenue	YTD 2019 Partner Product Sales	Effective Royalty Rate	YTD 2019 Royalty Revenue
Kyprolis	$832.3	2.0%	$16.8	$778.0	2.1%	$16.3
Evomela	22.9	20.0%	4.6	17.7	20.0%	3.5
Other	132.2	1.0%	1.4	142.8	1.3%	1.9
Promacta	N/A	N/A	N/A	225.1	6.3%	14.2
Total	$987.4		$22.8	$1,163.6		$35.9

Q3 2020 vs. Q3 2019

Total revenue increased by $17.0 million, or 69%, to $41.8 million in Q3 2020 compared to $24.8 million in Q3 2019 mainly driven by an increase in Captisol material sales during Q3 2020 attributable to an increased demand from Gilead for remdesivir. See additional remdesivir updates in the Portfolio Program Updates section above.

YTD 2020 vs. YTD 2019

Total revenue increased by $23.2 million, or 25%, to $116.4 million in the YTD 2020 compared to $93.3 million in the same period last year mainly driven by an increase in Captisol material sales during the YTD 2020 attributable to an increased demand from Gilead for remdesivir as mentioned above. The increases were partially offset by our no longer recognizing royalties related to Promacta since the sale of Promacta in March 2019 and the decreased contract revenue due to the disruption from COVID-19 as some partners delay starting clinical trials or paused patient enrollment in ongoing trials.

Operating Costs and Expenses

(Dollars in thousands)	Q3 2020	% of Revenue	Q3 2019	% of Revenue	YTD 2020	% of Revenue	YTD 2019	% of Revenue
Costs of Captisol	$6,353		$3,147		18,680		9,410
Amortization of intangibles	3,875		3,552		11,285		10,560
Research and development	12,853		13,742		37,476		37,244
General and administrative	15,020		9,525		34,353		31,607
Total operating costs and expenses	$38,101	91%	$29,966	121%	$101,794	87%	$88,821	95%

Q3 2020 vs. Q3 2019

Total operating costs and expenses increased by $8.1 million or 27%. Cost of Captisol increased primarily due to higher Captisol sales during Q3 2020 as mentioned above. General and administrative expenses increased primarily due to acquisition integration related costs as well as additional expenses from the Icagen acquisition in April 2020.

YTD 2020 vs. YTD 2019

Total operating costs and expenses increased by $13.0 million or 15%. Cost of Captisol increased primarily due to higher Captisol sales during the YTD 2020 as mentioned above. General and administrative expenses increased primarily due to acquisition integration related costs as well as additional expenses from the Icagen acquisition in April 2020.

Other Income (Expense)

(Dollars in thousands)	Q3 2020	Q3 2019	Change	YTD 2020	YTD 2019	Change
Loss from short-term investments	$(9,862)	$(13,297)	$3,435	$(17,143)	$(8,524)	$(8,619)
Interest income	991	7,396	(6,405)	7,690	22,590	(14,900)
Interest expense	(6,269)	(8,993)	2,724	(21,030)	(26,911)	5,881
Other income (expense), net	(219)	181	(400)	1,940	404	1,536
Total other income (expense), net	$(15,359)	$(14,713)	$(646)	$(28,543)	$(12,441)	$(16,102)

The fluctuation in the gain (loss) from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock and warrants.

Interest income consists primarily of interest earned on our short-term investments. The decreases over the prior periods were due to the decrease in our short-term investment balance resulting from the proceeds used in share repurchases, the 2023 Notes repurchase during the second quarter of 2020 and the acquisition of Icagen, xCella and Taurus during the nine months ended September 30, 2020.

Interest expense includes the 0.75% coupon cash interest expense in addition to the non-cash accretion of discount (including the amortization of debt issuance cost) on our 2023 Notes for the three and nine months ended September 30, 2020. The decreases over the prior periods were primarily due to lower average debt outstanding balance during the current periods as compared to the prior periods. The 2019 Notes were paid off upon the maturity date in August 2019. In March 2020, we repurchased $234.4 million in principal of the 2023 Notes for $203.8 million in cash, including accrued interest of $0.6 million. See Note 4 - Convertible Senior Notes.
Other income, net, for the nine months ended September 30, 2020 increased as compared to the same period last year. The increases were primarily due to a $1.9 million gain on an asset sale during the nine months ended September 30, 2020.

Income Tax Benefit (Expense)

(Dollars in thousands)	Q3 2020	Q3 2019	Change	YTD 2020	YTD 2019	Change
Income (loss) before income taxes	$(11,612)	$(19,871)	$8,259	$(13,908)	$804,814	$(818,722)
Income tax benefit (expense)	4,911	4,620	291	5,162	(168,147)	173,309
Income (loss) from operations	$(6,701)	$(15,251)	$8,550	$(8,746)	$636,667	$(645,413)
Effective tax rate	42.3%	23.2%		37.1%	20.9%

We compute our income tax provision by applying the estimated annual effective tax rate to income from operations and adding the effects of any discrete income tax items specific to the period. The effective tax rate for the three and nine months ended September 30, 2020 was 42.3% and 37.1%, respectively. The variances from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2020 were primarily attributable to the mix of earnings in the jurisdictions with higher statutory rates than the U.S. and tax deductions related to stock award activities, offset by tax deductions related to foreign derived intangible income tax credits. The effective tax rate for the three and nine months ended September 30, 2019 was 23.2% and 20.9%, respectively. The variances from the U.S. federal statutory tax rate of 21% for the three months ended September 30, 2019 were primarily attributable to the mix of earnings in the jurisdictions with lower statutory tax rates than the U.S.

Liquidity and Capital Resources

As of September 30, 2020, our cash, cash equivalents, and marketable securities totaled $795.1 million, which were decreased by $274.8 million from the end of last year, due to factors described in the “Cash Flow Summary” below. This amount excludes our cash payment of $437.5 million million at the closing of our acquisition of Pfenex on October 1, 2020. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. Our short-term investments include U.S. government debt securities, investment-grade corporate debt securities, mutual funds and certificates of deposit. We have established guidelines relative to diversification and maturities of our investments in order to provide both safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Additionally, we own certain securities which are classified as short-term investments that we received as a result of a milestone and an upfront license payment as well as 5.8 million shares of common stock in Viking.

In May 2018, we issued an aggregate principal amount of $750.0 million of the 2023 Notes. In conjunction of the 2023 Notes offering, we used a portion of the proceeds from such issuance totaling $49.7 million to repurchase 260,000 shares of our common stock. In March 2020, we repurchased $234.4 million in principal of the 2023 Notes for $203.8 million in cash, including accrued interest of $0.6 million. After the repurchases, $515.6 million in principal amount of the 2023 Notes remain outstanding. We may continue to use cash on hand to repurchase additional 2023 Notes through open-market transactions, including through Rule 10b5-1 trading plan to facilitate open-market repurchases, or otherwise, from time to time. The timing and amount of repurchase transactions will be determined by management based on the evaluation of market conditions, trading price of the 2023 Notes, legal requirements and other factors. The 2023 Notes were not convertible as of September 30, 2020. It is our intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. See Note 4 - Convertible Senior Notes.

In September 2019, our Board of Directors approved a stock repurchase program authorizing, but not obligating, the repurchase of up to $500.0 million of our common stock from time to time over the next three years. We expect to acquire shares primarily through open-market transactions and may enter into Rule 10b5-1 trading plans to facilitate open-market repurchases. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. During the first quarter of 2020, we repurchased $73.3 million of our common stock under our stock repurchase programs as discussed below. We did not have any share repurchases during the second and third quarter of 2020. Authorization to repurchase $253.5 million of our common stock remained available as of September 30, 2020.

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

As of September 30, 2020, we had $10.8 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.

Leases and Off-Balance Sheet Arrangements

We lease our office facilities under operating lease arrangements with varying terms through September 2026. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases of 3.0%. See further information in Note 8, Leases. We had no off-balance sheet arrangements at September 30, 2020 and December 31, 2019.

Cash Flow Summary

(Dollars in thousands)	YTD 2020	YTD 2019
Net cash provided by (used in):
Operating activities	$54,049	$(21,997)
Investing activities	$613,850	$530,097
Financing activities	$(283,016)	$(401,479)

During the nine months ended September 30, 2020, we repurchased $234.4 million in principal of the 2023 Notes for $203.8 million in cash, including accrued interest of $0.6 million; paid $15.1 million in cash for the Icagen acquisition, $11.6 million in cash for xCella and Taurus acquisitions, and used $73.3 million to repurchase our common stock. During the nine months ended September 30, 2019, we generated $827 million from the sale of Promacta license (including $14.2 million recorded to revenue related to the Promacta royalty for the period between January 1, 2019 and March 6, 2019), used cash for net purchases of short-term investments, used $371.1 million to repurchase our common stock, used $93.8 million to pay federal and state estimated income taxes, paid off the remaining balance of the 2019 Notes in the amount of $27.3 million, paid $12.0 million for the purchase of Novan economic rights and paid $11.8 million for the Ab Initio acquisition (net of cash acquired).

Contractual Obligations

There have been no material changes outside the ordinary course of business to the “Contractual Obligations” table set forth in our 2019 Annual Report, other than our purchase obligations under our agreements with Hovione for Captisol purchases and equipment investment increased by approximately $69 million.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no substantial changes to our market risks in the three and nine months ended September 30, 2020, when compared to the disclosures in Item 7A of our 2019 Annual Report.

Item 4.    Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2020 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Revenues from sales of Captisol material to our collaborative partners, including Amgen and Gilead, represent a significant portion of our current revenues. Any setback that may occur with respect to Captisol could significantly impair our operating results and/or reduce the market price of our stock. Setbacks for Captisol could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the products using Captisol. In addition, revenue from Captisol sales related to remdesivir may not continue or materially increase due to a number of factors, including: if remdesivir is later shown to not be effective or safe for the treatment of COVID-19; the FDA revises or revokes its approval of remdesivir; if alternative therapies or vaccines are approved; or the risk of COVID-19 infection significantly diminishes, in which case the commercial opportunity could be materially and adversely affected.

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

We obtain Captisol from Hovione, our third party manufacturer, primarily at Hovione’s facilities in Portugal and Ireland. If Hovione were to cease to be able, for any reason, to supply Captisol to us in the amounts we require, or decline to supply Captisol to us, we would be required to seek an alternative source, which could potentially take a considerable length of time and impact our revenue and customer relationships. In the event of a Captisol supply interruption, we are permitted to designate and, with Hovione’s assistance, qualify one or more alternate suppliers, although there is no assurance that we could do so timely or at an acceptable costs, if at all. In addition to manufacturing at Hovione’s facilities in Ireland and Portugal, we have now added final step processing capacity for Captisol in both the United States and England.

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

Our recent strategic acquisitions and announced dispositions may adversely affect our stock price, operating results and results of operations.

We recently acquired Pfenex, as well as Taurus and xCella. We may not be able to integrate these acquired business successfully, achieve the expected growth prospects and synergies, expected royalties and other economics or operate such businesses profitably. In addition, such acquisitions may disrupt our current plans and operations, we may not be able to retain key personnel or preserve existing business relationships following such acquisitions, and may incur unexpected costs, charges or expenses resulting from completion of the acquisitions. Further, many of the risks we disclose for our programs and our existing partners’ programs in “Item 1A. Risk Factors” in our 2019 Annual Report would also apply these acquired companies and businesses. For example, the platform we acquired from Pfenex faces many of the same risks that face our OmniAb platform, including that we are entirely dependent on our partners' efforts to develop and commercial products based on the platform.

We also recently announced the disposition of Vernalis (R&D) Limited. We cannot assure you that the closing of this transaction will occur on our expected timeframe or at all, whether as a result of the failure to meet closing conditions or otherwise, including the requirement that required governmental approvals may not obtained or may be delayed. Furthermore, we may not realize expected future benefits from the Vernalis transaction, including from retained licenses and collaboration economics and as a result of indemnification claims under the Vernalis Purchase Agreement and our retention of certain liabilities associated with the Vernalis business.

If we fail to realize the expected benefits from these acquisitions and our proposed Vernalis disposition, our business, results of operations and financial condition could be adversely affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated as of August 10, 2020, by and among Pfenex, Inc., Ligand Pharmaceuticals Incorporated and Pelican Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 2020).
2.2	Agreement and Plan of Merger, dated September 8, 2020, among Ligand Pharmaceuticals Incorporated, xCella Biosciences, Inc. and other persons (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2020).
2.3	Agreement and Plan of Merger, dated September 9, 2020, among Ligand Pharmaceuticals Incorporated, Taurus Biosciences, LLC and other persons (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2020).
2.4	Contingent Value Rights Agreement, dated September 9, 2020, between Ligand Pharmaceuticals Incorporated and Vaughn Smider, as Members' Representative (regarding Taurus Biosciences, LLC acquisition) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2020).
2.5	Contingent Value Rights Agreement, dated as of September 30, 2020, by and between Ligand Pharmaceuticals Incorporated and American Stock Transfer & Trust Company, LLC.*
2.6
Agreement for the Sale and Purchase of the Entire Issued Share Capital of Vernalis (R&D) Limited, dated as of October 11, 2020, by and among Ligand Pharmaceuticals Incorporated, Vernalis Limited, HitGen UK Ltd and HitGen Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 13, 2020).

10.1	Commercial License Agreement, dated September 9, 2020, between Taurus Biosciences, LLC and Minotaur Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2020).
10.2
Amendment to Supply Agreement, dated September 21, 2020, by and between Cydex Pharmaceuticals, Inc. and Gilead Sciences, Inc., which amends that certain Supply Agreement, dated December 2, 2015, by and between Cydex Pharmaceuticals, Inc. and Gilead Sciences, Inc.*

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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Stockholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.*

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL and contained in Exhibit 101.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 6, 2020	By:	/s/ Matthew Korenberg
Matthew Korenberg
Executive Vice President, Finance and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer