Form 10-K
period 2020-12-31
LIGAND PHARMACEUTICALS INC
filed 2021-02-24
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates was approximately $1.2 billion based on the last sales price of the Registrant’s Common Stock on the Nasdaq Global Market of the Nasdaq Stock Market LLC on June 30, 2020. For purposes of this calculation, shares of Common Stock held by directors, officers and 10% stockholders known to the Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of February 18, 2021, the Registrant had 16,612,422 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2020 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2019 Notes	$245.0 million aggregate principal amount of convertible senior unsecured notes due 2019
2023 Notes	$750.0 million aggregate principal amount of convertible senior unsecured notes due 2023
AAALAC	Accreditation of Laboratory Animal Care International
Ab Initio	Ab Initio Biotherapeutics, Inc.
Abvivo	Abvivo, LLC
ACOVA	ACOVA, Inc.
ADHF	Acute decompensated heart failure
Aldeyra	Aldeyra Therapeutics, Inc.
Amended Interest Purchase Agreement	Amended and Restated Interest Purchase Agreement, dated May 31, 2017, between the Company and CorMatrix Cardiovascular, Inc.
Amgen	Amgen, Inc.
ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
Aptevo	Aptevo Therapeutics
Arcus	Arcus Biosciences, Inc.
ASC	Accounting Standards Codification
ASCO	American Society of Clinical Oncology
ASCT	Autologous Stem Cell Transplantation
ASU	Accounting Standards Update
Aurobindo	Aurobindo Pharma Ltd
Aziyo	Aziyo Med, LLC
Baxter	Baxter International, Inc.
BeiGene	BeiGene Switzerland GmbH
BendaRx	BendaRx Corp.
Bexson Biomedical	Bexson Biomedical, Inc.
BLA	Biologics license application
CStone	CStone Pharmaceuticals (Suzhou) Co., Ltd.
CASI	CASI Pharmaceuticals, Inc.
Cardioxyl	Cardioxyl Pharmaceuticals, Inc.
CI-AKI	Contrast-induced acute kidney injury
Code of Conduct	Code of Conduct and Ethics Policy
Coherus	Coherus Biosciences, Inc.
CoM	Composition of Matter
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
Convertible Note	Senior Convertible Promissory Note
COPD	Chronic obstructive pulmonary disease
Cormatrix	Cormatrix Cardiovascular, Inc.
Cormatrix Asset Sale	Asset sale from CorMatrix to Aziyo
Corvus	Corvus Pharmaceuticals, Inc.
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CRO	Contract Research Organization
Crystal	Crystal Bioscience, Inc.
Cumulus	Cumulus Oncology, Ltd.
CVR	Contingent value right

CyDex	CyDex Pharmaceuticals, Inc.
Daiichi Sankyo	Daiichi Sankyo Company, Ltd.
Dianomi	Dianomi Therapeutics, Inc.
DMF	Drug Master File
ESG	Environmental, Social and Governance
Eisai	Eisai Inc.
Eli Lilly	Eli Lilly and Company
ECM	Extracellular matrix
EPA	Environmental Protection Agency
ESPP	Employee Stock Purchase Plan, as amended and restated
EU	European Union
Exelixis	Exelixis, Inc.
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
FSGS	Focal segmental glomerulosclerosis
GAAP	Generally accepted accounting principles in the United States
GBM	Glioblastoma
Genagon	Genagon Therapeutics AB
GCSF	Granulocyte-colony stimulating factor
GigaGen	GigaGen, Inc.
Gilead	Gilead Sciences, Inc.
GPCR	G-protein coupled receptor
GRA	Glucagon receptor antagonist
HanAll	HanAll Biopharma Co., Ltd.
Harbour	Harbour BioMed Shanghai Co., Ltd.
HBV	Hepatitis B Virus
HCC	Hepatocellular Carcinoma
Hikma	Hikma Pharmaceuticals PLC
HNO	Nitroxyl
Hovione	Hovione FarmCiencia, S.A.
Icagen	Icagen, Inc.
IPR&D	In-Process Research and Development
IRAK4	Interleukin-1 Receptor Associated Kinase-4
IRS	Internal Revenue Service
IV	Intravenous
iMBP	iMetabolic Biopharma Corporation
Immunovant	Immunovant Sciences GmbH
IND	Investigational New Drug
Kira Pharma	Kira Pharmaceuticals Ltd.
KSQ Therapeutics	KSQ Therapeutics, Inc.
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
LTP	Liver targeting prodrug
Lundbeck	Lundbeck A/S
Marinus	Marinus Pharmaceuticals, Inc.
MCM	Mineral Coated Microparticle
Melinta	Melinta Therapeutics, Inc.
Merck	Merck & Co., Inc.

Merrimack	Merrimack Pharmaceuticals, Inc.
Metabasis	Metabasis Therapeutics, Inc.
Metavant	Metavant Sciences Ltd.
Millennium	Millennium Pharmaceuticals, Inc.
MLA	Master License Agreement
MRSA	Methicillin-resistant Staphylococcus aureu
NASH	Non-alcoholic steatohepatitis
NDA	New Drug Application
NOLs	Net Operating Losses
Novan	Novan, Inc.
Novartis	Novartis AG
Nucorion	Nucorion Pharmaceuticals, Inc.
OMT	Open Monoclonal Technology, Inc.
Ono	Ono Pharmaceutical Co., Ltd.
Opthea	Opthea Limited
Orange Book	Publication identifying drug products approved by the FDA based on safety and effectiveness
Original Interest Purchase Agreement	Interest Purchase Agreement, dated May 3, 2016, between the Company and CorMatrix Cardiovascular, Inc.
Palvella	Palvella Therapeutics, Inc.
Par	Par Pharmaceutical, Inc.
Pfenex	Pfenex Inc.
Pfizer	Pfizer, Inc.
PFS	Progression-free Survival
Pharmacopeia	Pharmacopeia, Inc.
Phoenix Tissue	Phoenix Tissue Repair
PhoreMost	PhoreMost Limited
PPD	Post-Partum Depression
PSU	Performance stock unit
R&D	Research and Development
Roivant	Roivant Sciences GMBH
RSU	Restricted stock unit
SAGE	Sage Therapeutics, Inc.
SARM	Selective Androgen Receptor Modulator
SEC	Securities and Exchange Commission
Sedor	Sedor Pharmaceuticals, Inc., or RODES, Inc.
Seelos	Seelos Therapeutics, Inc.
Selexis	Selexis, SA
Sermonix	Sermonix Pharmaceuticals, LLC
SII	Serum Institute of India
Spectrum	Spectrum Pharmaceuticals, Inc.
SQ Innovation	SQ Innovation, Inc.
Sunshine Lake Pharma	Sunshine Lake Pharma Co., Ltd.
Takeda	Takeda Pharmaceuticals Company Limited
Talem	Talem Therapeutics LLC
Taurus	Taurus Biosciences LLC
Tax Act	The Tax Cuts and Jobs Act
Teva	Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Industries Ltd. and Actavis, LLC

TG Therapeutics	TG Therapeutics, Inc.
Travere	Travere Inc.
TR-Beta	Thyroid hormone receptor beta
Valanbio	Valanbio Therapeutics, Inc.
VDP	Vernalis Design Platform
VentiRx	VentiRx Pharmaceuticals, Inc.
Vernalis	Vernalis plc
Verona	Verona Pharma plc
Viking	Viking Therapeutics
Vireo	Vireo Health
WuXi	WuXi Biologics Ireland Limited
WuXi Agreement	The Platform License Agreement, dated March 23, 2015, by and between Ligand and WuXi, as amended
Xi'an Xintong	Xi'an Xintong Medicine Research
X-ALD	X-linked adrenoleukodystrophy
xCella Biosciences	xCella Biosciences, Inc.
Zydus Cadila	Zydus Cadila Healthcare, Ltd

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

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “plan,” “intends,” “estimates,” “would,” “continue,” “seeks,” “pro forma,” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as those related to our future results of operations and financial position, royalties and milestones under license agreements, Captisol material sales, product development, and product regulatory filings and approvals, and the timing thereof, as well as other statements that are not historical. You should be aware that the occurrence of any of the events discussed under the caption “Risk Factors” could negatively affect our results of operations and financial condition and the trading price of our stock.

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

Trademarks

Our trademarks, trade names and service marks referenced herein include Ligand®, Captisol®, LTPTM, LTP Technology™, OmniAb®, OmniMouse®, OmniRat®, OmniFlic®, OmniClic™, OmniChicken®, xCella®, xCella Biosciences®, xPloration®, Icagen™, Pfenex Expression Technology® and XRPro® which are protected under applicable intellectual property laws and are our property. All other trademarks, trade names and service marks including Kyprolis®, Evomela®, Veklury®, Livogiva®, Zulresso®, Minnebro®, Baxdela®, CarnexivTM, ConbrizaTM, and Duavee®, are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to such trademarks, trade names and service marks. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of, us by the trademark or trade dress owners.

Item 1.	Business

Overview
We are a biopharmaceutical company focused on developing or acquiring technologies that help pharmaceutical companies discover and develop medicines. We employ research technologies such as antibody discovery technologies, ion channel discovery technology, Pseudomonas fluorescens protein expression technology, formulation science and liver targeted pro-drug technologies to assist companies in their work toward securing prescription drug and biologic approvals. We currently have partnerships and license agreements with over 130 pharmaceutical and biotechnology companies. Over 300 programs are in various stages of commercialization, development or research and are fully funded by our collaboration partners and licensees. We have contributed novel research and technologies for approved medicines that treat cancer, osteoporosis, fungal infections and postpartum depression, among others. Our collaboration partners and licensees have programs currently in clinical development targeting cancer, seizure, diabetes, cardiovascular disease, muscle wasting, liver disease, and kidney disease, among others. We have over 1,400 issued patents worldwide.
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
Our revenue consists of three primary elements: royalties from commercialized products, sale of Captisol material, and contract revenue from license, milestone and other service payments. In addition to discovering and developing our own proprietary drugs, we selectively pursue acquisitions to bring in new assets, pipelines, and technologies to aid in generating additional potential new revenue streams.

Impact of COVID-19 Pandemic
Please see impact of COVID-19 pandemic described in Item 8. Consolidated Financial Statements -Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”. For additional information on the various risks posed by COVID-19 pandemic, please read Item 1A. Risk Factors included in this report.

2020 and Recent Major Business Highlights
Major Transactions and Strategic Investments
Consistent with our business model, we pursued novel investments to augment our technology platforms and assets.

In April 2020, we closed the acquisition of the core assets, partnered programs and ion channel technology from Icagen for $15.1 million in cash. Icagen will also be entitled to receive up to an additional contingent earn-out payment of $25 million based on certain revenue achievements.

In September 2020, we acquired two privately held companies that strengthen and complement our OmniAb platform's technology stack. We acquired xCella Biosciences, Inc. for $7.1 million in cash plus potential earnouts, and acquired Taurus Biosciences LLC for $5.1 million in cash plus non-transferable CVRs. In addition, we invested $2.5 million in a new company,

Minotaur Therapeutics, which is led by Taurus Biosciences’ founder, in exchange for royalties on products from future programs.

In October 2020, we acquired Pfenex Inc. including its proprietary protein expression technology and existing collaboration contracts with Jazz Pharmaceuticals, Merck, Serum Institute of India and Alvogen, each of which has the potential to pay royalties. In October 2020, our partner Merck announced additional positive data from two Phase 3 studies with V114, which uses the protein expression technology, evaluating the safety, tolerability and immunogenicity of the investigational 15-valent pneumococcal conjugate vaccine. In November 2020, Merck announced they had submitted applications to the U.S. FDA and European Medicines Agency (EMA) for licensure of V114 for use in adults 18 years of age and older. Merck announced on January 12, 2021 that FDA accepted the BLA for V114 for priority review with a Prescription Drug User Fee Act (PDUFA) date of July 18, 2021. In December 2020, Jazz Pharmaceuticals initiated the submission of a BLA to the FDA seeking market approval for JZP-458, which is a recombinant Erwinia asparaginase produced using the protein expression platform that has resulted in a robust process showing manufacturing consistency and efficiency. The BLA was initiated and will be reviewed under the Real-Time Oncology Review (RTOR) pilot program, an initiative of the FDA's Oncology Center of Excellence designed to expedite the delivery of safe and effective cancer treatments to patients.

In December 2020, we sold the Vernalis research operations and internal programs to HitGen Inc. for $26.7 million in cash. Under the terms of the agreement, we retained economic rights on completed collaboration licenses as well as a share of the economic rights on current research collaboration contracts.

Corporate and Governance Highlights
We are committed to policies and practices focused on environmental sustainability, positively impacting our social community and maintaining and cultivating good corporate governance. By focusing on such ESG policies and practices, we believe we can affect a meaningful and positive change in our community and maintain our open, collaborative corporate culture. We will continue our proactive shareholder and employee engagement in 2021. See www.ligand.com for information about our ESG policies and practices.

OmniAb Technology Platform Updates
We continue to invest in and expand the OmniAb Technology platform. We entered into four new OmniAb platform license agreements in 2020 with Pandion Therapeutics, Adept Therapeutics, The Wistar Institute and RubrYc Therapeutics. In addition to the four platform license deals completed in 2020, we estimate that we and our partners initiated over 50 new programs in 2020. Our scientists and our partners presented data highlighting the utility of the OmniAb platform at multiple conferences throughout the year, and we published multiple papers in peer-reviewed journals.

Development-stage OmniAb partners continue to report progress clinically; notable advancements include:

•Janssen presented safety and response data of the OmniAb-derived teclistamab (anti-BCMA x CD3 T cell redirecting bispecific antibody) Phase 1 dose escalation trial for relapsed/refractory multiple myeloma at the 2020 American Society for Hematology (ASH) conference. Teclistamab showed a manageable safety profile with an overall response rate (ORR) of 73 percent (16/22) at the recommended subcutaneous (SC) Phase 2 dose. In addition, updated results for the intravenous formulation demonstrate the durability of responses. Janssen announced that it has chosen the recommended Phase 2 dose for the SC formulation.
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
•CStone announced an agreement to out-license ex-Greater China rights for sugemalimab (CStone licensed worldwide rights from our licensee WuXi) and CS1003 (anti-PD-1) to EQRx. Under the terms of the agreement, CStone will receive an upfront payment of $150 million and is eligible to receive up to $1.15 billion in milestone payments as well as separate tiered royalties. EQRx will obtain exclusive rights to lead development and commercialization worldwide, excluding certain territories in Asia. In October 2020, CStone entered into a major partnership with Pfizer for the commercialization of sugemalimab in greater China. As part of the partnership, Pfizer invested $200 million in CStone shares, and CStone is eligible to receive up to $280 million in milestone payments and additional royalties.
•CStone announced that China’s National Medical Products Administration accepted CStone’s New Drug Application for sugemalimab combined with chemotherapy for the first-line treatment of advanced squamous and non-squamous non-small cell lung cancer (NSCLC). CStone previously announced updated results from two clinical studies of sugemalimab at the 2020 Chinese Society of Clinical Oncology Annual Meeting and announced that sugemalimab met the primary endpoint as first-line treatment in stage IV squamous and non-squamous NSCLC.
•CStone and Blueprint Medicines initiated a Phase 1b/2 clinical trial of fisogatinib in combination with OmniAb-derived CS1001 for patients with hepatocellular carcinoma. CStone announced the first patient was dosed in a proof-of-concept study of OmniAb-derived CS1001 in combination with Bayer's regorafenib in patients with advanced solid tumors.
•Aptevo announced two complete remissions in the ongoing APVO436 Phase 1/1b clinical trial for the treatment of acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS). Preliminary data indicating that OmniAb-derived APVO436 was well tolerated with a manageable safety profile were presented at the 2020 ASH conference.
•Immunovant announced positive results from its Phase 2a proof-of-concept study of OmniAb-derived IMVT-1401 (also known as batoclimab, HL161, or HBM9161) in thyroid eye disease. IMVT-1401 is a novel investigational anti-FcRn antibody delivered by subcutaneous injection. The results showed a 65% mean reduction in total IgG observed from baseline to end of treatment, with a pharmacodynamic response nearly identical to modeled predictions for the dosing regimen tested in the trial. In February 2021, Immunovant announced a voluntary pause in its ongoing clinical trials of IMVT-1401 due to elevated total cholesterol and LDL levels in Phase 2b trial of thyroid eye disease. Immunovant announced that it plans to continue development of IMVT-1401 following discussions with regulators and protocol modifications. In addition, Immunovant announced positive topline results from a multicenter, placebo-controlled Phase 2a trial (ASCEND MG) of IMVT-1401, in patients with myasthenia gravis (MG).
•Harbour announced first patient dosing of Phase 1b/2a study of Batoclimab for treating neuromyelitis optica spectrum disorder. On January 27, 2021 Harbour announced that China Center for Drug Evaluation granted Breakthrough Therapy designation to Batoclimab for the treatment of adult patients with MG. This designation indicates that the development and review of Batoclimab in adults with MG will be expedited.

Captisol Technology Updates
Our Captisol business unit achieved its highest sales ever in 2020 and we anticipate substantial continued demand for Captisol. We are investing to significantly expand annual manufacturing capacity for Captisol.
Gilead utilizes Captisol to solubilize the active ingredient for Veklury® (remdesivir), the first FDA approved anti-viral treatment for severe COVID-19. The drug has now been authorized or approved for use in numerous countries around the world. Gilead announced the formation of a consortium of generic pharmaceutical companies to manufacture remdesivir for the developing world. We have supplied, established initial agreements or are in supply discussions with those companies, and are prepared to meet the Captisol needs of all companies manufacturing remdesivir as well as the needs from our other Captisol partners.
We made the decision to conduct a Phase 2 trial for Captisol-enabled Iohexol that we believe could serve as the basis for potential registration of the product candidate. CE-Iohexol is an iodine-based contrast agent for hospital-based imaging procedures. The market for iodinated contrast agents is substantial, with approximately 20 million imaging procedures per year in the U.S., representing an estimated $1.5 billion in sales. The objective of the CE-Iohexol clinical trial will be to demonstrate a reduction in the incidence of contrast-induced acute kidney injury and an equivalent image quality compared to GE’s Omnipaque®.

Vernalis Design Platform (VDP) Updates
In December 2020, we sold our Vernalis research operations and internal programs to HitGen Inc. for $26.7 million in cash. Under the terms of the agreement, we retain economic rights on completed collaboration licenses as well as a share of the economic rights on current research collaboration contracts. We continued to expand our portfolio of VDP-derived partnerships during 2020, prior to the sale. Notable VDP developments include:
•We entered into an exclusive worldwide license agreement with Neuritek Therapeutics to develop and commercialize V158866, a novel oral, selective fatty acid amide hydrolase inhibitor that was discovered using the Vernalis Design Platform. Neuritek plans to develop V158866 for post-traumatic stress disorder and other CNS diseases. Under the terms of the agreement, we received an upfront license fee and are eligible to receive over $240 million in milestones and tiered royalties on net sales of six to eight percent. Neuritek has secured approximately $27 million in a capital commitment from GEM Global Yield LLC SCS.

•In February 2021, Verona Pharma announced ensifentrine delivered by a pressurized metered-dose inhaler (pMDI) met all of the primary and secondary lung function endpoints in the 7 day, Phase 2 clinical trial in patients with moderate to severe chronic obstructive pulmonary disease (COPD). The magnitude of improvement in lung function was dose-ordered and highly statistically significant at peak and over the 12-hour dosing interval compared with placebo, and supports twice-daily dosing of ensifentrine via pMDI for the treatment of COPD. Verona is evaluating nebulized ensifentrine in the pivotal Phase 3 ENHANCE-1 and 2 clinical trials for COPD maintenance treatment.

Icagen Technology Platform Updates
We continue to advance partnership programs following our 2020 acquisition of the core assets from Icagen Inc. The following developments occurred in 2020:
•In May of 2020 we expanded our license with Roche by adding a second program to our agreement initiated in December 2018. This new program incorporates Icagen’s ion channel technology and is directed at a specific ion channel target relevant to neurodegenerative disease. Roche made a cash upfront payment and provides research funding to Icagen for this second program. In addition, Icagen is eligible to receive development and commercialization milestones up to $274 million for each program and royalty payments should a drug be commercialized from any of the collaboration’s programs.
•In December 2020, we signed a collaboration agreement with GlaxoSmithKline to identify and develop inhibitors of specific genetically-validated molecular targets relevant to neurological diseases. Under the terms of this agreement we received an upfront payment of $7 million and could receive development, regulatory and commercialization milestones up to $155 million. We will also receive tiered royalties on net sales should any drug from the collaboration be commercialized.
•We continue to advance other programs including our collaboration with the Cystic Fibrosis Foundation targeting nonsense suppression as well as multiple internal programs which potentially offer future partnering opportunities.

Other Business Updates
On February 2, 2021, our partner, Travere, announced that sparsentan achieved its pre-specified interim FSGS partial remission of proteinuria endpoint (FPRE) in the DUPLEX study after 36 weeks of treatment. Sparsentan demonstrated a statistically significant response on FPRE compared to the active control, irbesartan (p=0.0094). Preliminary results from the interim analysis suggest that sparsentan has been generally well-tolerated and has shown a comparable safety profile to irbesartan. Based on the data from the interim analysis, Travere intends to pursue submissions for accelerated approval of sparsentan for FSGS in the second half of 2021. In January the FDA granted sparsentan Orphan Drug Designation for the treatment of IgA nephropathy, and on February 18, 2021, Travere announced the European Commission (EC) had granted orphan designation to sparsentan for the treatment of IgA nephropathy. Topline efficacy data from the ongoing pivotal Phase 3 PROTECT Study in IgA nephropathy, and the 36-week interim proteinuria endpoint analysis, are anticipated in the third quarter of 2021.

Technologies
A variety of technology platforms that enable elements of drug discovery or development form the basis of our portfolio of fully-funded shots on goal. Platform technologies or individual drugs discovered by Ligand are related to a broad estate of intellectual property that includes over 1,400 patents issued worldwide.
OmniAb Technologies
The OmniAb antibody discovery platform provides our biopharmaceutical industry partners access to the most advanced antibody repertoires and state-of-the-art screening technologies to enable efficient discovery of next-generation novel therapeutics and to deliver the highest quality therapeutic antibody candidates for a wide range of human diseases.
At the heart of the OmniAb Technology Stack is the Biological Intelligence™ (BI) of our proprietary and validated transgenic animals, including OmniRat, OmniChicken and OmniMouse, each capable of generating high quality fully human antibodies that have been optimized naturally through in vivo affinity maturation. OmniFlic (transgenic rat) and OmniClic (transgenic chicken) address industry needs for bispecific antibody applications though a common light chain approach, and OmniTaur features unique structural attributes of cow antibodies for complex targets. Our transgenic animals comprise the most diverse host systems available in the industry and they are optimally leveraged within the OmniAb Technology Stack through AI-enhanced antigen design and immunization methods, paired with high-throughput and microfluidic-based single B cell screening and deep computational analysis of next-generation sequencing datasets to identify fully human antibodies with superior performance and developability characteristics. The OmniAb stack of technologies and differentiating AI and BI features have been combined to offer a highly efficient, scalable and customizable solution for the growing antibody discovery needs of the global biopharmaceutical industry.
We acquired the technologies in the OmniAb technology stack through the acquisition of OMT in January 2016, Crystal in October 2017, Ab Initio in July 2019, xCella Biosciences in September 2020 and Taurus Biosciences in September 2020. As of December 31, 2020, we had entered into OmniAb platform license agreements with more than 40 collaboration partners, including 7 partners who have rights through our partnership with WuXi. Our OmniAb partners were working on approximately 170 active programs, of which 15 were in various stages of clinical trials as of December 31, 2020.
Captisol Technology

Captisol is a patent-protected, chemically modified cyclodextrin with a structure designed to optimize the solubility and stability of drugs. Captisol was invented and initially developed by scientists in the laboratories of Dr. Valentino Stella, University Distinguished Professor at the University of Kansas’ Higuchi Biosciences Center for specific use in drug development and formulation. This unique technology has enabled several FDA-approved products, including Gilead’s Veklury®, Amgen’s Kyprolis®, Baxter International’s Nexterone®, Acrotech Biopharma L.L.C.’s and CASI Pharmaceuticals’ Evomela®, Melinta Therapeutics’ Baxdela™ and Sage Therapeutics’ Zulresso™. There are many Captisol-enabled products currently in various stages of development. We maintain a broad global patent portfolio for Captisol with more than 400 issued patents worldwide relating to the technology (including over 40 in the U.S.) and with the latest expiration date in 2033. Other patent applications covering methods of making Captisol, if issued, extend to 2040.
In addition to solid Captisol powder, we offer our partners access to cGMP manufactured aqueous Captisol concentrate. This product offering was established in 2017 to reduce cycle time and increase Captisol production capacity for large volume drug products. We maintain both Type IV and Type V DMFs with the FDA. These DMFs contain manufacturing and safety information relating to Captisol that our licensees can reference when developing Captisol-enabled drugs. We also have active DMFs in Japan, China and Canada. As of December 31, 2020, Captisol-enabled drugs were being marketed in more than 70 countries, and over 50 partners had Captisol-enabled drugs in development.
Protein Expression Technology Platform
The Protein Expression Technology Platform is a robust, validated, cost-effective and scalable platform for recombinant protein production, and is especially well-suited for complex, large-scale protein production where traditional systems are not suitable. Multiple global manufacturers have demonstrated consistent success with the platform and the technology is currently out-licensed for numerous commercial and development-stage programs. The versatility of the platform has been demonstrated in the production of enzymes, peptides, antibody derivatives and engineered non-natural proteins. Partners seek the platform as it can contribute significant value to biopharmaceutical development programs by reducing development timelines and costs for manufacturing therapeutics and vaccines. Given pharmaceutical industry trends toward large molecules with increasing structural complexities, the Protein Expression Technology Platform is well positioned to meet these growing needs as the most comprehensive broadly available protein production platform in the industry.
We acquired the Protein Expression Technology through our acquisition of Pfenex in October 2020. Former stockholders of Pfenex received a CVR which would result in payment if FDA determines that teriparatide injection (also referred to as PF708 or Bonsity) is therapeutically equivalent (as will be indicated by assignment of a therapeutic equivalence code that begins with an “A” in the FDA publication, Approved Drug Products with Therapeutic Equivalence Evaluations) with respect to the listed product, FORTEO® (teriparatide injection). We estimate that up to an additional $77.8 million in the aggregate will be payable to holders of the CVRs in the event that the CVR payment milestone is timely achieved. As of December 31, 2020, we have agreements with 15 partners for active research collaboration using this technology on more than 25 active programs.

Icagen Technology Platform

The Icagen Technology Platform is a novel drug discovery platform which uses primarily ion channels and transporters which are key components in a wide variety of biological processes that involve rapid changes in cells and we believe have broad therapeutic applicability including cancer, metabolic disease, pain, neurological diseases, infectious diseases and others. The Icagen Technology Platform leverages proprietary expertise in the combination of biological assays, medicinal chemistry, and in silico and computational chemistry applications. Partners in the pharmaceutical industry have leveraged our platform to develop therapeutic candidates to address unmet medical needs. We typically work closely with our partners through therapeutic candidate selection and, our partners are typically responsible for clinical development and commercialization. Our Icagen Technology Platform collaboration agreements typically include developmental milestone payments and royalties based on the net sales of any commercialized therapies. Royalties range from low to high single digits. The royalty terms typically expire upon the last to expire patents on a product-by-product basis.
We acquired the Icagen Technology Platform through our acquisition of the core assets of Icagen in April 2020 for $15.1 million in cash. Icagen is entitled to receive up to an additional $25.0 million based on certain revenue achievements. As of December 31, 2020, we have agreements with seven partners for active research collaboration using this technology on a total of 10 active programs.
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
Our LTP platform is a broad second generation liver-targeting prodrug technology that has an activation mechanism similar to HepDirect but with broader applications and many improved features. The proprietary chemical modifications can be used with many chemical classes of drugs in addition to phosphorus-containing compounds and have multiple chemistry strategies, designed to improve flexibility and success rates. In addition, the second generation technology eliminates the undesirable by-products released during activation of the first generation prodrugs. As of December 31, 2020, we had active HepDirect/LTP programs with three partners, using this technology across five programs.
SUREtechnology Platform (owned by Selexis)
We acquired economic rights to various SUREtechnology Platform programs from Selexis. The SUREtechnology Platform, developed and owned by Selexis, is a novel technology that improves the way that cells are utilized in the development and manufacturing of recombinant proteins and drugs. As of December 31, 2020, we are entitled to certain economic rights to SUREtechnology Platform license agreements with 12 partners developing or having commercialized 20 programs.

Partners and Licensees
We currently have partnerships and license agreements with over 130 pharmaceutical and biotechnology companies. In addition to the table below, we also have more than 10 undisclosed partners and licensees.

Big Pharma	Ticker	Biotech	Ticker	Biotech, continued	Ticker
Abbott	ABT	ABBA	Private	MEI	MEIP
AbbVie	ABBV	ABL Bio	298380	Melinta	Private
AstraZeneca	AZN	Abvivo	Private	Menarini	Private
Baxter	BAX	Adept	Private	Meridian Labs	Private
Boehringer Ingelheim	Private	Aldeyra	ALDX	Metavant	Private
Daiichi Sankyo	DSKY	Amgen	AMGN	Merrimack	MACK
Eli Lilly	LLY	Anebulo	Private	Nanjing King-Friend	603707
Eisai	4523	Aptevo	APVO	Neuritek	Private
GSK	GSK	Arcellx	Private	Novan	NOVN
Janssen	JNJ	Arcus	RCUS	Novogen	NVGN
Jazz	JAZZ	Asahi Kasei	3407	Nucorion	Private
Merck	MRK	Ascella	Private	Oncternal	Private

Merck KGaA	MRK.DE	BendaRx	Private	OnKure	Private
Novartis	NVS	Bexson Biomedical	Private	Opthea	OPT
Ono	4528	Cantex	Private	Outlook	OTLK
Otsuka	4768	Corvus	CRVS	Palvella	Private
Pfizer	PFE	CR Double-Crane	600062	Pandion	PAND
Roche	RHHBY	CStone	2616.HK	Phoenix Tissue	Private
Sanofi	SNY	Cumulus	Private	Precision Biologics	Private
Takeda	4502	Electra	Private	Protagonist	PTGX
Teva	TEVA	Elevation	Private	Revision	Private
Specialty Pharma	Ticker	Exelixis	EXEL	RubrYc	Private
Acrotech (Aurobindo)	AUROPHARMA	Five Prime	FRPX	SAGE	SAGE
Aldevron	Private	Foghorn	Private	Seagen	SGEN
Aytu Bioscience	AYTU	Genmab	GEN	Seelos	SEEL
Aziyo	AZYO	Genagon	Private	Servier	Private
Beloteca	Private	Genekey Biotech	Private	Serum Inst. of India	Private
CASI	CASI	Genentech (Roche)	RHHBY	Softkemo	Private
CorMatrix	Private	Genovac	Private	Sunshine Lake	Private
CTI Biopharma	CTIC	GigaGen	Private	Talem	Private
Ferring	Private	Gilead Sciences	GILD	Teneobio	Private
Gloria	2437	Gordian	Private	TG Therapeutics	TGTX
Lundbeck	LUN	HanAll	9420	Tizona	Private
Sedor	Private	Harbour	2142	Travere	TVTX
Sermonix	Private	IBC Generium	Private	Tremeau	Private
SQ Innovation	Private	Ichnos	Private	Unity	UBX
Vireo Health	VREOF	iMetabolic	Private	Valanbio	Private
		Immunovant	IMVT	Vaxxas	Private
Generics	Ticker	Interventional Analgesix	Private	Vega	Private
Alvogen	Private	J-Pharma	Private	VenBio	Private
Apotex	Private	Jupiter	Private	VentiRx	Private
BioCad	Private	Kangchen	Private	Verona	VRNA
Gedeon Richter	GEDSF	Kira	Private	Viking	VKTX
Hikma	HIK	KSQ	Private	Virtuoso	Private
Mylan	VTRS	Marinus	MRNS	Xi'an Xintong	Private
Par	Private			WuXi	603259
Zydus Cadila	CADILAHC			Zhilkang Hongyi	Private

Commercial and Clinical Stage Partnered Portfolio

We have a large portfolio of current and future potential revenue-generating programs, including over 300 fully-funded by our partners. In addition to the table below, we also have more than 100 undisclosed preclinical programs.

Approved
Partner Name	Program	Therapeutic Area

Acrotech/CASI	Evomela	Cancer

Alvogen/Adalvo	Teriparatide	Women's Health
Alvogen/Hikma/Nanjing King-Friend	Voriconazole	Infectious Disease
Amgen/Ono	Kyprolis	Cancer
Aytu	Tuzistra	Infectious Disease
Aziyo	ECM portfolio	Medical device/Cardiology
Baxter	Nexterone	Cardiovascular
Biocad	Teberif	Inflammatory/Metabolic
Exelixis/Daiichi-Sankyo	Minnebro	Cardiovascular
Gilead	Veklury	Infectious Disease
Lundbeck	Carnexiv	Central Nervous System
Melinta	Baxdela	Infectious Disease
Menarini	Frovatriptan	Central Nervous System
Merck	Noxafil-IV	Infectious Disease
Par	Posaconazole	Infectious Disease
Pfizer	Viviant/Conbriza	Inflammatory/Metabolic
Pfizer	Duavee	Inflammatory/Metabolic
Pfizer	Vfend-IV	Infectious Disease
SAGE	Zulresso	Central Nervous System
Sedor	Sesquient	Central Nervous System
Serum Institute of India	Pneumosil	Infectious Disease
Zydus Cadila	Vivitra	Cancer
Zydus Cadila	Bryxta/ZyBev	Cancer
Zydus Cadila	Exemptia	Inflammatory/Metabolic
Zydus Cadila	Vortuxi	Inflammatory/Metabolic

Phase 3/Pivotal or Regulatory Submission Stage
Partner Name	Program	Therapeutic Area

Various	Teriparatide	Women's Health
Aldeyra	Reproxalap	Other/Undisclosed
Biocad	BCD-066	Blood Disorders
CStone	Sugemalimab	Cancer
Gloria	Zimberelimab	Cancer
IBC Generium	GNR-008	Severe and Rare
Jazz	JZP-458	Cancer
Marinus	Ganaxalone IV	Central Nervous System
Merck	V114	Infectious Disease
Novan	SB206	Infectious Disease
Novartis	Mekinist (CE-Trametinib)	Cancer
Outlook Therapeutics	ONS-5010	Other/Undisclosed
Palvella	PTX-022	Other/Undisclosed
Sage	Zulresso	Infectious disease
Sanofi	Sutimlimab	Blood Disorders
Sedor	CE-Fosphenytoin	Central Nervous System

Serum Institute	CRM197	Infectious Disease
Sunshine Lake	Vilazodone	Central Nervous System
Takeda	Pevonedistat	Cancer
Travere	Sparsentan	Severe and Rare
Verona	Ensifentrine (RPL554)	Respiratory Disease
Xi'an Xintong	Pradefovir	Infectious Disease

Phase 2
Partner Name	Program	Therapeutic Area

Arcus	Zimberelimab	Cancer
Cantex	CX-01	Cancer
CTI Biopharma	Tosedostat	Cancer
Elevation Oncology	Seribantumab	Cancer
Eisai	FYCOMPA	Central Nervous System
Genmab	Gen1046	Cancer
Harbour	Batoclimab	Inflammatory/Metabolic
Immunovant	Batoclimab	Inflammatory/Metabolic
Janssen	Teclistimab	Cancer
J-Pharma	JPH-203	Cancer
Merck	M6620	Cancer
Merck	CRM197	Infectious Disease
Novartis	ECF843	Inflammatory/Metabolic
Opthea	OPT-302	Other/Undisclosed
Precision Biologics	NPC-1C	Cancer
Seelos	Aplindore	Central Nervous System
Sermonix	Lasofoxifene	Cancer
VentiRx	Motolimod	Cancer
Viking	VK5211	Inflammatory/Metabolic
Viking	VK2809	Inflammatory/Metabolic
Viking	VK0214	Inflammatory/Metabolic
Viking	VK0612	Inflammatory/Metabolic

Phase 1
Partner Name	Program	Therapeutic Area

Amgen	AMG-330	Cancer
Apotex	Meloxicam	Migraine
Aptevo	APVO436	Cancer
Exelixis	ROR	Inflammatory/Metabolic
Gedeon Richter	Bevacizumab	Cancer
Genmab	Gen1046	Cancer
Janssen	JNJ-67371244	Cancer
Janssen	JNJ-70218902	Cancer
Jupiter Bioscience	Viright	Cancer

MEI Pharma	ME-344	Cancer
Merck	M6233	Cancer
Novartis	MIK-665	Cancer
Novartis	BCL-201	Cancer
Phoenix Tissue	PTR-01	Other/Undisclosed
Protagonist Therapeutics	PTG300	Hematology
Revision Therapeutics	Rev0100	Ophthalmology
Servier	S55746/S64315	Cancer
Symphogen/Servier	SYM022/SYM023/SYM024/SYM025	Cancer
Takeda	TAK-020	Inflammatory/Metabolic
Takeda	TAK-925	Severe and Rare
Takeda	TAK-243	Cancer
Vaxxas	Nanopatch	Infectious Disease
VentiRx Pharma	VTX-1463	Cancer
Xi'an Xintong	MB07133	Cancer

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

Kyprolis (Amgen)

We supply Captisol to Amgen for use with Kyprolis (carfilzomib), and granted Amgen an exclusive product-specific license under our patent rights with respect to Captisol. Kyprolis is formulated with Ligand’s Captisol technology and is approved in the United States for the following:

•In combination with dexamethasone, lenalidomide plus dexamethasone, or daratumumab plus dexamethasone for the treatment of patients with relapsed or refractory multiple myeloma who have received one to three lines of therapy.
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
Veklury® (Gilead)
We supply Captisol to Gilead for sales of Veklury® (remdesivir). Gilead received marketing approval in the US in October 2020. Veklury is the first and only antiviral treatment of Covid-19 that is FDA approved. The product has regulatory approvals for the treatment of moderate or severe COVID-19 in over 50 countries and is included in more than 30 ongoing clinical trials. We are supplying Captisol to Gilead under a recently signed 10-year supply agreement. We are also supplying Captisol to Gilead’s voluntary licensing generic partners who are manufacturing remdesivir for 127 low- and middle-income countries. We receive our commercial compensation for this program through the sale of Captisol.
Teriparatide Injection Product (PF708) (Alvogen/Adalvo)

We acquired the Teriparatide Injection product with the acquisition of Pfenex Inc. in October 2020. Teriparatide Injection is a drug indicated for uses including the treatment of osteoporosis in certain patients at high risk for fracture. Teriparatide Injection was developed using our Protein Expression Technology and was approved by the FDA in 2019 in accordance with the 505(b)(2) regulatory pathway, with FORTEO as the reference product. Our partner, Alvogen launched the product in June 2020 in the United States.
Outside the U.S., PF708 received marketing authorization throughout the European Union in August 2020 under the tradename Livogiva®, was approved in Saudi Arabia in December 2020 under the name Bonteo, and is in various stages of regulatory and marketing application processes around the globe and, upon approval, may be marketed as Teriparatide Injection or under various tradenames, such as Bonsity® or Livogiva®.
Our partner Alvogen has exclusively licensed the rights to commercialize and manufacture the teriparatide injection product in the United States, while their Adalvo business has the rights to commercialize in the European Union (EU), certain countries in the Middle East and North Africa (MENA), and the rest of world (ROW) territories (the latter defined as all countries outside of the EU, US and MENA, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand). Kangchen has exclusively licensed to commercialize PF708, upon receipt of applicable marketing authorizations, in Mainland China, Hong Kong, Singapore, Malaysia and Thailand and granted a non-exclusive right to conduct development activities in such countries with respect to PF708. Kangchen is responsible for all regulatory submissions, development costs and costs associated with regulatory approvals in these countries.
In accordance with our agreements with Alvogen/Adlavo, we are eligible to receive additional payments of up to $9.0 million based on the achievement of certain development, regulatory, and sales-related milestones. In addition, we may be eligible to receive tiered royalties on net sales between 25% and 40% prior to an “A” therapeutic equivalence designation, which increases to a flat 50% if an “A” rating is achieved.
In accordance with our EU, MENA and ROW agreements with Alvogen’s Adalvo subsidiary, we may be eligible to receive additional upfront and milestone payments of $1.5 million and may also be eligible to receive up to 60% of Alvogen’s gross profit derived from product sales and regional license fees, if approved, depending on geography, cost of goods sold and sublicense fees.
In accordance with our agreement with Kangchen, we may be eligible to receive additional payments of up to $22.5 million upon the achievement of certain development, regulatory, and sales-related milestones. We may be eligible to receive double-digit royalties on any net sales of PF708 in Kangchen’s territory.
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
Minnebro (Exelixis)
Minnebro is marketed in Japan for the treatment of hypertension. Our partner, Exelixis, entered into a collaboration agreement with Daiichi Sankyo for the development of esaxerenone, a mineralocorticoid receptor antagonist. Under the terms of the agreement with Exelixis, we are entitled to receive a royalty on future sales.

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
Sparsentan (Travere)
Our partner, Travere, is developing sparsentan for orphan indications of severe kidney diseases, and is running an on-going global pivotal Phase 3 clinical trial (DUPLEX) for sparsentan for the treatment of FSGS. Additionally, Travere is running a global pivotal Phase 3 clinical trial (PROTECT) evaluating the long-term nephroprotective potential of sparsentan for the treatment of IgA nephropathy, a rare, immune complex mediated chronic glomerular disease. Certain patient groups with severely compromised renal function, including those with FSGS and IgA nephropathy, exhibit extreme proteinuria resulting in progression to dialysis and a high mortality rate. Sparsentan, with its unique dual blockade of angiotensin and endothelin receptors, is expected to provide meaningful clinical benefits in mitigating proteinuria in indications where there are no approved therapies.
In February of 2021, Travere announced that sparsentan achieved its pre-specified interim FSGS partial remission of proteinuria endpoint (FPRE) in the DUPLEX Phase 3 study after 36 weeks of treatment. Sparsentan demonstrated a statistically significant response on FPRE compared to the active control, irbesartan (p=0.0094). Preliminary results from the interim analysis suggest that sparsentan has been generally well-tolerated and has shown a comparable safety profile to irbesartan. Based on the data from the interim analysis, Travere intends to pursue submissions for accelerated approval of sparsentan for FSGS in the second half of 2021.
Travere has stated that topline efficacy data from the ongoing pivotal Phase 3 PROTECT Study in IgA nephropathy, and the 36-week interim proteinuria endpoint analysis, are anticipated in the third quarter of 2021.
Under our license agreement with Travere, we may be entitled to receive potential milestones of over $70 million and net royalties on future worldwide sales by Travere. The royalty term is expected to be 10 years following the first commercial sale. Travere is responsible for all development costs related to the program.
TR-Beta - VK2809 and VK0214 (Viking)

Our partner, Viking, is developing VK2809, a novel selective TR-Beta agonist with potential in multiple indications, including hypercholesterolemia, dyslipidemia and NASH. VK2809 is currently in a Phase 2b clinical trial (the VOYAGE study) in patients with biopsy-confirmed NASH. Viking has previously announced positive results from a Phase 2a trial of VK2809 in hypercholesterolemia and fatty liver disease. VK0214 is currently in Phase 1 clinical development, and had been granted orphan drug study by the FDA for the treatment of X-ALD. Under the terms of the agreement with Viking, we may be entitled to up to $375 million of development, regulatory and commercial milestones and tiered royalties on potential future sales. Our TR Beta programs partnered with Viking are subject to CVR sharing and a portion of the cash received will be paid out to CVR holders.
TR-Beta - VK2809 and VK0214 (Viking)
< $500 million	3.5%
$500 to $750 million	5.5%
>$750 million	7.5%
Batoclimab (Immunovant, HanAll and Harbour)
Our partner, HanAll has granted Immunovant an exclusive license for the development, manufacture and marketing of Batoclimab for the treatment of pathogenic IgG-mediated autoimmune diseases in the U.S., Canada, Mexico, the EU, the United Kingdom, Switzerland, Latin America, the Middle East and North Africa. Immunovant is currently conducting a Phase 2 clinical trial in myasthenia gravis and other inflammatory diseases. Additionally, HanAll and Harbour BioMed, are collaborating to develop Batoclimab for similar treatment in China and Korea and are currently conducting a Phase 2 trial in China. HanAll retains the rights to Batoclimab in Korea and Harbour will control the marketing in China. As part of our agreement with HanAll, we are entitled to development and regulatory milestones and royalties on potential future sales from HanAll and sublicense revenues from Immunovant and Harbour based on amounts received by HanAll.
V114 (Merck)
Merck’s 15-valent pneumococcal conjugate vaccine, PCV-15 (V114) is in late stage clinical development with 17 Phase 3 clinical trials. In October 2020, Merck released additional positive data from two Phase 3 studies evaluating the safety, tolerability and immunogenicity of V114 and submitted applications in November 2020 to the FDA and EMA for licensure of V114. On January 12, 2021, Merck announced the FDA accepted the BLA for V114 for priority review with a PDUFA of July 18, 2021. V114 previously received Breakthrough Therapy Designation from the FDA for the prevention of invasive pneumococcal disease in pediatric patients 6 weeks to 18 years of age and adults 18 years of age and older. Pneumococcal disease in adults is on the rise in many countries, and V114 consists of pneumococcal polysaccharides from 15 serotypes conjugated to CRM197carrier protein, including serotypes 22F and 33F, which are commonly associated with invasive pneumococcal disease in older adults and are not contained in the currently licensed vaccine for adults.
In accordance with our CRM197 commercial license agreements, we are eligible to earn an additional $11.5 million in development and regulatory milestones and may also be eligible to receive low single digit royalties derived from net sales, depending on territory.
Pneumosil® (Serum Institute of India, SII)

SII began commercialization of its 10-valent pneumococcal conjugate vaccine, Pneumosil® in the second quarter of 2020. Pneumosil is designed primarily to help fight against pneumococcal pneumonia among children, with an advantage of targeting the most prevalent serotypes of the bacterium causing serious illness in developing countries. Pneumosil achieved WHO Prequalification in December 2019, allowing the product to be procured by United Nations agencies and Gavi, the Vaccine Alliance, and subsequently achieved Indian Marketing Authorization in July 2020, and announced commercial launch of the product in India in December 2020. Additionally, SII is currently testing a meningococcal conjugate vaccine in a Phase 3 study in India.
JZP-458 and JZP-341 (Jazz Pharmaceuticals)
We are developing hematologic oncology products with our partner Jazz Pharmaceuticals Ireland Limited (Jazz) including PF743 (JZP-458), a recombinant Erwinia asparaginase, PF745 (JZP-341), a long-acting Erwinia asparaginase, and PF690, a pegaspargase. Both PF743 and PF745 are being developed for the treatment of acute lymphoblastic leukemia and other hematological malignancies. Jazz has worldwide rights to develop and commercialize PF743 and PF745 and an exclusive option to license PF690 subject to certain option triggers.
In accordance with the Jazz agreement, we are eligible to earn remaining milestones of $162.5 million. We may also be eligible to receive tiered royalties on worldwide sales of any product resulting from the collaboration.
CRM197
CRM197 is a non-toxic mutant of diphtheria toxin. It is a well characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic. CRM197 is used in prophylactic and therapeutic vaccine candidates. We have developed CRM197 production strains using our Protein Expression Technology platform and supply preclinical grade and cGMP CRM197 to several vaccine development focused pharmaceutical customers. Our partners Merck & Co., Inc. (Merck) and Serum Institute of India Private Limited (SII) have exclusively licensed unique production strains for use in their conjugate vaccine products and candidates for pneumococcal and meningitis bacterial infections. Pneumococcus bacterium (Streptococcus pneumoniae) is a leading cause of severe pneumonia and major cause of morbidity and mortality worldwide.
Pevonedistat - TAK-924 (Millennium/Takeda)
Our partner, Millennium/Takeda, is currently conducting Phase 3 trials for the development of pevonedistat for the treatment of hematological malignancies and solid tumors. Pevonedistat is a Captisol-enabled Nedd8-Activating Enzyme Inhibitor. Under the terms of the clinical-stage agreement, we may be entitled to over $25 million in regulatory and development milestones from Millennium/Takeda, revenue from Captisol material sales, and royalties on potential future net sales.
Ensifentrine – RPL554 (Verona)
Our partner, Verona, is currently conducting a comprehensive Phase 3 clinical trial to evaluate the efficacy and safety of nebulized ensifentrine in patients with moderate to severe COPD. Under the terms of our agreement with Verona, we are entitled to development and regulatory milestones, including a £5.0 million payment upon the first approval of any regulatory authority, and royalties on potential future sales.
Teclistamab (Janssen)
Our partner, Janssen, is developing Teclistamab, a BCMAxCD3 bispecific antibody discovered in part with the OmniAb platform technology. Janssen is currently conducting two Phase 2 trials, as a single agent and in combination with daratumumab in multiple myeloma. We are entitled to earn development and regulatory milestones based on the development of Teclistamab.
JNJ-67371244 (Janssen)
Janssen is also developing JNJ-67371244, an anti-CD33xCD3 antibody discovered in part with the OmniAb platform technology. Janssen is currently conducting a Phase I trial for cancer therapy. We are entitled to earn development and regulatory milestones based on the development of JNJ-67371244.
JNJ-70218902 (Janssen)
Janssen is also developing JNJ-70218902, a T-cell redirecting agent antibody discovered in part with the OmniAb platform technology. Janssen is currently conducting a Phase I trial for cancer therapy for patients with metastatic castration resistant prostate cancer. We are entitled to earn development and regulatory milestones based on the development of JNJ-70218902.
M6223 (Merck KGaA)

Our partner, Merck KGaA, is currently conducting a Phase 1 trial of M6223, an anti-TIGIT antibody discovered with the OmniAb platform, in patients with metastatic or locally advanced solid unresectable tumors in combination with bintrafusp alfa. Under the terms of the agreement, we are entitled to sublicense revenues, milestones and royalties on potential future net sales.
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
Ganaxalone IV (Marinus)
Our partner, Marinus, is conducting Phase 3 clinical trials with Captisol-enabled ganaxolone IV in patients with PPD and refractory status epilepticus. Marinus has exclusive worldwide rights to Captisol-enabled ganaxolone, a GABAA receptor modulator, for use in humans. We are entitled to development and regulatory milestones, revenue from Captisol material sales, and royalties on potential future sales.
APVO436 (Aptevo)
Our partner, Aptevo, is currently conducting a Phase 1 trial of APVO436 for the treatment of acute myeloid leukemia and high-grade myelodysplastic syndrome. There is a high unmet medical need for targeted immunotherapies such as APVO436, that can potentially treat patients with relapsed or refractory disease, or patients who cannot tolerate traditional chemotherapy. Under the terms of the agreement with Aptevo, we are entitled to development and regulatory milestones and royalties on potential future net sales.
Gen1046 (GenMab)
Our partner, GenMab, is currently conducting a Phase 1/2 trial of Gen1046 for use in patients with malignant solid tumors. Under the terms of the agreement with GenMab, we are entitled to clinical and regulatory milestones and royalties on potential future sales.
SYM022 and SYM023 (Symphogen/Servier)
Our partner, Symphogen (acquired by Servier), is currently conducting Phase 1 trials of SYM022 and SYM023 to determine if it is safe and tolerable for patients with locally advanced/unresectable or metastatic solid tumor malignancies or lymphomas that are refractory to available therapy for which no standard therapy is available. Under the terms of the agreement with Symphogen, we are entitled to sublicense revenues, milestones and royalties on potential future net sales.
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
In addition to other earlier stage programs, the following programs have been licensed pursuant to the WuXi Agreement:
Zimberelimab AB122/GLS010/WBP3055 (Arcus and Gloria)
Our partner, WuXi, has outlicensed the rights to certain programs using the OmniAb technology to Arcus and Gloria. Arcus is conducting multiple Phase 1 trials and a Phase 2 trial to evaluate the safety and tolerability of Zimberelimab in subjects with advanced solid tumors. Additionally, Gloria, has submitted an NDA in China for the treatment of recurrent or refractory classical Hodgkin’s lymphoma. Under the terms of our agreement with WuXi, we are entitled to royalties on potential future sales.

Sugemalimab CS1001 (CStone)
WuXi has also outlicensed the rights to certain programs using the OmniAb technology to CStone. CStone is currently conducting a Phase 3 trial to evaluate the efficacy and safety of CS1001 to treat patients with natural killer cell/T-cell lymphoma and classical Hodgkin’s lymphoma. Under the terms of our agreement with WuXi, we are entitled to royalties on potential future sales.
Ciforadenant – CPI-444 (Corvus)
Our partner, Corvus, is conducting a Phase 1b/2 clinical trial in patients with renal cell carcinoma and metastatic castration resistant prostate cancer to evaluate Ciforadenant, an antagonist of adenosine A2A, in combination with the immunotherapy drug atezolizumab. Positive preliminary data was presented in February at ASCO 2020 Genitourinary Cancers Symposium (ASCO-GU) and additional data was presented at ASCO 2020 in May/June. Ciforadenant is also being evaluated in a Phase 1b/2 trial in combination with atezolizumab in patients with non-small cell lung cancer who have failed no more than two prior regimens. Under the terms of our agreement with Corvus, we are entitled to development and regulatory milestones and tiered royalties on potential future sales. The aggregate potential milestone payments from Corvus are approximately $220 million for all indications.
FYCOMPA IV (Eisai)
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
SB206 (Novan)
We acquired certain economic rights to SB206 from Novan in May 2019. SB206 is a topical nitric-oxide antiviral gel for the treatment of viral skin infections, including molluscum contagiosum (MC). MC is an infection which causes skin lesions that affect approximately 6 million people in the United States annually, with the greatest incidence in children aged one to 14 years. During the first quarter of 2020, Novan announced that it did not achieve statistically significant results for its primary end point from its Phase 3 pivotal trials of SB206 in MC. Novan continues to explore financial as well as strategic options in order to progress SB206.
PTX - 022 (Palvella)

          We acquired the economic rights to PTX-022 from Palvella in December 2018. PTX-022 is a novel, topical formulation comprising high-strength rapamycin in development to treat pachyonychia congenita (PC). PC is a serious, chronically debilitating lifelong monogenic rare skin disease with no approved treatment. Palvella announced top line results of the Phase 2/3 VALOR study in late 2020. The Phase 3 portion of the study missed the primary endpoint, but significant improvement in the primary endpoint was achieved in the open-label, Phase 2 portion. Palvella plans to share the results with the FDA in the first quarter of 2021.
PTX - 022 (Palvella)
< $50 million	5.00%
$50 to $100 million	7.50%
>$100 million	9.80%

Lasofoxifene (Sermonix)
Lasofoxifene is a selective estrogen receptor modulator for osteoporosis treatment and other diseases, discovered through the research collaboration between Pfizer and us.
Our partner, Sermonix has a license for the development of oral lasofoxifene for the United States and additional territories. Under the terms of the agreement, we are entitled to receive over $45 million in potential regulatory and commercial milestone payments as well as royalties on potential future net sales.
Sermonix announced in October 2020 the enrollment and dosing of the first patient into the Phase 2 ELAINE 2 clinical trial of lasofoxifene in combination with Eli Lilly’s FDA-approved CDK 4 and 6 inhibitor, abemaciclib for the treatment of pre- and postmenopausal women with locally advanced metastatic estrogen receptor-positive (ER+)/HER2- breast cancer and an ESR1 mutation. The Phase 2 ELAINE 1 trial, which began enrollment in September 2019, is assessing the efficacy of oral lasofoxifene versus intramuscular fulvestrant for the treatment of postmenopausal women with locally advanced or metastatic ER+/HER2- breast cancer with an ESR1 mutation.

Pradefovir (Xi'an Xintong)

Our Chinese licensee, Xi'an Xintong Medicine Research (following its acquisition of Chiva Pharmaceuticals), is developing pradefovir, an oral liver-targeting prodrug of the HBV DNA polymerase/reverse transcriptase inhibitor adefovir, for the potential treatment of hepatitis B virus (HBV) infection. Pradefovir was developed using Ligand’s HepDirect technology. In September 2019, Xi'an Xintong Medicine Research reported positive results from a Phase 2 trial of pradefovir, showing good efficacy, safety and tolerability. At the dose of 75 mg, the reduction of DNA viral load, the percentage of no viral load detected, and HBeAg negative conversion rate were better than tenofovir disoproxil fumarate (TDF) after 24 weeks of treatment. Overall incidence of side effects was less than TDF and there was no renal or skeletal toxicity. Xi'an Xintong Medicine Research is planning for a Phase 3 trial. We are entitled to an annual licensing maintenance fee and royalties on potential future sales.
MB07133 (Xi'an Xintong)
Chinese licensee Xi'an Xintong Medicine Research is also developing MB07133, a liver specific, HepDirect prodrug of cytarabine monophosphate, for the potential treatment of hepatocellular carcinoma (HCC) and intrahepatic cholangiocarcinoma. MB07133 is currently in Phase 1 in China. We are entitled to an annual licensing maintenance fee and royalties on potential future sales.

Summary of Selected Collaborations
GSK Collaboration
In December 2020, we entered into a license and collaboration agreement with GSK to leverage our unique expertise in small molecule therapeutics targeting transmembrane proteins. The goal of this collaboration is to identify and develop inhibitors of a specific, genetically validated molecular target relevant to neurological diseases. Under the terms of the agreement, we received an upfront payment of $7.0 million and could receive additional development, regulatory and commercialization milestones of up to $154.5 million. We are also entitled to receive tiered royalties should any drug from the collaboration be commercialized. We will be responsible for the majority of preclinical activities up to lead optimization with both Ligand and GSK collaborating to identify candidates of IND-enabling studies. GSK has the exclusive option to license any identified inhibitors and will be responsible for further development and commercialization of any drug candidates identified through the collaboration.
Roche Collaboration
In December 2018, prior to the acquisition by Ligand, Icagen entered into a license and collaboration agreement with Roche to develop and commercialize small molecule ion channel modulators for the treatment of neurological disorders and in May 2020 amended the license and collaboration agreement to include a second target. These programs incorporate our technology platform for ion channel drug discovery and are directed at specific ion channel targets expressed in neurons. Under the terms of the agreement, Roche paid us on a per target basis an upfront payment for program exclusivity and research funding. In addition, we are eligible to potentially receive development and commercial milestone payments of up to $274 million per program and royalty payments if a drug is commercialized. We will be responsible for most preclinical activities up to lead optimization with both us and Roche applying resources to identify candidates for entry into late stage preclinical and IND enabling studies. Thereafter, Roche will be responsible for the further development and commercialization of the programs.
Cystic Fibrosis Foundation Collaboration
In May 2018, prior to the acquisition by Ligand, Icagen announced an award of up to $11 million from the Cystic Fibrosis Foundation for a project focused on the discovery of therapeutics to treat patients with cystic fibrosis (CF) caused by nonsense mutations. Nonsense mutations in the Cystic Fibrosis Transmembrane Conductance Regulator (“CFTR”) gene result in the premature termination of protein synthesis and the formation of truncated, non-functional CFTR. Patients with these mutations in both copies of their CFTR genes currently have no therapies that treat the underlying cause of their disease. The aim of this program is to provide these patients with a transformative therapeutic that will markedly improve their quality of life and lifespan. The award is to support an integrated, multi-year drug discovery initiative. At the North American Cystic Fibrosis Conference in October 2020, we reported the identification and characterization of a class of small molecule agents that enhance CFTR-PTC mutant readthrough and enable functional CFTR currents in combination with aminoglycosides.

Royalties
We have multiple programs under license with other companies that have products that are already being commercialized. In addition to the table below, we have generally described a typical Captisol and OmniAb royalty arrangement as low- to mid-single digit royalties. The following table represents substantially all of the disclosed information about our royalty arrangements:

Royalty Table

Ligand Licenses With Tiered Royalties
Program	Licensee	Royalty Rate
CE-Meloxicam	Sedor	8.0% - 10.0%
Ciforadenant	Corvus	Mid-single digit to low-teen royalty
DGAT-1	Viking	3.0% - 7.0%
Duavee	Pfizer	0.5% - 2.5%
Ensifentrine (RPL554)	Verona	Low to mid-single digit royalty
FBPase Inhibitor (VK0612)	Viking	7.5% - 9.5%
Kyprolis	Amgen	1.5% - 3.0%
Lasofoxifene	Sermonix	6.0% - 10.0%
Mineral Coated Microparticle	Dianomi	2.0% - 3.0%
OmniAb-Genagon	Genagon	4.0% - 6.0%
OmniAb-GigaGen	GigaGen	Mid-single digit royalty
OmniAb-iMetabolic	iMetabolic	<6%
OmniAb-Kira	Kira	Low to mid-single digit royalty
OmniAb-Takeda	Takeda	Low single digit royalty
Oral EPO	Viking	4.5% - 8.5%
PTX-022	Palvella	5.0% - 9.8%
SARM (VK5211)	Viking	7.25% - 9.25%
SB206	Novan	7.0% - 10.0%
TR Beta (VK2809 and VK0214)	Viking	3.5% - 7.5%
Viviant/Conbriza	Pfizer	0.5% - 2.5%
Various	Nucorion	4.0% - 9.0%
Various	Seelos	4.0% - 10.0%

Ligand Licenses With Fixed Royalties
Program	Licensee	Royalty Rate
4-1BB	Zhilkang Hongyi	Low single digit royalty
AB122	Arcus	Low single digit royalty
Baxdela	Melinta	2.5%
CE-Fosphenytoin	Sedor	11%
Sugemalimab	CStone	3%
Evomela	Acrotech/CASI	20%
V114	Merck	Low single digit royalty
Pneumosil	Serum Institute	Low single digit royalty
MB07133	Xi'an Xintong	6%
ME-344	MEI Pharma	Low single digit royalty
OmniAb-KSQ Therapeutics	KSQ Therapeutics	Single digit royalty
PCSK-9	Genekey	Low single digit royalty
Pradefovir	Xi'an Xintong	9%
Reproxalap	Aldeyra Therapeutics	Low single digit royalty
Sparsentan	Travere	9%
Various	Gloria	Low single digit royalty
Zulresso	SAGE	3%

Contract Payments (Milestones)

Many of our programs under license with our partners will generate contract payments to us if our partners reach certain development, regulatory and commercial milestones. The following table represents the potential maximum value of our contract payment pipeline on milestones by development stage, technology and partner (in thousands):

Technology*		Stage*		Partner*
OmniAb	> $800,000	Preclinical	> $25,000	Viking	$1,500,000
Icagen	>$750,000	Clinical	> $600,000	Roche	$543,000
PET	>$500,000	Regulatory	> $2,100,000	Janssen	$355,000
Vernalis	> $350,000	Commercial	> $1,800,000	Merck	$296,000
Captisol	> $150,000	Other	> $75,000	Neuritek	$246,000
LTP/Hep Direct	> $250,000	Total	>$4,600,000	Jazz	$170,000
NCE/Other	> $1,800,000			Seelos	$139,000
Total	>$4,600,000			Travere	$70,000
				Other	>$1,281,000
				Total	>$4,600,000
*All tables exclude our annual access fees and collaboration revenue for development work.
Internal Development Programs
We have a number of internal development or unpartnered programs focused on a wide-range of potential indications or disease.
The Captisol-enabled (CE)-Iohexol program was established in January 2018 to develop a next-generation contrast agent for diagnostic imaging with a reduced risk of renal toxicity. Contrast-induced acute kidney injury (CI-AKI) is the acute impairment of renal function following intravascular administration of an iodinated contrast agent, and occurs most frequently following coronary angiography, percutaneous coronary intervention and contrast-enhanced computed tomography, especially among patients at risk of renal injury such as those with advanced age, diabetes or heart failure. Currently no products are approved to prevent or treat CI-AKI in this setting, and therefore we believe a significant opportunity exists for a safer formulation of contrast agents. The goal is for CE-Iohexol to improve upon the limitations of existing contrast agents and enable a future partner to gain meaningful market share. In July 2019, we announced positive top-line results from a Phase 1 clinical trial CE-Iohexol conducted in Canada. The trial achieved the primary endpoint by demonstrating pharmacokinetic bioequivalence of CE-Iohexol injection and a reference Iohexol injection (OMNIPAQUE™) after IV administration in healthy adults. CE-Iohexol injection was well tolerated, and adverse events were in line with the known safety profile of OMNIPAQUE. We submitted an IND with the FDA in November and received a “Study May Proceed” letter in December 2020 along with feedback from the FDA on the clinical plan. We plan to initiate a Phase 2 study in the U.S. in the first quarter of 2021.
The Luminespib/Hsp90 Inhibitor is a Phase 2-ready Hsp90 inhibitor, previously investigated in clinical trials for cancer. Third-party academic drug analyses suggest a potential role for heat shock protein 90 (Hsp90) inhibitors in treating COVID-19 infection. Based on these studies, we are evaluating potential collaborations or partnerships relating to intravenous luminespib (AUY-922) as a potential treatment for patients with COVID-19.
Our primary research and development efforts are led by our teams in Emeryville, California, San Diego, California, and Durham, North Carolina,. The following table represents internal programs eligible for further development or partnership:

Program	Development Stage	Targeted Indication or Disease
CE-Iohexol	Phase 2	Diagnostics
Luminespib/Hsp90 Inhibitor	Phase 2	Oncology
CE-Sertraline, Oral Concentrate	Phase 1	Depression
PF530 Interferon Beta	Phase 1	Immunomodulatory
PF582 Ranibizumab	Phase 1	Ocular
CCR1 Antagonist	Preclinical	Oncology
CE-Busulfan	Preclinical	Oncology
CE-Cetirizine Injection	Preclinical	Allergy
CE-Silymarin for Topical formulation	Preclinical	Sun damage
FLT3 Kinase Inhibitors	Preclinical	Oncology
GCSF Receptor Agonist	Preclinical	Blood disorders
Anti-B7-H3	Preclinical	Oncology
Anti-TIM3	Preclinical	Oncology
Anti-TIGIT	Preclinical	Oncology
Anti-CD38	Preclinical	Oncology
Anti-BDNF	Preclinical	Oncology
PF529 Pegfilgrastim	Preclinical	Oncology
PF810 Recombinant Peptide	Preclinical	Endocrine System
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
Our Captisol business may face competition from other suppliers of similar cyclodextrin excipients or other technologies that are aimed to increase solubility or stability of APIs. Our OmniAb antibody technology faces competition from suppliers of other transgenic animal systems that are also available for antibody drug discovery such as AbCellera Biologics.
Our competitive position also depends upon our ability to obtain patent protection or otherwise develop proprietary products or processes. For a discussion of the risks associated with competition, see below under “Item 1A. Risk Factors.”

Environmental, Health and Safety (EHS)
We are committed to providing a safe and healthy workplace, promoting environmental excellence in our communities, and complying with all relevant regulations and industry standards. We establish and monitor programs to reduce pollution, prevent injuries, and maintain compliance with applicable regulations. By focusing on such practices, we believe we can affect a meaningful, positive change in our community and maintain a healthy and safe environment. Our animal health facility in Emeryville, California, has accreditation from Association for Assessment and Accreditation of Laboratory Animal Care International (AAALAC), a nonprofit organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs. We expect to continue our effort and to refine our EHS policies and practices in 2021.
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
Kyprolis
Patents protecting Kyprolis include those owned by Amgen and those owned by us. The United States patent listed in the Orange Book relating to Kyprolis with the latest expiration date is not expected to expire until 2029. Patents and applications owned by Ligand relating to the Captisol component of Kyprolis are not expected to expire until 2033. Amgen has filed suit against several generic drug companies over their applications to make generic versions of Kyprolis. Several generics have settled with Amgen on confidential terms. However, it has been publicly reported that the U.S. launch date for at least Breckenridge Pharmaceuticals’ generic product will be on a date that is held as confidential in 2027 or sooner, depending on certain occurrences. One generic company, Cipla Limited/Cipla USA, Inc. chose not to settle the litigation with Amgen, and proceeded to trial. The District Court upheld the validity of patent claims from three of the patents and Cipla has appealed. The type of patent protection (e.g., composition of matter or use) for each patent listed in the Orange Book and the expiration dates for each patent listed in the Orange Book are provided in the following table. In addition, certain related patents in the commercially important jurisdictions of Europe and Japan are identified in the following table.

Kyprolis
United States			Corresponding Foreign
Type of Protection	U.S. Patent No.	U.S. Expiration Date	Jurisdiction	Patent Number	Expiration Date‡

CoM	7,232,818	4/14/2025	EU	1,745,064	4/14/2025
			EU	1,781,688	8/8/2025
			EU	2,266,999	8/8/2025
			EU	2,270,026	8/8/2025
			EU	3,101,026	8/8/2025
			Japan	4,743,720	8/8/2025
			Japan	5,394,423	4/14/2025
CoM	7,417,042	7/20/2026	EU	1,781,688	8/8/2025
			EU	2,266,999	8/8/2025
			EU	2,270,026	8/8/2025
			EU	3,101,026	8/8/2025
			Japan	4,743,720	8/8/2025
			Japan	5,394,423	4/14/2025
Use	7,491,704	4/14/2025	EU	1,745,064	4/14/2025
			EU	1,781,688	8/8/2025
			EU	2,266,999	8/8/2025
			EU	2,270,026	8/8/2025
			EU	3,101,026	8/8/2025
			Japan	4,743,720	8/8/2025
			Japan	5,394,423	4/14/2025
CoM	7,737,112	12/7/2027	EU	1,819,353	12/7/2025
			EU	2,260,835	12/7/2025
			EU	2,261,236	12/7/2025
			Japan	4,990,155	12/7/2025
			Japan	5,108,509	5/9/2025
Use	8,129,346	4/14/2025	EU	1,745,064	4/14/2025
			Japan	5,394,423	4/14/2025
			Japan	5,616,569	4/14/2025
CoM	8,207,125	4/14/2025	EU	1,781,688	8/8/2025
			EU	1,745,064	4/14/2025
			Japan	5,394,423	4/14/2025
			Japan	5,616,569	4/14/2025
			Japan	4,743,720	8/8/2025
CoM / Use	8,207,126	4/14/2025	EU	1,745,064	4/14/2025
			Japan	5,394,423	4/14/2025
			Japan	5,616,569	4/14/2025
Use	8,207,127	4/14/2025	EU	1,745,064	4/14/2025
			Japan	5,394,423	4/14/2025
			Japan	5,616,569	4/14/2025
CoM / Use	8,207,297	4/14/2025	EU	1,745,064	4/14/2025
			Japan	5,394,423	4/14/2025
			Japan	5,616,569	4/14/2025
CoM	9,493,582	2/27/2033	Japan	6,517,725	2/27/2033
Use	9,511,109	10/21/2029	EU	2,796,134	10/21/2029
			Japan	5,675,629	10/21/2029
			Japan	6,081,964	10/21/2029
			Japan	6,714,664	10/21/2029

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

Captisol
United States			Corresponding Foreign
Type of Protection	U.S. Patent No.	U.S. Expiration Date	Jurisdiction	Patent Number	Expiration Date‡
CoM	8,114,438	10/26/2025	EU	2,708,225	4/22/2025
			Japan	6,141,906	4/22/2025
			Japan	6,538,739	4/22/2025
CoM	10,117,940	4/22/2025	EU	2,708,225	4/22/2025
			Japan	6,141,906	4/22/2025
			Japan	6,538,739	4/22/2025
CoM	10,668,160	12/19/2026	EU	2,708,225	4/22/2025
			Japan	6,141,906	4/22/2025
			Japan	6,538,739	4/22/2025
CoM	7,629,331	10/26/2025	EU	1,945,228	10/26/2025
			EU	2,335,707	10/26/2025
			EU	2,581,078	10/26/2025
			Japan	5,465,432	10/26/2026
Use	8,049,003	12/19/2026	EU	2,583,668	10/26/2025
CoM	8,846,901	10/26/2025	EU	1,945,228	10/26/2025
			EU	2,335,707	10/26/2025
			EU	2,581,078	10/26/2025
			Japan	5,465,432	10/26/2026
CoM	8,829,182	10/26/2025	EU	1,945,228	10/26/2025
			EU	2,335,707	10/26/2025
			EU	2,581,078	10/26/2025
			EU	2,952,197	10/26/2025
			Japan	5,465,432	10/26/2026
CoM/Use/MoM	9,617,352	6/8/2026	EU	2,583,668	10/26/2025
			EU	1,945,228	10/26/2025
			EU	2,335,707	10/26/2025
			EU	2,581,078	10/26/2025
			EU	2,952,197	10/26/2025
			Japan	5,465,432	10/26/2026
CoM/MoM	10,202,468	10/26/2025	EU	2,583,668	10/26/2025
			EU	1,945,228	10/26/2025
			EU	2,335,707	10/26/2025
			EU	2,581,078	10/26/2025
			EU	2,952,197	10/26/2025
			Japan	5,465,432	10/26/2026

CoM	10,703,826	10/26/2025	EU	2,583,668	10/26/2025
			EU	1,945,228	10/26/2025
			EU	2,335,707	10/26/2025
			EU	2,581,078	10/26/2025
			Japan	5,465,432	10/26/2026
CoM / Use	7,635,773	3/13/2029	Japan	4,923,144	4/28/2029
			Japan	6,039,721	4/28/2029
			Japan	6,276,828	4/28/2029
			Japan	6,444,548	4/28/2029
CoM	8,410,077	3/13/2029	Japan	4,923,144	4/28/2029
			Japan	6,039,721	4/28/2029
			Japan	6,276,828	4/28/2029
			Japan	6,444,548	4/28/2029
CoM	9,200,088	3/13/2029	Japan	4,923,144	4/28/2029
			Japan	6,039,721	4/28/2029
			Japan	6,276,828	4/28/2029
			Japan	6,444,548	4/28/2029
CoM	9,750,822	3/13/2029	Japan	4,923,144	4/28/2029
			Japan	6,039,721	4/28/2029
			Japan	6,276,828	4/28/2029
			Japan	6,444,548	4/28/2029
CoM	10,117,951	3/13/2029	Japan	4,923,144	4/28/2029
			Japan	6,039,721	4/28/2029
			Japan	6,276,828	4/28/2029
			Japan	6,444,548	4/28/2029
CoM	10,780,177	3/13/2029	Japan	4,923,144	4/28/2029
			Japan	6,039,721	4/28/2029
			Japan	6,276,828	4/28/2029
			Japan	6,444,548	4/28/2029
MoM	9,751,957	6/28/2033	EU	2,814,849	2/14/2033
			Japan	6,508,944	2/14/2033
MoM	10,633,462	2/14/2033	EU	2,814,849	2/14/2033
			Japan	6,508,944	2/14/2033
CoM	9,493,582	2/27/2033	Japan	6,517,725	2/27/2033
MoM	10,323,103	2/27/2033	Japan	6,517,725	2/27/2033
CoM/MoM	10,040,872	2/27/2033	Japan	6,557,144	10/21/2033
MoM	10,800,861	2/27/2033	Japan	6,557,144	10/21/2033
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

OmniAb Technology Stack
Our OmniAb therapeutic antibody platforms, including OmniRat, OmniMouse and OmniChicken, produce naturally optimized, fully human antibodies in animals. We have received patent protection on OmniAb animals and methods in over 40 jurisdictions, including the United States, multiple countries throughout Europe, Japan and China (see selected cases listed in the table below). The patents and applications owned by us are expected to expire between 2028 and 2039 and partners are able to use the OmniAb patented technology to generate novel antibodies, which may be entitled to additional patent protection.

OmniAb in OmniMouse and OmniRat
United States			Corresponding Foreign
Type of Protection	U.S. Patent No.	U.S. Expiration Date	Jurisdiction	Patent Number	Expiration Date‡
CoM	8,703,485	10/10/2031	EU	2,152,880	5/30/2028
			EU	2,336,329	5/30/2028
			EU	2,603,323	5/30/2028
			Japan	5,823,690	5/30/2028
			Japan	6,220,827	5/30/2028
CoM	9,388,233	5/30/2028	EU	2,152,880	5/30/2028
			EU	2,336,329	5/30/2028
			EU	2,602,323	5/30/2028
			Japan	5,823,690	5/30/2028
			Japan	6,220,827	5/30/2028
CoM	10,072,069	5/30/2028	EU	2,152,880	5/30/2028
			EU	2,336,329	5/30/2028
			EU	2,602,323	5/30/2028
			Japan	5,823,690	5/30/2028
			Japan	6,220,827	5/30/2028
Use/MoM	8,907,157	5/30/2028	N/A
CoM/Use	9,475,859	4/15/2034	EU	2,931,030	12/13/2033
			Japan	6,705,650	12/13/2033
CoM	10,385,132	1/8/2034	EU	2,931,030	12/13/2033
			Japan	6,705,650	12/13/2033

OmniAb in OmniChicken
United States			Corresponding Foreign
Type of Protection	U.S. Patent No.	U.S. Expiration Date	Jurisdiction	Patent Number	Expiration Date‡
CoM/Use	8,030,095	12/23/2029	Europe	2,271,657	3/2/2029
			Japan	5,737,707	3/2/2029
MoM	8,415,173	3/2/2029	Europe	2,271,657	3/2/2029
			Japan	5,737,707	3/2/2029
CoM	8,592,644	8/30/2030	Japan	5,756,802	8/11/2030
CoM	9,404,125	12/29/2030	Japan	5,756,802	8/11/2030
Use	9,549,538	8/11/2030	Japan	5,756,802	8/11/2030
CoM/Use	10,010,058	8/11/2030	Japan	5,756,802	8/11/2030
CoM/Use	10,172,334	8/11/2030	Japan	5,756,802	8/11/2030
CoM/Use	10,687,519	8/11/2030	Japan	5,756,802	8/11/2030
CoM/Use	10,362,770	8/11/2030	N/A	5,756,802	8/11/2030
CoM/MoM/Use	8,865,462	5/8/2032	N/A
CoM	10,689,433	5/23/2032	N/A
Com/MoM/Use	9,644,178	1/7/2031	N/A
CoM	9,380,769	5/23/2032	EU	2,713,712	5/23/2032
CoM	9,809,642	5/23/2032	N/A
CoM/Use	9,394,372	10/16/2032	N/A
CoM	9,982,062	10/16/2032	N/A
CoM/Use	10,555,508	10/16/2032	N/A

‡ Expiration date of European and Japanese patents are calculated as 20 years from the earliest nonprovisional filing date to which priority is claimed, and do not take into account extensions that are or may be available in these jurisdictions.
Vernalis
Under the terms of our sale of Vernalis (R&D) Limited to HitGen in December 2020, Ligand retained a portfolio of fully-funded shots on goal, which now include RPL554, a Phase 2, novel treatment for COPD, which is partnered with Verona; Ciforadenant, a Phase 1 adenosine A2A receptor antagonist for treatment of solid tumors, partnered with Corvus; Tosedostat, an aminopeptidase inhibitor for treatment of blood cancers, partnered with Cell Therapeutics, Inc. (CTI), S65487, a Bcl-2 inhibitor, and S64315, an Mcl-1 inhibitor for treatment of cancers, both of which are partnered with Servier in collaboration with Novartis, and VER250840 (an oral, selective Chk1 inhibitor for treatment of cancer). These programs and their IP are now owned by Ligand UK Development Limited, which has a worldwide patent portfolio of over 200 granted patents in over 60 countries.

Protein Expression Technology Platform
We acquired the Protein Expression Technology Platform through acquisition of Pfenex Inc. in October 2020. This acquisition brought a robust product patent portfolio in the areas of biosimilars, microbial toxin, and vaccine antigen production, as well as a growing number of patents that cover our platform technology (including promoters, secretion leader sequences, methods for high throughput screening, protein expression, strain engineering, marker systems, etc.) useful to the core business. Together there are over 200 issued patents worldwide, and nearly 50 pending applications.

Icagen Technology Platform
In April 2020, we acquired the core assets of Icagen, Inc., an early-stage drug discovery company focused on ion channel and transporter targets. Icagen has a portfolio of over 75 issued patents worldwide and ten pending applications relating to micro X-ray fluorescence-based detection of binding events and transport across barriers.

xCella Biosciences

In September 2020, we acquired xCella Biosciences, Inc.. xCella’s platform is a proprietary microcapillary platform that can screen single B cells for specificity and bioactivity which expand our existing single- B cell assay capabilities in the OmniAb technology stack. We acquired one issued patent directed to xCella’s assay platform, and nearly 20 pending applications, along with access to several technologies owned by Stanford University.
Taurus Bioscience
In September 2020, we acquired Taurus Biosciences which added technologies for discovery and humanization of antibodies from immunized cows or cow-derived libraries in our OmniAb platform technology stack. These antibodies feature some of the longest CDRH3s of any species, with unique genetic and structural diversity that can enable binding to challenging antigens with application in therapeutics, diagnostics and research. We acquired over 15 issued patents along with access to technology owned by The Scripps Research Institute.
Human Capital Management
We recognize and take care of our employees by offering a wide range of competitive pay, recognition, and benefit programs. We are proud to provide our employees the opportunity to grow and advance as we invest in their education and career development. As of December 31, 2020, we have 155 employees, of whom 118 are involved directly in scientific research and development activities.
We rely on skilled, experienced, and innovative employees to conduct the operations of our company. Our key human capital objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. We frequently benchmark our compensation practices and benefits programs against those of comparable industries and in the geographic areas where our facilities are located. We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled labor throughout our organization. Our notable health, welfare and retirement benefits include:
•equity awards through our 2002 Stock Incentive Plan;
•subsidized health insurance;
•401(k) Plan with matching contributions;

•tuition assistance program; and
•paid time off.
We strive to maintain an inclusive environment free from discrimination of any kind, including sexual or other discriminatory harassment. Our employees have multiple avenues available through which inappropriate behavior can be reported, including a confidential hotline. All reports of inappropriate behavior are promptly investigated with appropriate action taken to stop such behavior.
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
Further, under most of our Captisol outlicenses, the amount of royalties we receive will be reduced or will cease when the relevant patent expires. Our low-chloride patents and foreign equivalents are not expected to expire until 2033, our high purity patents and foreign equivalents, are not expected to expire until 2029 and our morphology patents and foreign equivalents, are not expected to expire until 2026 in United States, but the initially filed patents relating to Captisol expired starting in 2010 in the United States and in 2016 in most countries outside the United States. If our other intellectual property rights are not sufficient to prevent a generic form of Captisol from coming to market and if in such case our partners choose to terminate their agreements with us, our Captisol revenue may decrease significantly.

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
We recently acquired Pfenex, as well as Taurus and xCella. We may not be able to integrate these acquired businesses successfully, achieve the expected growth prospects and synergies, expected royalties and other economics or operate such businesses profitably. In addition, such acquisitions may disrupt our current plans and operations, we may not be able to retain key personnel or preserve existing business relationships following such acquisitions, and may incur unexpected costs, charges or expenses resulting from completion of the acquisitions.
We also recently announced the disposition of Vernalis (R&D) Limited. We may not realize expected future benefits from the Vernalis transaction, including from retained licenses and collaboration economics and as a result of indemnification claims under the Vernalis Purchase Agreement and our retention of certain liabilities associated with the Vernalis business.
If we fail to realize the expected benefits from these acquisitions and Vernalis disposition, our business, results of operations and financial condition could be adversely affected.

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

As of December 31, 2020, we had U.S. federal and state net operating loss carryforwards (NOLs) of approximately $162.4 million and $129.3 million, respectively. Our federal NOLs expire through 2037 and our state NOLs begin to expire in 2031, if not utilized. Under the Tax Act, any federal NOLs arising in taxable years ending after December 31, 2017 will carry forward indefinitely. As of December 31, 2020, we had federal and California research and development tax credit carryforwards of approximately $9.2 million and $23.1 million, respectively. The federal research and development tax credit carryforwards expire in various years through 2040, if not utilized. The California research and development credit will carry forward indefinitely. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code) if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Furthermore, under the Tax Act, although the treatment of tax losses generated in tax years beginning before December 31, 2017 has generally not changed, tax losses generated in tax years beginning after December 31, 2017 may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite having potentially generated a loss for federal income tax purposes in prior years. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results.
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
As of December 31, 2020, we had $495.3 million aggregate principal amount of 2023 Notes. The notes are convertible into cash, and if applicable, shares of our common stock under certain circumstances, including trading price conditions related to our common stock. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the notes to be extinguished and their corresponding net carrying value. The fair value of the notes to be extinguished depends on our current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is lower than the implied interest rate of the notes, we will record a loss in our consolidated statement of income during the period in which the notes are converted.
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
Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by our directors, officers or other employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of Delaware or our amended and restated certificate of incorporation or amended and restated bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine. To the extent that any such claims may be based upon federal law claims, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, Section 22 of the Securities Act provides for concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder, and as such, the exclusive jurisdiction clauses set forth above would not apply to such suits. The choice of forum provisions in our amended and restated bylaws may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. By agreeing to these provisions, however, stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation and bylaws has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.
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
The following table summarizes our principal facilities leased as of December 31, 2020, including the location and size of each facility, and their designated use. We also lease facilities in other locations. We believe our facilities are adequate for our current and near-term needs, and we will be able to locate additional facilities, as needed.

Location	Approximate Square Feet	Operation	Lease Expiration Date
San Diego, CA	54,000	Corporate headquarters office and laboratory	March 2024
Emeryville, CA	13,000	Office and laboratory	August 2021
Durham, NC	11,200	Office and laboratory	April 2022

Item 3.	Legal Proceedings

See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10), Commitments and Contingencies—Legal Proceedings.”

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “LGND.” As of February 18, 2021, there were approximately 424 holders of record of the common stock.
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
The following table presents information regarding repurchases by us of our common stock during the three months ended December 31, 2020 under the stock repurchase program approved by our board of directors in September 2019, under which we may acquire up to $500 million of our common stock in open market and negotiated purchases for a period of up to three years.
ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)
October 1 - October 31, 2020	—	$—	—	$253,499
November 1 - November 30, 2020	55,554	$84.81	55,554	$248,788
December 1 - December 31, 2020	—	$—	—	$248,788
Total	55,554	$84.81	55,554

The information required by Item 201(d) of Regulation S-K is incorporated by reference to the 2021 Annual Meeting Proxy Statement as defined in Item 10 below.

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

Value of $100 Invested Over Time

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Ligand	$100.00	$93.72	$126.30	$125.16	$96.19	$91.73
NASDAQ Composite-Total Return	$100.00	$108.87	$141.13	$137.12	$187.44	$271.64
NASDAQ Biotechnology Index	$100.00	$78.65	$95.69	$87.21	$109.11	$137.94

Item 6.	Selected Consolidated Financial Data
The following selected historical consolidated financial and other data are qualified by reference to, and should be read in conjunction with, our consolidated financial statements and the related notes thereto appearing elsewhere herein and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our selected statement of operations data set forth below for each of the years ended December 31, 2020, 2019, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2020, 2019, 2018, 2017 and 2016 are derived from our consolidated financial statements.
The comparability of the information is affected by a variety of factors, including acquisitions and divestitures of businesses, issuance and repayment of debt, share-based compensation expense, and repurchases of common stock under our stock repurchase programs. In addition, the consolidated statements of operations data for each of the years ended December 31, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2017 and 2016 set forth in the tables below do not reflect the adoption of Topic 606 and continue to be reported under the standards in effect for those periods. Additionally, the selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016 set forth in the tables below do not reflect the adoption of Topic 842 regarding leases and continue to be reported under Topic 840 for those periods. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and related notes. Our historical results are not necessarily indicative of our future results.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Consolidated Statements of Operations Data:		(in thousands, except per share amounts)
Royalties	$33,796	$46,976	$128,556	$88,685	$59,423
Captisol	109,959	31,489	29,123	22,070	22,502
Contract revenue	42,664	41,817	93,774	30,347	27,048
Total revenues	186,419	120,282	251,453	141,102	108,973
Cost of Captisol	30,419	11,347	6,337	5,366	5,571
Amortization of intangibles	23,442	16,864	15,792	12,120	10,643
Research and development	59,392	55,908	27,863	26,887	21,221
General and administrative	64,435	41,884	37,734	28,653	27,653
Total operating costs and expenses	177,688	126,003	87,726	73,026	65,088
Gain from sale of Vernalis R&D	17,114	—	—	—	—
Gain from sale of Promacta license	—	812,797	—	—	—
Income from operations	25,845	807,076	163,727	68,076	43,885
Total other income (expense), net	(36,383)	(10,437)	9,603	(10,845)	(35,925)
Income tax benefit (expense)	7,553	(167,337)	(30,009)	(44,675)	(10,327)
Income (loss) from continuing operations	(2,985)	629,302	143,321	12,556	(2,367)
Discontinued operations	—	—	—	—	731
Net income (loss)	$(2,985)	$629,302	$143,321	$12,556	$(1,636)
Basic per share amounts:
Income (loss) from continuing operations	$(0.18)	$33.13	$6.77	$0.60	$(0.11)
Discontinued operations	—	—	—	—	0.04
Net income (loss)	$(0.18)	$33.13	$6.77	$0.60	$(0.08)
Weighted average number of common shares-basic	16,185	18,995	21,160	21,032	20,831
Diluted per share amounts:
Income (loss) from continuing operations	$(0.18)	$31.85	$5.96	$0.53	$(0.11)
Discontinued operations	—	—	—	—	0.04
Net income (loss)	$(0.18)	$31.85	$5.96	$0.53	$(0.08)
Weighted average number of common shares-diluted	16,185	19,757	24,067	23,481	20,831

	December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments, restricted cash and investments	$411,186	$1,070,597	$776,445	$208,099	$149,393
Working capital (deficit)	$400,448	$1,106,643	$788,291	$(1,847)	$(64,076)
Total assets	$1,362,285	$1,494,915	$1,260,803	$671,021	$601,585
Other long-term obligations	$110,356	$71,722	$7,776	$13,506	$3,603
Total notes payable, net (including current portion)	$442,293	$638,959	$636,297	$224,529	$212,910
Retained earnings (accumulated deficit)	$391,952	$400,105	$(229,197)	$(400,924)	$(431,127)
Total stockholders’ equity	$709,525	$767,232	$560,914	$399,788	$341,290

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) will help readers understand our results of operations, financial condition, and cash flows. It is provided in addition to the accompanying consolidated financial statements and notes. Comparisons under this heading refer to twelve months ended December 31, 2020 and 2019, respectively, unless otherwise indicated.
Our MD&A is organized as follows:
•Results of Operations. Detailed discussion of our revenue and expenses for twelve months ended December 31, 2020 and 2019. A comparison of our results of operations for twelve months ended December 31, 2019 and 2018 can be found under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 27, 2020.

•Liquidity and Capital Resources. Discussion of key aspects of our consolidated statements of cash flows, changes in our financial position, and our financial commitments.
•Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.
•Contractual Obligations. Tabular disclosure of known contractual obligations as of December 31, 2020.
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

Results of Operations

Revenue

(Dollars in thousands)	2020	2019	Change	% Change
Royalties	$33,796	$46,976	$(13,180)	(28)%
Captisol Sales	109,959	31,489	78,470	249%
Contract Revenue	42,664	41,817	847	2%
Total revenue	$186,419	$120,282	$66,137	55%

Royalty revenue is a function of our partners' product sales and the applicable royalty rate. Kyprolis royalty rate is under a tiered royalty rate structure with the highest being 3.0%. Evomela has a fixed royalty rate of 20%. On March 6, 2019, we sold all of our rights, title and interest in and to the Promacta license to RPI. Subsequent to March 6, 2019, we no longer recognize revenue related to sales of Promacta. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Sale of Vernalis R&D and Promacta License.”
Royalty revenue decreased in 2020 as compared to 2019 driven primarily by the above mentioned sale of the Promacta license in March 2019, which contributed $14.2 million revenue in 2019. In addition, royalties for 2020 were impacted by the ongoing COVID-19 pandemic. Captisol sales increased year over year in 2020 primarily reflecting higher sales of Captisol for use in the manufacturing of Veklury. Contract revenue increased slightly year over year in 2020.
The following table represents royalty revenue by program:

(in millions)	2020 Estimated Partner Product Sales	Effective Royalty Rate	2020 Royalty Revenue	2019 Estimated Partner Product Sales	Effective Royalty Rate	2019 Royalty Revenue
Kyprolis	$1,094.6	2.3%	$25.2	$1,095.4	2.3%	$25.0
Evomela	32.6	20.0%	6.4	26.0	20.0%	5.2
Other	178.5	1.2%	2.2	194.1	1.3%	2.6
Promacta	N/A	N/A	N/A	225.1	6.3%	14.2
Total	$1,305.7		$33.8	$1,540.6		$47.0

Operating Costs and Expenses

(Dollars in thousands)	2020	2019	Change	% Change
Cost of Captisol	$30,419	$11,347	$19,072	168%
Amortization of intangibles	23,442	16,864	6,578	39%
Research and development	59,392	55,908	3,484	6%
General and administrative	64,435	41,884	22,551	54%
Total operating costs and expenses	$177,688	$126,003	$51,685	41%

Total operating costs and expenses for 2020 increased $51.7 million or 41% compared with 2019.
Cost of Captisol increased year over year in 2020 primarily due to higher sales of Captisol during 2020.
Amortization of intangibles increased year over year in 2020 primarily due to the acquisitions of Icagen in April 2020 and Pfenex in October 2020.
At any one time, we are working on multiple programs. As such, we generally do not track our R&D expenses on a specific program basis. Our R&D expenses increased year over year in 2020 due to the costs associated with our acquisitions of Icagen in April 2020 and Pfenex in October 2020, which primarily consisted of salaries and lab costs and intangible amortizations associated with Icagen ($10.4 million) and Pfenex ($13.5 million). The increases were partially offset by a $17.0 million year over year decreases in amortization of other economic rights, primarily consisting of economic rights acquired from Palvella in December 2018 and Novan in February 2019.
General and administrative expenses increased year over year in 2020 primarily due to $20.7 million acquisition and integration related expenses associated with the Pfenex acquisition.
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

Other income (expense)

(Dollars in thousands)	2020	2019	Change	% Change
Gain (loss) from short-term investments	$(16,933)	$1,049	$(17,982)	(1,714)%
Interest income	8,078	28,430	(20,352)	(72)%
Interest expense	(27,420)	(35,745)	8,325	23%
Other expense, net	(108)	(4,171)	4,063	97%
Total other income (expense,) net	$(36,383)	$(10,437)	$(25,946)	(249)%

The fluctuation in the gain (loss) from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock and warrants (an unrealized loss of $19.0 million in 2020 as compared to an unrealized gain of $2.9 million in 2019).
Interest income consists primarily of interest earned on our short-term investments. The year over year decrease in 2020 resulted from the decrease in our short-term investment balances due to the usage of funds in share repurchases, the 2023 Notes repurchase and the acquisitions of Icagen, xCella, Taurus and Pfenex during 2020 as well as lower interest rates during 2020.
Interest expense includes the 0.75% coupon cash interest expense in addition to the non-cash accretion of discount (including the amortization of debt issuance costs) on our 2023 Notes. The year over year decrease in 2020 was primarily due to lower average debt outstanding balance as compared to the prior year. The 2019 Notes were paid off upon the maturity date in August 2019. During 2020, we repurchased $254.7 million in principal of the 2023 Notes for $222.8 million in cash, including accrued interest of $0.6 million. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Convertible Senior Notes.”
Other expense, net, decreased year over year in 2020 primarily due to a $5.1 million reduction in the value of our Selexis commercial license right in 2019. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (1), Basis of Presentation and Summary of Significant Accounting Policies - Commercial License and Other Economic Rights.”
Income tax benefit (expense)

(Dollars in thousands)	2020	2019	Change	% Change
Income before income tax expense (benefit)	$(10,538)	$796,639	$(807,177)	(101)%
Income tax benefit (expense)	7,553	(167,337)	174,890	105%
Net income (loss)	$(2,985)	$629,302	$(632,287)	(100)%
Effective Tax Rate	72%	21%

Our effective tax rate for 2020 and 2019 was 72% and 21%, respectively. Our tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In 2020, the variance from the U.S. federal statutory rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory rates than the U.S. federal statutory tax rate, primarily the United Kingdom. The items below also had an impact on the difference between our statutory U.S. rate.

2020
•$2.4 million (22.9%) increase from Section 162(m) limitation
•$1.7 million (15.7%) decrease from the foreign-derived intangible income deduction
•$1.5 million (13.8%) increase from state income taxes
•$0.9 million (8.3%) increase due to non-deductible transaction costs primarily related to the acquisition of Pfenex
•$0.7 million (6.6%) decrease from research and development tax credits
•$0.3 million (3.4%) decrease due to excess tax benefits from share-based compensation which are recorded as a discrete item within the provision for income tax pursuant to ASU 2016-09

2019

•$1.2 million (0.1%) decrease due to the release of a valuation allowance primarily relating to research and development tax credits.
•$0.9 million (0.1%) decrease from research and development tax credits
•$0.8 million (0.1%) decrease due to excess tax benefits from share-based compensation which are recorded as a discrete item within the provision for income tax pursuant to ASU 2016-09

Liquidity and Capital Resources
At December 31, 2020, we had approximately $411.2 million in cash, cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments decreased by $658.7 million from last year, due to factors described in the "Cash Flow Summary" below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, which decreased during 2020 primarily from the acquisitions of Icagen, xCella, Taurus and Pfenex, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.
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
In May 2018, we issued the 2023 Notes with an aggregate principal amount of $750.0 million. A portion of the proceeds from such issuance totaling $49.7 million were used to repurchase 260,000 shares of our common stock. During 2020, we repurchased $254.7 million in principal of the 2023 Notes for $222.8 million in cash, including accrued interest of $0.6 million. After the repurchases, $495.3 million in principal amount of the 2023 Notes remain outstanding. We may continue to use cash on hand to repurchase additional 2023 Notes through open-market transactions, including through Rule 10b5-1 trading plan to facilitate open-market repurchases, or otherwise, from time to time. The timing and amount of repurchase transactions will be determined by management based on the evaluation of market conditions, trading price of the 2023 Notes, legal requirements and other factors. The 2023 Notes were not convertible as of December 31, 2020. It is our intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. See detail in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Convertible Senior Notes.”
In September 2018, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock from time to time over a period of up to three years. On January 23, 2019, our Board of Directors increased the share repurchase authorization by $150.0 million. The available amount under the $350.0 million repurchase plan was fully utilized during the third quarter of 2019.
On September 11, 2019, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $500.0 million of our common stock from time to time over the next three years. We expect to acquire shares primarily through open-market transactions and have entered into a Rule 10b5-1 trading plan, and may enter into additional Rule 10b5-1 trading plans in the future, to facilitate open-market repurchases. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Our prior $350.0 million stock repurchase program mentioned above was terminated in connection with the approval of the new stock repurchase program. Authorization to repurchase $248.8 million of our common stock remained available as of December 31, 2020. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities.”
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

As of December 31, 2020, we had $49.1 million in fair value of contingent consideration liabilities associated with the acquisitions to be settled in future periods.

Cash Flow Summary

(in thousands)	2020	2019	2018
Net cash provided by (used in):
Operating activities	$54,586	$(29,336)	$194,059
Investing activities	$231,648	$466,918	$(423,269)
Financing activities	$(310,545)	$(485,172)	$328,585

In 2020, we generated cash from operations, from the sale of Vernalis R&D business and from issuance of common stock under employee stock plans. During the year we used cash for investing activities, including the acquisition of Pfenex, Icagen, xCella and Taurus. We also used cash for financing activities, including the payments related to the extinguishment of certain 2023 Notes and stock repurchases.
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

Off-Balance Sheet Arrangements

We do not participate in any transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. During the fiscal year ended December 31, 2020, we were not involved in any “off-balance sheet arrangements” within the meaning of the rules of the SEC.
We lease our office facilities under operating lease arrangements with varying terms through March 2024. The agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases of 3.0%. We had no off-balance sheet arrangements at December 31, 2020, 2019 and 2018.
Contractual Obligations

As of December 31, 2020, future minimum payments due under our contractual obligations are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Purchase obligations (1)	$63,056	$36,416	$26,640	$—	$—
Notes payable (2)	$503,947	$3,714	$500,233	$—	$—
Operating lease obligations (3)	$8,659	$2,259	$3,895	$1,805	$700
Finance lease obligations (4)	$6,758	$6,649	$105	$4	$—

(1) Amounts represent our commitments under our supply agreement with Hovione for Captisol purchases.
(2) Amounts represent contractual amounts due under our 2023 Notes, including interest based on the fixed rate of 0.75% per year.

(3) We lease two office facilities, which we have fully vacated under operating lease arrangements. The lease agreements expire on February 2023 and April 2024. We sublet the facilities through the end of our lease. As of December 31, 2020, we expect to receive aggregate future minimum lease payments totaling $1.0 million (non-discounted) over the duration of the sublease agreement, which are not included in the table above.
(4) Amounts represent our commitments under our finance lease agreements.

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
We receive royalty revenue on sales by our partners of products covered by patents that we or our partners own under the contractual agreements. We do not have future performance obligations under these license arrangements. We generally satisfy our obligation to grant intellectual property rights on the effective date of the contract. However, we apply the royalty recognition constraint required under the guidance for sales-based royalties which requires a sales-based royalty to be recorded no sooner than the underlying sale occurs. Therefore, royalties on sales of products commercialized by our partners are recognized in the quarter the product is sold. Our partners generally report sales information to us on a one quarter lag. Thus, we estimate the expected royalty proceeds based on an analysis of historical experience and interim data provided by our partners including their publicly announced sales. Differences between actual and estimated royalty revenues, which have not been material, are adjusted in the period in which they become known, typically the following quarter.
Our contracts with customers often will include future contingent milestone based payments. We include contingent milestone based payments in the estimated transaction price when it is probable to estimate the amount of the payment. These estimates are based on historical experience, anticipated results and our best judgment at the time. If the contingent milestone based payment is sales-based, we apply the royalty recognition constraint and record revenue when the underlying sale has taken place. Significant judgments must be made in determining the transaction price for our sales of intellectual property. Because of the risk that products in development with our partners will not reach development based milestones or receive regulatory approval, we generally recognize any contingent payments that would be due to us upon the development milestone or regulatory approval. Depending on the terms of the arrangement, we may also defer a portion of the consideration received if we have to satisfy a future obligation. We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available.
For R&D services that we recognize over time, we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time it will take us to complete the activities, or the costs we may incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make numerous estimates and use significant judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.

Revenue from Captisol sales is recognized when control of Captisol material or intellectual property license rights is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of the product, meaning the customer has the ability to use and obtain the benefit of the Captisol material or intellectual property license right. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control. Sales tax and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. We have elected to recognize the cost of freight and shipping when control over Captisol material has transferred to the customer as an expense in cost of material sales. We expense incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial. We did not incur any incremental costs of obtaining a contract during the periods reported.
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
Contingent Liabilities

In October 2017, we acquired Crystal for total cash consideration of $27.2 million, plus contingent consideration of up to an additional $10.5 million ($5.8 million has been paid as of December 31, 2020) over a five year period following the acquisition date based on certain research milestones and a portion of the payments that we receive from a specified part of the historical Crystal business. The contingent consideration is measured at fair value using an income approach valuation technique, specifically with probability weighted and discounted cash flows. The fair value of the liability is assessed at each reporting date and the change in fair value is recorded in our consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different than the carrying amount of the liability. The fair value of the contingent consideration liability as of December 31, 2020 was $0.8 million.
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

On April 1, 2020, we acquired the core assets, including its partnered programs and ion channel technology from Icagen and certain of its affiliates for total cash consideration of $15.1 million, and a contingent earn-out payment of up to $25.0 million based on certain revenue milestones with an estimated fair value upon acquisition of $4.8 million. The fair value of the earn-out liability was determined using a probability weighted income approach incorporating the estimated future cash flows from expected future milestones. These cash flows were then discounted to present value using a discount rate based on the market participants' cost of debt reflective of Icagen. The fair value of the liability is assessed at each reporting date and the change in fair value is recorded in our consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different than the carrying amount of the liability. The fair value of the contingent consideration liability as of December 31, 2020 was $6.4 million.
On October 1, 2020, we acquired Pfenex, which develops next-generation and novel protein therapeutics to improve existing therapies and create new therapies for biological targets linked to critical, unmet diseases using a protein expression technology platform. The preliminary purchase price of $465.1 million included $429.6 million cash consideration paid upon acquisition, and a contingent CVR payment of up to $77.8 million of cash payments based on certain specified milestones with an estimated initial fair value of $37.0 million, net of $1.5 million recorded as post-acquisition expenses based on double trigger accelerate feature. The fair value of the CVR liability was determined using a probability adjusted income approach. These cash flows were then discounted to present value using a discount rate based on the market participants' cost of debt reflective of Pfenex. The liability is periodically assessed based on events and circumstances related to the underlying milestone, and any change in fair value is recorded in our consolidated statements of operations. The fair value of the CVR liability as of December 31, 2020 was $37.6 million.
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

Investment Portfolio Risk

At December 31, 2020, our investment portfolio included investments in available-for-sale securities of $363.6 million, including the investment in Viking common stock and warrants of $39.1 million. These securities are subject to market risk and may decline in value based on market conditions.

Equity Price Risk

Our 2023 Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or maturity of the notes, as applicable. As of December 31, 2020, the “if-converted value” did not exceed the principal amount of the 2023 Notes. See detail in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Convertible Senior Notes.”

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

We have audited the accompanying consolidated balance sheets of Ligand Pharmaceuticals Incorporated (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-13

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting of measurement for credit losses on financial instruments effective January 1, 2020, due to the adoption of Accounting Standards Update (ASU) No. 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), and the related amendments.

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

Description of the Matter
Acquisition of Pfenex Inc.

As disclosed in Note 4 to the consolidated financial statements, during 2020, the Company completed the acquisition of Pfenex Inc. for total aggregate consideration of $465.1 million. The transaction was accounted for as a business combination. In connection with the acquisition, the Company recognized identified intangible assets which totaled $385 million and principally consisted of contractual relationships and developed technology, and recognized the Contingent Value Right (CVR) liability for acquisition consideration that is payable based on a predefined regulatory milestone if achieved by December 31, 2021 for which there is a maximum earnout of $77.8 million. The Company determines the fair value of the CVR both as part of the initial purchase price allocation, and on an ongoing basis each reporting period until the CVR is settled. As of December 31, 2020, the liability related to the CVR is $37.6 million.

Auditing the Company’s accounting for its acquisition of Pfenex Inc. was complex due to the significant judgement required by management to determine the fair value of identified intangible assets, and to determine the fair value of the CVR arrangement. The Company used an income approach to measure the value of the contractual relationship and technology-related intangible assets and a discounted cash flow model to value the CVR. Determination of the fair value of the acquired intangible assets was sensitive to the underlying assumptions including the estimated revenue growth rates and timing and the probability of technical and regulatory success. The fair value of CVR was sensitive to the significant underlying assumptions including the probability and timing of achieving the predefined regulatory milestone. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the controls over the Company’s accounting for acquisitions. For example, we tested controls over management’s review of the valuation of intangible assets acquired and CVR, including the valuation models used and the underlying assumptions used to develop such estimates, and management’s review of the completeness and accuracy of the data used to develop the estimates.

To test the estimated fair value of the intangible assets and CVR, our audit procedures included, among others, evaluating the Company's use of valuation methodologies, evaluating the prospective financial information and testing the completeness and accuracy of underlying data. We compared the significant assumptions to current industry, market and economic trends and historical results of the acquired business. We also involved internal valuation specialists to assist in our evaluation of the valuation methodology and certain significant assumptions used by the Company. Our internal valuation specialists’ procedures included, among others, developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.

Impairment assessment of finite-lived intangibles
Description of the Matter
At December 31, 2020, the Company’s finite-lived intangible assets totaled $595.3 million. As discussed in Note 1 to the consolidated financial statements, the Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the finite-lived intangibles are not expected to be recovered through future undiscounted cash flows. The Company did not identify indicators of impairment for its finite-lived intangibles at December 31, 2020.

Auditing management’s assessment of impairment is challenging due to the high degree of subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment and the related assessment of the severity of such indicators in determining whether a triggering event has occurred that requires the Company to evaluate the recoverability of the asset. A high degree of auditor judgment was required to evaluate the significant inputs used in the assessment for potential triggering events which included market conditions, industry and economic trends, changes in regulations, clinical success and historical and forecasted financial results. These possible triggering events could have a significant effect on the Company’s impairment assessment and the determination of whether further quantitative analysis of finite-lived intangible impairment was required.

How We Addressed the Matter in Our Audit
We obtained an understanding of management’s process to identify indicators of impairment, including the qualitative analysis and related inputs and assumptions used in performing the analyses. We evaluated the design and tested the operating effectiveness of the controls that address the identification of indicators of impairment. For example, we tested controls over management’s assessment of indicators of impairment.

To test the Company’s evaluation of indicators of impairment for finite-lived intangibles, our audit procedures included, among others, assessing the methodologies and testing the completeness and accuracy of the Company’s analysis of events or changes in circumstances. As part of our evaluation, we considered market conditions, industry and economic trends, changes in regulations, clinical success and historical and forecasted financial results, in assessing whether an indicator of impairments exists.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2016.

San Diego, California
February 24, 2021

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$47,619	$71,543
Short-term investments	363,567	998,324
Accounts receivable, net	56,847	30,387
Inventory	26,487	7,296
Income taxes receivable	2,217	11,361
Other current assets	3,822	4,734
Total current assets	500,559	1,123,645
Deferred income taxes, net	24,320	25,608
Intangible assets, net	595,330	210,448
Goodwill	189,662	95,229
Commercial license and other economic rights	10,979	20,090
Property and equipment, net	14,434	7,185
Operating lease assets	6,892	10,353
Finance lease assets	15,842	84
Other assets	4,267	2,273
Total assets	$1,362,285	$1,494,915
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,784	$2,420
Accrued liabilities	18,530	8,581
Current contingent liabilities	39,884	2,607
Deferred revenue	29,435	2,139
Current operating lease liabilities	1,885	1,242
Current finance lease liabilities	6,593	13
Total current liabilities	100,111	17,002
2023 convertible senior notes, net	442,293	638,959
Long-term contingent liabilities	9,249	6,335
Deferred income taxes, net	64,598	32,937
Long-term operating lease liabilities	5,643	9,970
Other long-term liabilities	30,866	22,480
Total liabilities	652,760	727,683
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 16,080 and 16,823 shares issued and outstanding at December 31, 2020 and 2019, respectively	16	17
Additional paid-in capital	318,358	367,326
Accumulated other comprehensive loss	(801)	(216)
Retained earnings	391,952	400,105
Total stockholders’ equity	709,525	767,232
Total liabilities and stockholders’ equity	$1,362,285	$1,494,915
See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Royalties	$33,796	$46,976	$128,556
Captisol	109,959	31,489	29,123
Contract revenue	42,664	41,817	93,774
Total revenues	186,419	120,282	251,453
Operating costs and expenses:
Cost of Captisol	30,419	11,347	6,337
Amortization of intangibles	23,442	16,864	15,792
Research and development	59,392	55,908	27,863
General and administrative	64,435	41,884	37,734
Total operating costs and expenses	177,688	126,003	87,726
Gain from sale of Vernalis R&D	17,114	—	—
Gain from sale of Promacta license	—	812,797	—
Income from operations	25,845	807,076	163,727
Other income (expense):
Gain (loss) from short-term investments	(16,933)	1,049	50,377
Interest income	8,078	28,430	13,999
Interest expense	(27,420)	(35,745)	(48,276)
Other expense, net	(108)	(4,171)	(6,497)
Total other income (expense), net	(36,383)	(10,437)	9,603
Income (loss) before income tax	(10,538)	796,639	173,330
Income tax benefit (expense)	7,553	(167,337)	(30,009)
Net income (loss)	(2,985)	629,302	143,321

Basic net income (loss) per share	$(0.18)	$33.13	$6.77
Shares used in basic per share calculation	16,185	18,995	21,160

Diluted net income (loss) per share	$(0.18)	$31.85	$5.96
Shares used in diluted per share calculation	16,185	19,757	24,067

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(2,985)	$629,302	$143,321
Unrealized net gain (loss) on available-for-sale securities, net of tax	(162)	200	73
Foreign currency translation adjustment	(423)	608	(921)
Comprehensive income (loss)	$(3,570)	$630,110	$142,473

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount
Balance at January 1, 2018	21,148,665	$21	$798,205	$2,486	$(400,924)	$399,788
Issuance of common stock under employee stock compensation plans, net	399,116	—	16,417	—	—	16,417
Reclassification of equity component of currently redeemable convertible notes	—	—	18,859	—	—	18,859
Share-based compensation	—	—	20,846	—	—	20,846
Repurchase of common stock	(782,248)	—	(127,481)	—	—	(127,481)
Other comprehensive income	—	—	—	73	—	73
Cumulative-effect adjustment from adoption of ASU 2016-01	—	—	—	(2,662)	2,662	—
Cumulative-effect adjustment from adoption of ASU 2014-09, net of tax	—	—	—	—	25,581	25,581
Derivative associated with 2019 Notes and Bond Hedge	—	—	(1,559)	—	—	(1,559)
Loss on settlement of 2019 Notes	—	—	3,187	—	—	3,187
Warrant repurchase in connection with 2019 Notes	—	—	(30,472)	—	—	(30,472)
Loss on repurchase of warrants in connection with 2019 Notes	—	—	1,792	—	—	1,792
Tax effect on 2019 Notes transactions	—	—	(1,680)	—	—	(1,680)
Derivative associated with 2023 Notes and Bond Hedge	—	—	(1,807)	—	—	(1,807)
Warrant derivative in connection with 2023 Notes	—	—	97,805	—	—	97,805
Tax effect for 2023 Notes transactions	—	—	(3,181)	—	—	(3,181)
Foreign currency translation adjustment	—	—	—	(921)	—	(921)
Other tax adjustments	—	—	183	—	163	346
Net income	—	—	—	—	143,321	143,321
Balance at December 31, 2018	20,765,533	$21	$791,114	$(1,024)	$(229,197)	$560,914
Issuance of common stock under employee stock compensation plans, net	179,838	—	(1,421)	—	—	(1,421)
Share-based compensation	—	—	24,515	—	—	24,515
Repurchase of common stock	(4,122,133)	(4)	(448,429)	—	—	(448,433)
Unrealized net gain on available-for-sale securities, net of deferred tax	—	—	—	200	—	200
Foreign currency translation adjustment	—	—	—	608	—	608
Other tax adjustments	—	—	1,547	—	—	1,547
Net income	—	—	—	—	629,302	629,302
Balance at December 31, 2019	16,823,238	$17	$367,326	$(216)	$400,105	$767,232
Issuance of common stock under employee stock compensation plans, net	190,672	—	1,535	—	—	1,535
Share-based compensation	—	—	30,727	—	—	30,727
Repurchase of common stock	(934,079)	(1)	(77,997)	—	—	(77,998)
Unrealized net loss on available-for-sale securities, net of deferred tax	—	—	—	(162)	—	(162)
Foreign currency translation adjustment	—	—	—	(423)	—	(423)
Reacquisition of equity due to 2023 debt extinguishment, net of tax	—	—	(3,236)	—	—	(3,236)
Cumulative-effect adjustment from adoption of ASU 2016-13, net of tax	—	—	—	—	(5,168)	(5,168)
Other tax adjustments	—	—	3	—	—	3
Net loss	—	—	—	—	(2,985)	(2,985)
Balance at December 31, 2020	16,079,831	$16	$318,358	$(801)	$391,952	$709,525

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income (loss)	$(2,985)	$629,302	$143,321
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain from sale of Promacta license	—	(812,797)	—
Gain from sale of Vernalis R&D	(17,114)	—	—
Change in estimated fair value of contingent liabilities	963	(30)	3,448
Depreciation and amortization of intangible assets	25,691	18,361	12,784
Loss (gain) short-term investments	16,933	(1,049)	(50,377)
Amortization/accretion of premium (discount) on investments, net	1,479	(10,274)	(5,452)
Amortization of debt discount and issuance fees	23,077	29,988	43,954
Amortization of commercial license and other economic rights	2,275	25,370	1,934
Share-based compensation	30,727	24,515	20,846
Deferred income taxes, net	(19,053)	74,829	29,739
Royalties recorded in retained earnings upon adoption of ASC 606	—	—	32,707
Other	2,657	(3,498)	2,931
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(26,061)	25,463	(29,544)
Inventory	(17,799)	(2,061)	(2,559)
Accounts payable and accrued liabilities	(1,245)	(6,664)	(4,533)
Income taxes receivable	9,144	(11,219)	318
Other economic rights	—	(12,000)	—
Deferred revenue	29,236	(1,147)	(1,158)
Other	(3,339)	3,575	(4,300)
Net cash provided by (used in) operating activities	54,586	(29,336)	194,059
Investing activities
Proceeds from sale of Promacta license	—	812,797	—
Purchase of commercial license rights	—	—	(10,000)
Cash paid for acquisition, net of cash and restricted cash acquired	(404,884)	(11,840)	(5,856)
Purchases of property and equipment	(4,458)	(2,553)	(887)
Purchases of short-term investments	(422,523)	(2,356,545)	(1,434,255)
Proceeds from commercial license rights	1,358	—	—
Proceeds from sale of short-term investments	394,539	535,877	131,942
Proceeds from maturity of short-term investments	644,155	1,494,851	892,873
Proceeds received from repayment of Viking note receivable	—	—	3,914
Cash paid for equity method investment	(500)	(1,000)	—
Proceeds on sale of Vernalis R&D, net	22,061	—	—
Other, net	1,900	(4,669)	(1,000)
Net cash provided by (used in) investing activities	231,648	466,918	(423,269)
Financing activities
Repayment of debt	(222,209)	(27,323)	(217,674)
Payments under finance lease obligations	(9,549)	—	—
Gross proceeds from issuance of 2023 Convertible Senior Notes	—	—	750,000
Payment of debt issuance costs	—	—	(16,900)
Proceeds from issuance of warrants	—	—	90,000
Purchase of convertible bond hedge	—	—	(140,250)
Proceeds from bond hedge settlement	—	12,401	439,559
Payments to convert holders for bond conversion	—	(12,401)	(439,581)

Net proceeds from stock option exercises and ESPP	3,017	2,997	20,183
Taxes paid related to net share settlement of equity awards	(1,481)	(4,418)	(3,765)
Share repurchases	(77,998)	(453,048)	(122,868)
Repurchase of warrants	—	(380)	(30,094)
Payments to CVR Holders	(2,325)	(3,000)	(25)
Net cash provided by (used in) financing activities	(310,545)	(485,172)	328,585
Net increase (decrease) in cash, cash equivalents, and restricted cash	(24,311)	(47,590)	99,375
Effect of exchange rate changes on cash	—	83	(215)
Cash, cash equivalents and restricted cash at beginning of year	72,273	119,780	20,620
Cash, cash equivalents and restricted cash at end of year	$47,962	72,273	119,780
Supplemental disclosure of cash flow information
Cash paid during the year:
Interest paid	$4,463	$5,827	$1,513
Taxes paid	$2,130	$103,817	$341
Restricted cash in other current assets	$343	$730	$2,616
Supplemental schedule of non-cash investing and financing activities
Accrued inventory purchases	$1,562	$170	$2,059
Unrealized (loss) gain on AFS investments	$(212)	$256	$48
Purchase of fixed assets recorded in accounts payable	$249	$495	$15

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

Reclassifications

Certain reclassifications have been made to the previously issued financial statements to conform with the current period presentation. Specifically, our investment in Viking common stock and warrants was reclassified from “investment in Viking” to “short-term investments” in the audited consolidated balance sheet as of December 31, 2019. Additionally, “gain (loss) from short-term investments” in the consolidated statements of operations include both the gain (loss) from investment in Viking and other short-term investments, which was previously included in “other income, net” for both the twelve months ended December 31, 2019 and 2018.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results may differ from those estimates.

Concentrations of Business Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents and investments. We invest excess cash principally in United States government debt securities, investment grade corporate debt securities, mutual funds and certificates of deposit. We maintain some cash and cash equivalents balances with financial institutions that are in excess of the Federal Deposit Insurance Corporation insurance limits. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

Revenue from significant partners, which is defined as 10% or more of our total revenue, was as follows:

	Year-ended December 31,
	2020	2019	2018
Partner A	45%	13%	40%
Partner B	17%	27%	13%
Partner C	< 10%	< 10%	20%
* Except for Partner B, who represents the same customer for all three years presented, Partner A represents two different customers and Partner C represents another two different customers for the three years presented.

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

Cash Equivalents & Short-term Investments

Cash equivalents consist of all investments with maturities of three months or less from the date of acquisition. Short-term investments primarily consist of investments in debt and equity securities and mutual funds. Debt securities have effective maturities greater than three months and less than twelve months from the date of acquisition. We classify our short-term investments as "available-for-sale". Such investments are carried at fair value, with unrealized gains and losses on debt securities included in the statement of comprehensive income (loss) and unrealized gains and losses on equity securities and mutual funds included the consolidated statement of operations. Mutual funds are valued at their net asset value (NAV) on the last day of the period. We determine the cost of investments based on the specific identification method. We determine the realized gains or losses on the sale of available-for-sale securities using the specific identification method and includes net realized gains and losses as a component of other income or expense within the consolidated statements of operations. We periodically review available-for-sale securities for other than temporary declines in fair value below the cost basis whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. To date, we have not identified any other than temporary declines in fair value of its short-term investments.
Accounts Receivable

Our accounts receivable arise primarily from sales on credit to customers. We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. During 2020, we considered the current and expected future economic and market conditions including, but not limited to, the anticipated unfavorable impacts of the surrounding novel coronavirus (COVID-19) pandemic on our business and recorded an adjustment of $0.3 million of allowance for credit losses as of December 31, 2020.
Inventory
Inventory, which consists of finished goods, is stated at the lower of cost or net realizable value. We determine cost using the first-in, first-out method or the specific identification method. We analyze our inventory levels periodically and write down inventory to net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There were no write downs related to obsolete inventory recorded for the years ended December 31, 2020, 2019 and 2018.
Property and Equipment

Property and equipment are stated at cost, subject to review for impairment, and depreciated over the estimated useful lives of the assets, which generally range from three to ten years, using the straight-line method. Amortization of leasehold improvements is recorded over the shorter of the lease term or estimated useful life of the related asset. Maintenance and repairs are charged to operations as incurred. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is included in operating income or expense.

Acquisitions

We first determine whether a set of assets acquired constitute a business and should be accounted for as a business combination. If the assets acquired are not a business, we account for the transaction as an asset acquisition. Business combinations are accounted for by using the acquisition method of accounting which requires us to use significant estimates and assumptions, including fair value estimates, as of the business combination date and to refine those estimates as necessary during the measurement period (defined as the period, not to exceed one year, in which we may adjust the provisional amounts recognized for a business combination).

Under the acquisition method of accounting, we recognize separately from goodwill the identifiable assets acquired, the liabilities assumed, including contingent consideration and all contractual contingencies, generally at the acquisition date fair value. Contingent purchase consideration to be settled in cash are remeasured to estimated fair value at each reporting period with the change in fair value recorded in statement of operations. Costs that we incur to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration and we charge them to general and administrative expense as they are incurred.

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
Contingent Liabilities

In connection with the acquisition of Pfenex in October 2020, we will pay $2.00 per share or $77.8 million as a CVR in the event a predefined regulatory milestone is achieved by December 31, 2021. The CVR Agreement provides that the required milestone will be achieved upon the receipt of a notice from the FDA that the teriparatide injection is therapeutically equivalent to FORTEO® (teriparatide injection).
In connection with the acquisition of Icagen in April 2020, Icagen selling shareholders will be entitled to receive up to an additional $25 million of cash payments based on certain revenue achievements.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than the carrying amount, including goodwill. We operate in one reporting unit. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of our reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, we proceed to perform the quantitative assessment. We will then evaluate goodwill for impairment by comparing the estimated fair value of the reporting unit to its carrying value, including the associated goodwill. To determine the fair value, we generally use a combination of market approach based on Ligand and comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. We may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative assessment for the goodwill impairment test. We performed the annual assessment for goodwill impairment during the fourth quarter of 2020, noting no impairment.

Our identifiable intangible assets are typically composed of acquired core technologies, licensed technologies, contractual relationships, customer relationships and trade names. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives. We regularly perform reviews to determine if any event has occurred that may indicate that intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, we estimate the fair value of the assets and record an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include market conditions, industry and economic trends, changes in regulations, clinical success, historical and forecasted financial results, market capitalization, significant changes in the ability of a particular asset to generate positive cash flows, and the pattern of utilization of a particular asset. We did not identify indicators of impairment for the finite-lived intangibles at December 31, 2020.

Commercial license and other economic rights

Commercial license and other economic rights consist of the following (in thousands):

	December 31, 2020			December 31, 2019
	Gross	Adjustments(1)	Net	Gross	Adjustments(2)	Net
Aziyo and CorMatrix	$17,696	$(9,588)	$8,108	$17,696	$(5,500)	$12,196
Palvella	10,000	(10,000)	—	10,000	(7,492)	2,508
Selexis and Dianomi	10,602	(7,731)	2,871	10,602	(5,216)	5,386
Total	$38,298	$(27,319)	$10,979	$38,298	$(18,208)	$20,090

(1) Amounts represent accumulated amortization to principal or research and development expenses of $21.3 million and credit loss adjustments of $6.0 million as of December 31, 2020 . Of the $6.0 million credit loss adjustments as of December 31, 2020, $5.5 million was recorded to retained earnings upon the adoption of ASU 2016-13, Financial Instruments - Credit Losses, on January 1, 2020.
(2) Amounts represent accumulated amortization to principal or research and development expenses as of December 31, 2019.

Commercial license and other economic rights as of December 31, 2020 represent a portfolio of future milestone and royalty payment rights acquired from Selexis in April 2013 and April 2015, CorMatrix in May 2016, Palvella in December 2018, and Dianomi in January 2019. Commercial license rights acquired are accounted for as financial assets, and other economic rights are accounted for as funded research and developments as further discussed below.

In May 2019, we entered into a development funding and royalties agreement with Novan, pursuant to which we would receive certain payments at specified milestones, as well as royalties on any future net sales of SB206, a product candidate being developed to treat molluscum contagiosum, and any other Novan products used for the treatment of molluscum (“Novan Molluscum Products”). We paid Novan an upfront payment of $12.0 million, which Novan is required to use to fund the development of SB206. We are not obligated to provide additional funding to Novan for the development or commercialization of SB206. Pursuant to the agreement, we would receive up to $20.0 million of milestone payments upon the achievement by Novan of certain regulatory milestones for SB206 or any other Novan Molluscum Product and commercial milestones. In addition to the milestone payments, Novan will pay us tiered royalties from 7.0% to 10.0% based on aggregate annual net sales of SB206 or any other Novan Molluscum Product in North America. We determined the economic rights related to Novan should be characterized as a funded research and development arrangement, thus we account for it in accordance with ASC 730-20, Research and Development Arrangement, and reduce our asset as the funds are expended by Novan. As of December 31, 2019, Novan had used up the $12.0 million upfront payment provided by us. As such, our other economic rights related to Novan had been fully amortized as of December 31, 2019.

In December 2018, we entered into a development funding and royalties agreement with Palvella. Pursuant to the agreement, we will receive up to $8.0 million of milestone payments upon the achievement by Palvella of certain corporate, financing and regulatory milestones for PTX-022, a product candidate being developed to treat pachyonychia congenita. In addition to the milestone payments, Palvella will pay us tiered royalties from 5.0% to 9.8% based on aggregate annual worldwide net sales of any PTX-022 products, if approved, subject to Palvella’s right to reduce the royalty rates by making payments in certain circumstances. We made an upfront payment of $10.0 million, which Palvella is required to use to fund the development of PTX-022. We are not obligated to provide additional funding to Palvella for development or commercialization of PTX-022. We determined the economic rights related to Palvella should be characterized as a funded research and development arrangement, thus we account for it in accordance with ASC 730-20, and reduce our asset as the funds are expended by Palvella. As of December 31, 2020, the fund has been fully expended by Palvella and our cost basis for the asset has been reduced to zero, and therefore we will recognize milestones and royalties as revenue when earned. During 2020, we recorded a $3.0 million milestone from Palvella under contract revenue, which has been included in our consolidated statement of operations for the year ended December 31, 2020.

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

We account for the Aziyo commercial license right as a financial asset in accordance with ASC 310, Receivables, and amortize the commercial license right using the effective interest method whereby we forecast expected cash flows over the term of the arrangement to arrive at an annualized effective interest. The annual effective interest associated with the forecasted cash flows from the royalty agreement with Aziyo as of December 31, 2020 is 23%. Revenue is calculated by multiplying the carrying value of the commercial license right by the effective interest. The payments received in 2020 were accordingly allocated between revenue and the amortization of the commercial license rights.

Prior to 2020, we accounted for commercial license rights related to developmental pipeline products such as Selexis and Dianomi on a non-accrual basis. These developmental pipeline products are non-commercialized, non-approved products that require FDA or other regulatory approval, and thus have uncertain cash flows. The developmental pipeline products are on a non-accrual basis as we are not yet able to forecast future cash flows given their pre-commercial stages of development. We will prospectively update the yield model under the effective interest method once the underlying products are commercialized and we can reliably forecast expected cash flows. Income will be calculated by multiplying the carrying value of the commercial license right by the effective interest rate. We regularly perform reviews to determine if any event has occurred that may indicate the carrying value of these commercial license rights are potentially impaired. If the affected commercial license rights are not recoverable, we estimate the fair value of the assets and record an impairment loss if the carrying value of the assets exceeds the fair value. During 2020, given the expected cash flow from the Selexis program, we started to account for the Selexis commercial license right as a financial asset in accordance with ASC 310, and amortize the commercial license right using the effective interest method whereby we forecast expected cash flows over the term of the arrangement to arrive at an annualized effective interest. The annual effective interest associated with the forecasted cash flows from the royalty agreement with Selexis as of December 31, 2020 is 21%. Revenue is calculated by multiplying the carrying value of the commercial license right by the effective interest. The payments received in 2020 were accordingly allocated between revenue and the amortization of the commercial license rights. We still accounted for commercial license rights related to Dianomi on a non-accrual basis as of December 31, 2020.

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
As a result of adopting ASU 2016-13, we now recognize an allowance for current expected credit losses on the commercial license rights subject to credit risk. We recorded a $5.5 million pre-tax reserve for credit losses upon adoption of the standard on January 1, 2020. We estimated the credit losses at the individual asset level by considering the performance against the programs, the company operating performance and the macroeconomic forecast. In addition, we have judgmentally applied credit loss risk factors to the future expected payments with consideration given to the timing of the payment. Given the higher inherent credit risk associated with longer term receivables, we applied a lower risk factor to the earlier years and progressively higher risk factors to the later years. During the twelve months ended December 31, 2020, we further considered the current and expected future economic and market conditions surrounding novel coronavirus (COVID-19) pandemic and recorded an additional $0.5 million reserve for credit losses in other expense, net, in our consolidated statement of operations.

Revenue Recognition

Our revenue is generated primarily from royalties on sales of products commercialized by our partners, Captisol material sales, license fees and development, regulatory and sales based milestone payments.

On January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for recognition of revenue from contracts with customers by using the modified-retrospective method applied to those contracts that were not completed as of January 1, 2018. The results for reporting periods beginning January 1, 2018, are presented in accordance with the new standard. See additional information in Disaggregation of Revenue subsection below.

Royalties

We receive royalty revenue on sales by our partners of products covered by patents that we own. We do not have future performance obligations under these license arrangements. We generally satisfy our obligation to grant intellectual property rights on the effective date of the contract. However, we apply the royalty recognition constraint required under the guidance for sales-based royalties which requires a sales-based royalty to be recorded when the underlying sale occurs. Therefore, royalties on sales of products commercialized by our partners are recognized in the quarter the product is sold. Our partners generally report sales information to us on a one quarter lag. Thus, we estimate the expected royalty proceeds based on an analysis of historical experience and interim data provided by our partners including their publicly announced sales. Differences between actual and estimated royalty revenues, which have not been material, are adjusted for in the period in which they become known, typically the following quarter.
Captisol Sales

We recognize revenue when control of Captisol material is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products. This process involves identifying the contract with a customer, determining the performance obligations in the contract, determining the contract price, allocating the contract price to the distinct performance obligations in the contract, and recognizing revenue when the performance obligations have been satisfied. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. We consider a performance obligation satisfied once we have transferred control of the product, meaning the customer has the ability to use and obtain the benefit of the Captisol material or intellectual property license right. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control. We have elected to recognize the cost of freight and shipping when or after control over Captisol material has transferred to the customer as an expense in cost of Captisol. Sales tax and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. We expense incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial. We did not incur any incremental costs of obtaining a contract during the periods reported.

Contract Revenue

Our contract revenue includes service revenue, license fees and future contingent milestone based payments. We recognize service revenue for contracted R&D services performed for our customers over time. We measure our progress using an input method based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time it will take us to complete the activities, or the costs we may incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make estimates and use judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.

We include contingent milestone based payments in the estimated transaction price when there is a basis to reasonably estimate the amount of the payment. These estimates are based on historical experience, anticipated results and our best judgment at the time. If the contingent milestone based payment is sales-based, we apply the royalty recognition constraint and record revenue when the underlying sale has taken place. Significant judgments must be made in determining the transaction price for our licenses of intellectual property. Because of the risk that products in development with our partners will not reach development based milestones or receive regulatory approval, we generally recognize any contingent payments that would be due to us upon or after the development milestone or regulatory approval.

Deferred Revenue

Depending on the terms of the arrangement, we may also defer a portion of the consideration received if we have to satisfy a future obligation. We use an observable price to determine the stand-alone selling price for separate performance obligations or a cost plus margin approach when one is not available.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheet. Except for royalty revenue, we generally receive payment at the point we satisfy our obligation or soon after. Therefore, we do not generally carry a contract asset balance. Any fees billed in advance of being earned are recorded as deferred revenue. During the twelve months ended December 31, 2020, the amount recognized as revenue that was previously deferred at December 31, 2019 was $0.9 million. During the twelve months ended December 31, 2019, the amount recognized as revenue that was previously deferred at December 31, 2018 was $3.3 million.

Disaggregation of Revenue

Royalty revenue for 2020, 2019 and 2018 are reported as below (in thousands):

	Year ended December 31,
	2020	2019	2018

Kyprolis	$25,164	$25,046	$21,686
Evomela	6,377	5,171	5,658
Other	2,255	2,566	1,952
Promacta	N/A	14,193	99,260
	$33,796	$46,976	$128,556

The following table represents disaggregation of Material Sales and License fees, milestone and other (in thousands):

	Year ended December 31,
	2020	2019	2018
Captisol	$109,959	$31,489	$29,123

Contract
Service Revenue	21,803	16,776	4,749
License Fees	4,378	6,199	78,195
Milestone	11,516	17,173	6,577
Other	4,967	1,669	4,253
	$42,664	$41,817	$93,774

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

For the twelve months ended December 31, 2020, all of the 0.6 million weighted average shares of outstanding equity awards as of December 31, 2020 were anti-dilutive due to the net loss for the period.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted income (loss) per share (in thousands):

	Year Ended December 31,
	2020	2019	2018
Weighted average shares outstanding:	16,185	18,995	21,160
Dilutive potential common shares:
Restricted stock	—	43	72
Stock options	—	719	1,125
Warrants associated with 2019 Notes	—	—	1,017
2019 Convertible Senior Notes	—	—	693
Shares used to compute diluted income (loss) per share	16,185	19,757	24,067
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	8,458	8,926	2,845

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

Some of our partners are working to develop drugs to treat COVID-19. For example, we are supplying Captisol to partners, including Gilead for Veklury (remdesivir), the first FDA-approved treatment for COVID-19 for the treatment of patients with COVID-19 requiring hospitalization and, as a result, we have extended our Captisol supply agreement with Gilead until September 2030 and worked to increase our manufacturing of Captisol to meet this increased demand. In addition, certain of our OmniAb and Vernalis partners have initiated antibody discovery programs for the potential treatment of COVID-19.

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

Accounting Standards Recently Adopted

Credit Losses - In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (Topic 326), which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses to estimate credit losses on certain types of financial instruments, including trade receivables and available for sale debt securities. This standard includes our financial instruments, such as accounts receivable, investments that are generally of high credit quality, and commercial license rights. Previously, when credit losses were measured under GAAP, an entity generally only considered past events and current conditions in measuring the incurred loss. The new guidance requires us to identify, analyze, document and support new methodologies for quantifying expected credit loss estimates for our financial instruments, using information such as historical experience and current economic conditions, plus the use of reasonable supportable forecast information. We adopted ASU 2016-13 on January 1, 2020, using a modified retrospective transition method, which requires a cumulative-effect adjustment, if any, to the opening balance sheet of retained earnings to be recognized on the date of adoption with prior periods not restated. The cumulative-effect adjustment, net of tax, recorded on January 1, 2020, is approximately $5.2 million. Results for periods after January 1, 2020 are presented under ASU 2016-13 while prior period amounts continue to be reported under previously applicable accounting standards. See additional disclosure on credit losses under “Accounts Receivable and Allowance for Credit Losses” and “Commercial License and Other Economic Rights” discussed above and “Short-term Investments” in “Note (8), Balance Sheet Accent Details”.

Goodwill Impairment Testing - In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Under the new standard the goodwill impairment test is performed by comparing the fair value of a reporting unit with its carrying amount, and recognizing an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value, although it cannot exceed the total amount of goodwill allocated to that reporting unit. We adopted this standard on January 1, 2020, and the adoption did not have a material impact on our consolidated financial statements.

Fair Value Measurement - In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement: Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820), which modifies the disclosure requirements on fair value measurements. We adopted this standard on January 1, 2020, and the adoption did not have a material impact on our consolidated financial statements.

Collaborative Arrangements - In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements: Clarifying the Interaction between Topic 808 and Topic 606 (Topic 808). The new standard clarifies that certain transactions between participants in a collaborative arrangement should be accounted for under Topic 606, Revenue from Contracts with Customers, when the counterparty is a customer for a good or service that is a distinct unit of account. The amendments also preclude entities from presenting consideration from transactions with a collaborator that is not a customer together with revenue recognized from contracts with customers. We adopted this standard on January 1, 2020, and the adoption did not have a material impact on our consolidated financial statements.

Income Taxes - In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The standard is expected to reduce cost and complexity related to accounting for income taxes. The new guidance eliminates certain exceptions and clarifies and amends existing guidance to promote consistent application among reporting entities. This standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. We adopted this standard on a prospective basis on January 1, 2020, and the adoption did not have a material impact on our consolidated financial statements.

Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The new guidance simplifies accounting for convertible instruments by removing major separation models required under current GAAP. This standard removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This standard is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of the Company’s annual fiscal year. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures. We intent to adopt this standard on January 1, 2022.

We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.

2. Sale of Vernalis R&D and Promacta License

Vernalis R&D

On October 11, 2020, we entered into an Agreement for the Sale and Purchase of the Entire Issued Share Capital of Vernalis (R&D) Limited (the “Purchase and Sale Agreement”) with HitGen UK Ltd (“Buyer”). Under the terms of the Purchase and Sale Agreement, we transferred certain intellectual property on completed collaboration licenses to Ligand UK Limited, which is a subsidiary of the Company, which we retain rights and interest to and are entitled to receive future milestones and royalties. Under the Purchase and Sale Agreement, we are also entitled to a share of the economic rights on current research collaboration contracts. In addition, Vernalis will continue to support certain existing Ligand partnerships. On December 2, 2020, we completed the sale. Pursuant to the terms of the Purchase and Sale Agreement, at the closing of the transaction, Buyer paid $26.7 million in cash, following adjustment for debt, cash and net working capital. As Vernalis R&D has the input, process and output elements defined in ASC 805, Business Combinations, we concluded the sale qualifies as a sale of business. Net assets sold, net of working capital adjustment, was $6.1 million, goodwill allocated to the selling business that was written off was $3.5 million, resulting in a $17.1 million gain from sale of Vernalis R&D recorded to income from operations.

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

3. Short-term Investments: Investment in Viking

Our ownership in Viking was approximately 9.8% as of December 31, 2020, and we account for it as an investment in available-for-sale securities, which is measured at fair value, with changes in fair value recognized in net income. Viking is considered a related party as we maintain a seat on Viking's board of directors and we do not exert significant influence over Viking.

As of December 31, 2020 and December 31, 2019, we recorded our common stock in Viking in "short-term investments" at fair value of $32.8 million and $48.4 million, respectively. We also have outstanding warrants to purchase 1.5 million shares of Viking's common stock at an exercise price of $1.50 per share. We recorded the warrants in Viking in "short-term investments" in our consolidated balance sheets at fair value of $6.3 million and $9.9 million at December 31, 2020 and 2019, respectively. See further discussion in “Note (5), Fair Value Measurement.”

4. Acquisitions

As set forth below, we completed six acquisitions from January 1, 2018 through December 31, 2020, of which four (Pfenex, Icagen, Ab Initio and Vernalis) were accounted for as business combinations and two (Taurus and xCella) were accounted for as asset acquisitions. For business combinations, we applied the acquisition method of accounting. Accordingly, we recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. Except for the Pfenex acquisition, for all other acquisitions, we did not incur any material acquisition related costs.

Pfenex Acquisition

On October 1, 2020, we acquired Pfenex, which develops next-generation and novel protein therapeutics to improve existing therapies and create new therapies for biological targets linked to critical, unmet diseases using a protein expression technology platform.

The preliminary purchase price of $465.1 million included $429.6 million cash consideration paid upon acquisition, and a contingent CVR payment of up to $77.8 million in cash based on a certain specified milestone with an estimated initial fair value of $37.0 million. The CVR will only be paid in full if the milestone is achieved by December 31, 2021. The amount of the CVR included in purchase price was reduced by $1.5 million which was determined to be post-combination expense. The fair value of the CVR liability was determined using a probability adjusted income approach. These cash flows were then discounted to present value using a discount rate based on market participants' cost of debt reflective of the Company, which was 7.1%. The liability is periodically assessed based on events and circumstances related to the underlying milestone, and any change in fair value is recorded in our consolidated statements of operations.

In connection with the acquisition, a portion of Pfenex's equity awards that were outstanding and unvested prior to the acquisition became fully vested per the terms of the merger agreement. The acceleration of vesting required us to allocate the fair value of the equity attributable to pre-combination service to the purchase price and the remaining amount was considered our post-combination expense. We paid $17.3 million in cash for equity compensation, which is attributable to pre-combination services and is reflected as a component of the total purchase price paid of $429.6 million. In addition, the fair value of equity compensation attributable to the post-combination service period was $8.7 million.These amounts were associated with the accelerated vesting of stock options previously granted to Pfenex employees and were fully paid in cash, which was recognized as general and administrative expenses during the fourth quarter of 2020.

We recorded $20.7 million of acquisition-related costs for legal, severance and other costs in connection with the acquisition within operating expenses in our consolidated statement of operations for 2020. The following table sets forth an allocation of the preliminary purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded to goodwill (in thousands):

Cash	$51,407
Restricted cash	200
Accounts and unbilled receivables	1,359
Property and equipment, net	7,823
Right-of-use asset	3,070
Other assets	1,338
Intangibles acquired	385,000
Goodwill(1)	90,750
Accounts payable	(6,814)
Accrued liabilities	(7,379)
Deferred revenue	(3,908)
Lease liabilities	(3,070)
Other liabilities	(1,382)
Deferred tax liabilities, net	(53,296)
Total consideration	$465,098
(1) Goodwill represents the excess of the purchase price over the preliminary fair value of the underlying assets acquired and liabilities assumed. Goodwill is attributable to the assembled workforce of experienced personnel at Pfenex and expected synergies.

None of the goodwill is expected to be deductible for tax purposes. The intangibles acquired and their weighted average useful life are as follows (in thousands, except useful lives):

	Approximate Fair Value	Estimated useful life (in years)
Contractual Relationships:
Alvogen	$114,000	12
Merck	117,000	12
Jazz	80,000	17
SII	49,000	10
Arcellx	2,000	17
Acquired Technologies	23,000	10-19
	$385,000

The fair values of the contractual relationships were based on the discounted cash flow method that estimated the present value of the potential royalties, milestones and collaboration revenue streams derived from the licensing of the related technologies over the estimated contractual relationship period. The fair values of the acquired technologies were based on the discounted cash flow method that estimated the present value of the potential royalties, milestones, collaboration and product revenue streams derived from the licensing of the related technologies over the estimated useful lives. These projected cash flows were discounted to present value using discount rate, which varies from 12% to 15%. The intangible assets acquired are being amortized on a straight-line basis over the estimated useful life.

The estimated fair values of assets acquired and liabilities assumed, including deferred tax assets and liabilities, and purchased intangibles are provisional. The accounting for these amounts falls within the measurement period and therefore we may adjust these provisional amounts to reflect new information obtained about facts and circumstances that existed as of the acquisition date.

Approximately $2.0 million of revenue and $19.3 million of loss before income taxes of Pfenex were included in the consolidated statement of operations for the year ended December 31, 2020. The following summary presents our unaudited pro forma consolidated results of operations for the years ended December 31, 2020 and December 31, 2019 as if the Pfenex acquisition had occurred on January 1, 2019, which gives effect to certain transaction accounting adjustments, including amortization of acquired intangibles and stock based compensation expense for retained Pfenex employees. The transaction accounting adjustments do not include non-recurring adjustments related to Pfenex's executive salary, board of director compensation, and salary of Pfenex employees involved in the reduction of force as part of the acquisition, estimated to be $7.1 million in 2020 and $4.8 million in 2019. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as if the date indicated, nor is it necessarily indicative of future operating results (in thousands, except per share amounts):

	Year Ended December 31,
(Unaudited)	2020	2019
Revenue	$189,203	$170,608
Net Income (loss)	$(60,059)	$594,941
Net income (loss) per common share:
Basic	$(3.71)	$31.32
Diluted	$(3.71)	$30.11

Taurus Acquisition

On September 9, 2020, we acquired Taurus, which discovers and develops novel antibodies from immunized cows and cow-derived libraries. These antibodies feature some of the longest CDR3s of any species, with unique genetic and structural diversity that can enable binding to challenging antigens with application in therapeutics, diagnostics and research.
The purchase price of $5.1 million included $4.6 million in cash, and a $0.5 million holdback to satisfy indemnification obligations which will be settled by September 2021. We also issued nontransferable CVRs for up to $4.5 million tied to partnered and internal research and development and for up to $25.0 million as a 25% share of post-clinical Taurus product revenues (including milestone payments) received by us. We accounted for this transaction as an asset acquisition as we concluded that substantially all of the fair value of the gross assets acquired was concentrated in the acquired core technology.

The allocation of the consideration was allocated to the acquisition date fair values of acquired assets as follows (in thousands)

Cash	$47
Intangibles assets with finite-life - core technologies	5,005
$5,052

The core technology is being amortized on a straight-line basis over the estimated useful life of 10 years. We account for the CVRs in accordance with ASC 450, Contingencies, when the contingency is resolved and the liability becomes payable. None of the CVRs are recognized as of the acquisition date.

xCella Acquisition

On September 8, 2020, we acquired xCella, an antibody discovery company. xCella's xPloration platform is a proprietary microcapillary platform that can screen single B cells for specificity and bioactivity and will increase Ligand’s antibody discovery throughput and efficiency.

We paid $7.1 million in cash (including a $0.5 million holdback to satisfy indemnification obligations which will be settled by September 2021), and issued earnout rights for up to $5.0 million tied to our use of the xCella technology for partnered research and development and for up to $25.75 million as a 25% share of any future milestone payments we received under a certain existing xCella partner arrangement. We evaluated this acquisition in accordance with ASC 805, Business Combinations, to discern whether the assets and operations of xCella met the definition of a business. We accounted for this transaction as an asset acquisition as we concluded that substantially all of the fair value of the gross assets acquired was concentrated in the acquired core technology.

The allocation of the consideration was allocated to the acquisition date fair values of acquired assets and assumed liabilities as follows (in thousands):

Cash and other assets	$240
Accrued liabilities	(142)
Deferred tax liabilities, net	(820)
Intangibles assets with finite-life - core technology	7,798
$7,076

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

The purchase price of $19.9 million included $15.1 million cash consideration paid upon acquisition, and a CVR of up to $25.0 million of cash payments based on certain revenue milestones with an estimated fair value of $4.8 million. The fair value of the earn-out liability was determined using a probability weighted income approach incorporating the estimated future cash flows from expected future milestones. These cash flows were then discounted to present value using a discount rate based on the market participants' cost of debt reflective of the Company, which was 5.5%. The liability is periodically assessed based on events and circumstances related to the underlying milestones, and any change in fair value is recorded in our consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amount paid may be materially different than the carrying amount of the liability. As the acquisition is not considered significant, pro forma information has not been provided. The results of Icagen have been included in our results of operations since the date of acquisition.

The preliminary allocation of the consideration was allocated to the acquisition date fair values of acquired assets and assumed liabilities as follows (in thousands):

Property and equipment, net	$1,173
Prepaids and other assets	588
Liabilities assumed	(812)
Deferred revenue	(3,685)
Deferred tax assets, net	861
Acquired intangibles	12,800
Goodwill(1)	9,015
$19,940
(1) Goodwill represents the excess of the purchase price over the preliminary fair value of the underlying assets acquired and liabilities assumed. Goodwill is attributable to the assembled workforce of experienced personnel at Icagen and expected synergies.

The majority of the goodwill is deductible for tax purposes. Acquired intangibles include $11.1 million of customer relationships and $1.7 million of core technology. The fair values of the customer relationships were based on a discounted cash flow analysis incorporating the estimated future cash flows from these relationships during the contractual term. These cash flows were then discounted to present value using a discount rate of 17%. The fair value of the customer relationships is being amortized on a straight-line basis over the weighted average estimated useful life of 9.6 years. The fair value of the core technology was based on the discounted cash flow method that estimated the present value of the potential royalties, milestones, and collaboration revenue streams derived from the licensing of the related technologies. These projected cash flows were discounted to present value using a discount rate of 17%. The fair value of the core technology is being amortized on a straight-line basis over the estimated useful life of 10 years. The total acquired intangibles are being amortized on a straight-line basis over the estimated useful life of 9.7 years.

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

The purchase price of $12.0 million included $11.9 million cash consideration paid upon acquisition, net of cash acquired, and $0.15 million cash holdback for potential indemnification claims. As the acquisition is not considered significant, pro forma information has not been provided.

The final purchase consideration was allocated to the acquisition date fair values of acquired assets and assumed liabilities as follows (in thousands):

Cash and other assets	$28
Accounts payable and accrued liabilities	(83)
Deferred tax liabilities, net	(146)
Intangibles assets with finite-life - core technologies	7,400
Goodwill(1)	4,812
$12,011

(1) Goodwill represents the excess of the purchase price over the fair value of the underlying assets acquired and liabilities assumed. Goodwill is attributable to the assembled workforce of experienced personnel at Ab Initio and expected synergies.

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

Vernalis Acquisition

In October 2018, we acquired Vernalis, a biotechnology company for $43.0 million, funded through cash on hand. The acquisition of Vernalis increases our overall portfolio of fully-funded programs. As Vernalis' operations are not considered material, pro forma information is not provided.

The final purchase consideration was allocated to the acquisition date fair values of acquired assets and assumed liabilities as follows (in thousands):

Cash and cash equivalents	$34,286
Restricted cash	2,836
Other assets	6,383
Accounts payable and accrued liabilities	(3,479)
Restructuring and product reserves	(9,241)
Deferred revenue	(746)
Intangibles assets with finite-life - core technologies	7,000
Goodwill	5,939
$42,978

None of the goodwill is deductible for tax purposes. The fair value of the core technologies was based on the discounted cash flow method that estimated the present value of the hypothetical royalty/milestone streams derived from the licensing of the related technologies. These projected cash flows were discounted to present value using a discount rate of 34.0%. The fair value of the core technology is being amortized on a straight-line basis over the weighted average estimated useful life of approximately nine years. We retained the core technology after the sale of Vernalis R&D in December 2020. See further discussion in “Note (2), Sale of Vernalis R&D and Promacta License.”

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

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

Fair Value Measurements at Reporting Date Using
December 31, 2020		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments (1)	$324,478	$3,438	$320,647	$393
Investment in Viking common stock	32,763	32,763	—	—
Investment in Viking warrants (2)	6,326	6,326	—	—
Total assets	$363,567	$42,527	$320,647	$393
Liabilities:
Contingent liabilities - Crystal (3)	$800	$—	$—	$800
Contingent liabilities - Cydex	508	—	—	508
Contingent liabilities - Metabasis (4)	3,821	—	3,821	—
Contingent liabilities - Icagen (5)	6,404	—	—	6,404
Contingent liabilities - Pfenex (6)	37,600	—	—	37,600
Liability for amounts owed to a former licensor	60	60	—	—
Total liabilities	$49,193	$60	$3,821	$45,312

Fair Value Measurements at Reporting Date Using
December 31, 2019		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments (1)	$939,989	$3,073	$936,791	$125
Investment in Viking common stock	48,425	48,425	—	—
Investment in Viking warrants (2)	9,910	9,910	—	—
Total assets	$998,324	$61,408	$936,791	$125
Liabilities:
Contingent liabilities - Crystal (3)	$2,659	$—	$—	$2,659
Contingent liabilities - Cydex	348	—	—	348
Contingent liabilities - Metabasis (4)	5,935	—	5,935	—
Liability for amounts owed to a former licensor	75	75	—	—
Total liabilities	$9,017	$75	$5,935	$3,007

(1) Excluding our investment in Viking, our short-term investments in marketable debt and equity securities are classified as available-for-sale securities based on management's intentions and are at level 2 of the fair value hierarchy, as these investment securities are valued based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Short-term investments in mutual funds are valued at their net asset value (NAV) on the last day of the period. We have classified marketable securities with original maturities of greater than one year as short-term investments based upon our ability and intent to use any and all of those marketable securities to satisfy the liquidity needs of our current operations. In addition, we have investment in warrants resulting from Seelos Therapeutics Inc. milestone payments that were settled in shares during the first quarter of 2019 and are at level 3 of the fair value hierarchy, based on Black Scholes value estimated by management on the last day of the period.

(2) Investment in Viking warrants, which we received as a result of Viking’s partial repayment of the Viking note receivable and our purchase of Viking common stock and warrants in April 2016, is classified as level 1 as the fair value is determined using quoted market prices in active markets for the same securities. The change of the fair value is recorded in “gain (loss) from short-term investments” in our consolidated statement of operations. See further discussion in “Note (3), Short-term Investments: Investment in Viking.”

(3) The fair value of Crystal contingent liabilities was determined using a probability weighted income approach. Most of the contingent payments are based on development or regulatory milestones as defined in the merger agreement with Crystal. The fair value is subjective and is affected by changes in inputs to the valuation model including management’s estimates regarding the timing and probability of achievement of certain developmental and regulatory milestones. During the twelve months ended December 31, 2020, we paid $1.8 million contingent liability on development milestones to former Crystal shareholders.

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

(5) The fair value of Icagen contingent liabilities was determined using a probability weighted income approach. Most of the contingent payments are based on certain revenue milestones as defined in the asset purchase agreement with Icagen. The fair value is subjective and is affected by changes in inputs to the valuation model including management’s estimates regarding the timing and probability of achievement of certain developmental and regulatory milestones. Changes in these estimates may materially affect the fair value. During the third quarter of 2020, we paid a $0.5 million contingent liability based on revenue milestones to Icagen.

(6) The fair value of the CVR liability was determined using a probability adjusted income approach. These cash flows were then discounted to present value using a discount rate based on the market participants' cost of debt reflective of the Company.

A reconciliation of the level 3 financial instruments as of December 31, 2020 is as follows (in thousands):

Liabilities
Fair value of level 3 financial instruments as of December 31, 2019	$3,007
Payments to CVR holders and other contingency payments	(2,325)
Fair value adjustments to contingent liabilities	2,830
Contingent liabilities due to acquisitions	41,800
Fair value of level 3 financial instruments as of December 31, 2020	$45,312

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

Other than a reduction in goodwill resulting from the sale of Vernalis R&D disclosed in “Note (2),Sale of Vernalis R&D and Promacta License”, there were no impairment of our goodwill, indefinite-lived assets, or long-lived assets recorded during the twelve months ended December 31, 2020.

Fair Value of Financial Instruments

In August 2014 and May 2018, we issued the 2019 Notes and 2023 Notes, respectively. We use quoted market rates in an inactive market, which are classified as a Level 2 input, to estimate the fair value of our 2019 and 2023 Notes. The carrying value of the notes does not reflect the market rate. See “Note (7), Convertible Senior Notes” for additional information related to the fair value.
6. Leases

We lease certain office facilities and equipment primarily under various operating leases and one finance lease. Our operating leases have remaining contractual terms up to three years, some of which include options to extend the leases for up to five years. Our lease agreements do not contain any material residual value guarantees, material restrictive covenants, or material termination options. Our operating lease costs are primarily related to facility leases for administration offices and research and development facilities, and our finance leases are immaterial in prior years.

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

In May 2020, we entered into an agreement with Hovione, our third-party manufacturer, to increase our manufacturing of Captisol. The agreement is considered to include an embedded finance lease under ASC 842, Leases, as it provides the Company the right to use the underlying equipment to exclusively manufacture Captisol. We allocated consideration in the agreement between lease and non-lease components using relative standalone prices. As of December 31, 2020, we have paid consideration of $35.3 million and have total future commitments of approximately $24.1 million through 2021. In October 2020, we determined the lease had commenced and recognized a right of use asset of $16.1 million. We allocated $25.8 million of the consideration paid to the non-lease component which is accounted for as prepaid inventory and have a remaining lease liability of $6.6 million as of December 31, 2020. The right of use asset is to be amortized straight-line over the remaining 8 year lease term.

Operating and Finance Lease Assets and Liabilities (in thousands):

	December 31, 2020	December 31, 2019
Assets
Operating lease assets	$6,892	$10,353
Finance lease assets	15,842	84
Total lease assets	$22,734	$10,437

Liabilities
Current operating lease liabilities	$1,885	$1,242
Current finance lease liabilities	6,593	13
	8,478	1,255
Long-term operating lease liabilities	5,643	9,970
Long-term finance lease liabilities	112	71
Total lease liabilities	$14,233	$11,296

Maturity of Operating and Finance Lease Liabilities as of December 31, 2020 (in thousands):

Maturity Dates	Operating Leases	Finance Leases
2021	$2,259	$6,649
2022	2,129	56
2023	1,766	49
2024	1,013	4
2025	792	—
Thereafter	700	—
Total lease payments	8,659	6,758
Less imputed interest	(1,131)	(53)
Present value of lease liabilities	$7,528	$6,705

As of December 31, 2020, our operating leases have a weighted-average remaining lease term of 4.4 years and a weighted-average discount rate of 6%. Cash paid for amounts included in the measurement of operating lease liabilities was $2.4 million for the twelve months ended December 31, 2020. Operating lease expense was $2.1 million (net of sublease income of $0.3 million) and $2.1 million (net of sublease income of $0.7 million) for the twelve months ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, our finance leases have a weighted-average remaining lease term of 7.9 years and a weighted-average discount rate of 3.5%. Cash paid for amounts included in the measurement of finance lease liabilities was $9.7 million for the twelve months ended December 31, 2020. Finance lease expense, which was recorded in cost of Captisol, was $0.2 million for the twelve months ended December 31, 2020.
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

Concurrently with the convertible bond hedge transactions, we entered into warrant transactions whereby we sold warrants to acquire 3,264,643 shares of common stock with an exercise price of $125.08 per share, subject to certain adjustments. The warrants had expired between November 13, 2019 and April 22, 2020. The warrants have a dilutive effect to the extent the market price per share of common stock exceeds the applicable exercise price of the warrants, as measured under the terms of the warrant transactions. We received $11.6 million for these warrants and recorded this amount to additional paid-in capital.

In November 2018, we modified agreements with one of the bond hedge counterparties to cash settle a total of 525,000 warrants. As the modifications required the warrants to be cash settled, the fair value of the warrants was reclassified from stockholders’ equity to a derivative liability on the modification dates, resulting in a $28.3 million deduction to additional paid-in-capital during 2018. We settled these repurchases for total consideration of $30.1 million and recorded a $1.8 million loss during 2018 on the change in the fair value of the derivative liabilities between their modification and settlement dates, which was included in other expense, net in the consolidated statement of operations for the twelve months ended December 31, 2018. As of December 31, 2020, there are no warrants outstanding.

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

The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $248.48. As of December 31, 2020, the “if-converted value” did not exceed the principal amount of the 2023 Notes.

In connection with the issuance of the 2023 Notes, we incurred $16.9 million of issuance costs, which primarily consisted of underwriting, legal and other professional fees. The portion of these costs allocated to the conversion option totaling $3.2 million was recorded as interest expense for the twelve months ended December 31, 2019. The portion of these costs allocated to the liability component totaling $13.7 million is amortized to interest expense using the effective interest method over the five year expected life of the 2023 Notes.

It is our intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion.

During 2020, we repurchased $254.7 million in principal of the 2023 Notes for $222.8 million in cash, including accrued interest of $0.6 million. We accounted for the repurchase as a debt extinguishment, which resulted (1) a loss of $2.5 million reflected in other income (expense), net, in our consolidated statement of operations for the twelve months ended December 31, 2020; (2) a $35.0 million reduction in debt discount, and (3) a $3.2 million reduction to additional paid-in-capital, net of tax, related to the reacquisition of the equity component in our condensed consolidated balance sheet as of December 31, 2020. After the repurchases, approximately $495.3 million in principal amount of the 2023 Notes remain outstanding.

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

On January 28, 2021, in connection with the repurchases of approximately $20.3 million in principal of the 2023 Notes for approximately $19.1 million in cash, including accrued interest of $0.1 million, during the quarter ended December 31, 2020, we entered into amendments with Barclays Bank PLC, Deutsche Bank AG, London Branch, and Goldman Sachs & Co. LLC to the convertible note hedges transactions we initially entered into in connection with the issuance of the 2023 Notes. The amendments provide that the options under the convertible note hedges corresponding to such repurchased 2023 Notes will remain outstanding notwithstanding such repurchase.

The following table summarizes information about the equity and liability components of the 2023 Notes (in thousands).

	December 31, 2020	December 31, 2019
Principal amount of 2023 Notes outstanding	$495,280	$750,000
Unamortized discount (including unamortized debt issuance cost)	(52,987)	(111,041)
Total long-term portion of notes payable	$442,293	$638,959
Carrying value of equity component of 2023 Notes	$48,397	$101,422
Fair value of convertible senior notes outstanding (Level 2)	$466,053	$647,280

As of December 31, 2020, there were no events of default or violation of any covenants under our financing obligations.
8. Balance Sheet Account Details

Short-term Investments

Excluding our investments in Viking, the following table summarizes the various investment categories at December 31, 2020 and 2019 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2020
Short-term investments
Mutual fund	$151,512	$386	$—	$151,898
Bank deposits	84,120	35	(1)	84,154
Commercial paper	45,459	27	(1)	45,485
Corporate bonds	30,512	99	(1)	30,610
Agency bonds	4,499	2	—	4,501
Corporate equity securities	4,466	360	(1,388)	3,438
Treasury bill	3,999	—	—	3,999
Warrants	—	393	—	393
	$324,567	$1,302	$(1,391)	$324,478
December 31, 2019
Short-term investments
Bank deposits	$411,690	$188	$(3)	$411,875
Corporate bonds	63,818	161	—	63,979
Corporate equity securities	4,506	416	(1,850)	3,072
Commercial paper	210,525	43	(16)	210,552
Warrants	—	125	—	125
Mutual Fund	250,636	—	(249)	250,387
	$941,175	$933	$(2,118)	$939,990

In addition, as of December 31, 2020 and December 31, 2019, we recorded shares of Viking common stock we own at fair value of $32.8 million and $48.4 million, respectively, in “Short-term investments” in our consolidated balance sheets. We also own warrants to purchase up to 1.5 million shares of Viking's common stock at an exercise price of $1.50 per share. We recorded the warrants in “Short-term investments” in our consolidated balance sheet at fair value of $6.3 million and $9.9 million at December 31, 2020 and December 31, 2019, respectively.

Gain (loss) from short-term investments on our consolidated statements of operations includes both realized and unrealized gain (loss) from our short-term investments in public equity and warrant securities.

The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	December 31, 2020
	Amortized Cost	Fair Value
Within one year	$141,732	$141,793
After one year through five years	26,856	26,956
After five years	—	—
Total	$168,588	$168,749

The following table summarizes our available-for-sale debt securities in an unrealized loss position (in thousands):

	Less than 12 months		12 months or greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2020
Bank deposits	$(1)	$14,013	$—	$—	$(1)	$14,013
Corporate bonds	(1)	4,526	—	—	(1)	4,526
Commercial paper	(1)	7,693	—	—	(1)	7,693
Total	$(3)	$26,232	$—	$—	$(3)	$26,232

December 31, 2019
Bank deposits	$(3)	$58,584	$—	$—	$(3)	$58,584
Commercial paper	(16)	79,362	—	—	(16)	79,362
Total	$(19)	$137,946	$—	$—	$(19)	$137,946

Our investment policy is capital preservation and we only invested in U.S.-dollar denominated investments. We held a total of 14 positions which were in an unrealized loss position as of December 31, 2020. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses are largely due to changes in interest rates and not to unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. We do not intend to sell these securities nor do we believe that we will be required to sell these securities before the recovery of the amortized cost basis. Accordingly, no credit losses were recognized for the twelve months ended December 31, 2020.

Property and equipment are stated at cost and consists of the following (in thousands):

	December 31,
	2020	2019
Lab and office equipment	$14,666	$6,307
Leasehold improvements	3,519	2,729
Computer equipment and software	1,056	999
	19,241	10,035
Less accumulated depreciation and amortization	(4,807)	(2,850)
	$14,434	$7,185
Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets which ranges from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter. Depreciation expense of $1.8 million, $1.5 million, and $0.9 million was recognized for the twelve months ended December 31, 2020, 2019, and 2018, respectively, and was included in operating expenses.

Goodwill and identifiable intangible assets consist of the following (in thousands):

	As of December 31,
	2020	2019
Indefinite-lived intangible assets
Goodwill	$189,662	$95,229
Definite-lived intangible assets
Complete technology	277,740	242,813
Less: Accumulated amortization	(63,600)	(50,203)
Trade name	2,642	2,642
Less: Accumulated amortization	(1,312)	(1,180)
Customer relationships	40,700	29,600
Less: Accumulated amortization	(15,597)	(13,224)
Contractual relationships	362,000	—
Less: Accumulated amortization	(7,243)	—
Total goodwill and other identifiable intangible assets, net	$784,992	$305,677

Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of 20 years. Amortization expense of $23.4 million, $16.9 million, and $15.8 million was recognized for the years ended December 31, 2020 and 2019, and 2018, respectively. Estimated amortization expense for the years ending December 31, 2021 through 2025 is $47.1 million per year. For each of the years ended December 31, 2020, 2019, and 2018, there was no material impairment of intangible assets with finite lives.

Accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Compensation	$8,810	$1,986
Professional fees	977	1,135
Amounts owed to former licensees	421	381
Royalties owed to third parties	693	—
Return reserve	687	3,027
Acquisition related liabilities	1,500	—
Subcontractor	733	—
Supplier	604	—
Other	4,105	2,052
	$18,530	$8,581

Contingent liabilities:

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

For CVRs associated with the Pfenex and Icagen acquisitions, see “Note (4), Acquisitions” for more information.

The following table summarizes rollfoward of contingent liabilities as of December 2020 and 2019 (in thousands):

	December 31, 2018	Payments	Fair Value Adjustment	Repurchases	December 31, 2019	Additional Contingent Liabilities	Payments	Fair Value Adjustment	Repurchases	December 31, 2020
Cydex	$514	$(50)	$(116)	$—	$348	$—	$—	$160	$—	$508
Metabasis	5,551	—	904	(520)	5,935	—	—	(1,867)	(247)	3,821
Crystal	6,477	(3,000)	(818)	—	2,659	—	(1,800)	(59)	—	800
Icagen	—	—	—	—	—	4,800	(525)	2,129	—	6,404
Pfenex	—	—	—	—	—	37,000	—	600	—	37,600
Total	$12,542	$(3,050)	$(30)	$(520)	$8,942	$41,800	$(2,325)	$963	$(247)	$49,133

9. Stockholders’ Equity

Share-based Compensation Expense

The following table summarizes non-cash share-based compensation expense (in thousands):

	December 31,
	2020	2019	2018
Share-based compensation expense as a component of:
Research and development expenses	$13,497	$9,641	$8,352
General and administrative expenses	17,230	14,874	12,494
	$30,727	$24,515	$20,846

Stock Plans

In December 2020, our 2002 Stock Incentive Plan was amended to increase the number of shares available for issuance by 1.1 million shares. As of December 31, 2020, there were 1.1 million shares available for future option grants or direct issuance under the Amended 2002 Plan.

Following is a summary of our stock option plan activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Balance at January 1, 2018	1,876,332	$53.17	5.77	$157,340
Granted	228,362	$162.00
Exercised	(358,162)	$55.24
Forfeited	(10,228)	$114.53
Balance at December 31, 2018	1,736,304	$66.71	5.47	125,858
Exercisable at December 31, 2018	1,313,374	$47.03	4.56	117,314
Options vested and expected to vest as of December 31, 2018	1,736,304	$66.71	5.47	$125,858
Granted	338,617	$116.69
Exercised	(112,011)	$23.65
Forfeited	(6,531)	$139.37
Balance at December 31, 2019	1,956,379	$77.54	5.45	72,002
Exercisable at December 31, 2019	1,454,726	$61.82	4.42	70,345
Options vested and expected to vest as of December 31, 2019	1,956,379	$77.54	5.45	$72,002
Granted	806,300	$92.93
Exercised	(156,845)	$21.26
Forfeited	(44,012)	$91.30
Balance at December 31, 2020	2,561,822	$85.59	6.09	59,033
Exercisable at December 31, 2020	1,611,830	$76.05	4.54	53,286
Options vested and expected to vest as of December 31, 2020	2,561,822	$85.59	6.09	$59,033

The weighted-average grant-date fair value of all stock options granted during 2020, 2019 and 2018 was $41.39, $48.65 and $58.85 per share, respectively. The total intrinsic value of all options exercised during 2020, 2019 and 2018 was approximately $11.9 million, $10.4 million and $51.9 million, respectively.
Cash received from options exercised, net of fees paid, in 2020, 2019 and 2018 was $2.5 million, $2.6 million and $19.8 million, respectively.
Following is a further breakdown of the options outstanding as of December 31, 2020:

Range of exercise prices	Options outstanding	Weighted average remaining life in years	Weighted average exercise price	Options exercisable	Weighted average exercise price
$10.05-$14.47	284,184	0.86	$13.08	270,184	$13.00
$21.92-$56.26	344,629	2.88	$35.34	344,629	$35.34
$63.58-$74.42	307,356	5.20	$71.96	220,650	$73.41
$82.90-$95.35	185,033	6.23	$86.22	140,400	$86.32
$95.68	305,106	9.12	$95.68	63,059	$95.68
$97.92	4,976	5.02	$97.92	4,976	$97.92
$98.20	270,850	9.26	$98.20	—	$98.20
$100.02-$113.76	257,914	6.69	$104.12	220,092	$103.96
$117.58	19,744	9.44	$117.58	—	$117.58
$117.97-$195.91	582,030	7.56	$137.18	347,840	$141.38
	2,561,822	6.09	$85.59	1,611,830	$76.05

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average grant date fair value per share of options granted:

Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.2%-1.4%	1.4%-2.6%	2.7%-3.0%
Expected volatility	47%-71%	40%-49%	33%-36%
Expected term	4.7 to 5.1 years	4.6 to 5.9 years	5.1 to 5.8 years

As of December 31, 2020, there was $37.2 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 2.9 years.
Restricted Stock Activity
The following is a summary of our restricted stock activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2018	133,294	$91.60
Granted	62,133	$169.92
Vested	(61,989)	$86.19
Forfeited	(1,165)	$125.16
Outstanding at December 31, 2018	132,273	$130.63
Granted	118,498	$115.90
Vested	(102,846)	$121.55
Forfeited	(666)	$134.36
Outstanding at December 31, 2019	147,259	$125.11
Granted	111,306	$89.73
Vested	(52,363)	$121.69
Forfeited	—	$—
Outstanding at December 31, 2020	206,202	$106.88
As of December 31, 2020, unrecognized compensation cost related to non-vested stock awards amounted to $10.6 million. That cost is expected to be recognized over a weighted average period of 1.5 years.

Employee Stock Purchase Plan

As of December 31, 2020, 52,808 shares of our common stock are available for future issuance under the Amended Employee Stock Purchase Plan, or ESPP. The ESPP permits eligible employees to purchase up to 1,250 shares of Ligand common stock per calendar year at a discount through payroll deductions. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first of a six month offering period or purchase date, whichever is lower. There were 6,455, 4,745 and 3,386 shares issued under the ESPP in 2020, 2019 and 2018, respectively.

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

On September 11, 2019, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $500.0 million of our common stock from time to time over the next three years. We expect to acquire shares primarily through open-market transactions and have entered into a Rule 10b5-1 trading plan, and may enter into additional Rule 10b5-1 trading plans in the future, to facilitate open-market repurchases. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Our prior $350.0 million stock repurchase program mentioned above was terminated in connection with the approval of the new stock repurchase program. Authorization to repurchase $248.8 million of our common stock remained available as of December 31, 2020.

During the twelve months ended December 31, 2020, 2019 and 2018, we repurchased 934,079 shares for $78.0 million, 4,122,133 shares for $448.4 million, and 782,248 shares for $127.5 million, respectively.

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

On April 9, 2019, CyDex, our wholly-owned subsidiary, received a Paragraph IV certification Notice Letter from Alembic Global Holdings SA (“Alembic”) stating that Alembic had submitted an ANDA to the FDA, seeking approval to manufacture, offer to sell, and sell a generic version of EVOMELA® prior to the expiration of any of the ’077 patent; the ’088 patent, the ’582 patent, or U.S. Patent No. 10,040,872 (“the ’872 patent”), and alleging that these patents, each of which relates to Captisol®, are invalid, unenforceable, and/or would not be infringed by Alembic’s ANDA product. On May 23, 2019, CyDex filed a complaint against Alembic, Alembic Pharmaceuticals, Ltd., and Alembic Pharmaceuticals, Inc. in the U.S. District Court for the District of Delaware, asserting that the filing of Alembic’s ANDA constitutes infringement of each of the ’088 patent and the ’582 patent. On July 29, 2019, Alembic filed an answer and counterclaims seeking declarations of non-infringement and invalidity as to each of the asserted patents and, on August 19, 2019, CyDex filed an answer to Alembic’s counterclaims. On April 7, 2020, the Court ordered that the Scheduling Order be amended such that, inter alia, the fact discovery cut off occurred on November 2, 2020, the close of expert discovery was set for March 22, 2021, and that May 17, 2021 would remain the first day of a five-to-six-day bench trial.

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

In May and August of 2019, Pfenex Inc., which was acquired by us in October 2020, filed three petitions (IPR2019- 01027, IPR2019-01028 and IPR2019-01478) for inter partes review of U.S. Patent No. 9,422,345 (“the ‘345 patent”; entitled “Expression System”), which is owned by GlaxoSmithKline Biologicals S.A., with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. In November 2019 and February 2020, the Board instituted trial on the invalidity grounds in IPR2019-01028, but exercised its discretion not to institute trial on IPR2019-01027 or IPR2019-01478. In May 2020, GlaxoSmithKline Biologicals S.A. (“GSK”) filed two petitions (IPR2020-00890 and IPR2020-00962) for inter partes review of U.S. Pat. No. 8,530,171 (“the ‘171 patent,” entitled “High Level Expression of Recombinant Toxin Proteins”), which is owned by Pfenex, with the PTAB of the U.S. Patent and Trademark Office. On June 29, 2020, GSK filed a motion to withdraw IPR2020-00890, which was granted on August 28, 2020. In October 2020, Pfenex and GSK executed a confidential settlement agreement agreeing to terminate the proceedings before the PTAB resolving these issues. Pfenex and GSK filed a joint motion to terminate IPR2019-01028 and IPR2020-00962 on October 30, 2020, and an amended joint motion to terminate on November 4, 2020. A decision granting the parties’ joint motion to terminate in IPR2019-01028 was issued on November 12, 2020. The PTAB subsequently granted the parties’ joint motion to terminate in IPR2020-00962 on December 30, 2020.

On January 12, 2021, Abvivo submitted a JAMS arbitration demand naming the Company as respondent. Abvivo claims that the Company is in violation of the assignment provision of that certain Commercial Platform License and Services Agreement, dated October 9, 2019, by and among OMT and Crystal, on the one hand, and Abvivo, on the other hand because the Company allegedly withheld its consent to a proposed assignment required for Abvivo to negotiate a discovery and development alliance with certain third parties. On January 26, 2021, we submitted a response to the demand, denying all claims and alleging counterclaims against Abvivo and Brian Lundstrom, a Company employee and the sole owner of Abvivo. We allege that Mr. Lundstrom breached his fiduciary duty of loyalty to the Company and that Abvivo and Mr. Lundstrom fraudulently induced the Company, OMT and Crystal into certain business transactions and contracts. Abvivo and Mr. Lundstrom’s response to these counterclaims was due on February 9, 2021, but they did not submit a response. Under JAMS rules, the counterclaims are deemed denied. On February 22, 2021, Abvivo submitted documents to JAMS which indicated that it seeks to dismiss its claim without prejudice. The arbitration will be conducted by a three arbitrator panel, who have not yet been appointed. The parties must each appoint one arbitrator by February 26, 2021, and the two arbitrators will then appoint a third arbitrator. We intend to vigorously defend ourselves against this action.

11. Income Taxes

The components of the income tax expense (benefit) for continuing operations are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current expense (benefit):
Federal	$10,889	$89,471	$—
State	589	3,103	424
Foreign	23	(66)	(158)
	11,501	92,508	266
Deferred expense (benefit):
Federal	(15,672)	74,627	29,928
State	(3,382)	202	(185)
	$(7,553)	$167,337	$30,009

A reconciliation of income tax expense (benefit) from continuing operations to the amount computed by applying the statutory federal income tax rate to the net income (loss) from continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Tax at federal statutory rate	$(2,213)	$167,294	$36,400
State, net of federal benefit	(1,456)	2,466	1,635
Contingent liabilities	(278)	18	948
Share-based compensation	(362)	(819)	(8,131)
FDII	(1,652)	(402)	—
Research and development credits	(699)	(879)	(2,758)
Change in uncertain tax positions	(650)	441	858
Rate change for changes in federal or state law	(173)	(210)	178
Provision to return adjustments	(4,803)	(184)	(150)
Foreign tax differential on income/loss of foreign subsidiaries	(3,839)	57	(14)
Change in valuation allowance	(121,876)	(1,193)	(4,225)
Sale of Vernalis R&D	127,372	—	—
Expired NOLs and credits	—	—	3,054
Change in derivatives	—	—	615
Other	3,076	748	1,599
	$(7,553)	$167,337	$30,009

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. Significant components of our deferred tax assets and liabilities as of December 31, 2020 and 2019 are shown below. We assess the positive and negative evidence to determine if sufficient future taxable income will be generated to use the existing deferred tax assets. Our evaluation of evidence resulted in management concluding that the majority of our deferred tax assets will be realized. However, we maintain a valuation allowance to offset certain net deferred tax assets as management believes realization of such assets are uncertain as of December 31, 2020, 2019 and 2018. The valuation allowance decreased $116.5 million in 2020, increased $136.9 million in 2019 and decreased $2.5 million in 2018.

We offset all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and present them on our consolidated balance sheet as a non-current deferred income tax asset or liability (as applicable). Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$64,147	$150,727
Research credit carryforwards	19,623	14,843
Stock Compensation	11,994	9,544
Other	13,120	10,602
	108,884	185,716
Valuation allowance for deferred tax assets	(24,858)	(141,338)
Net deferred tax assets	$84,026	$44,378

Deferred tax liabilities:
Identified intangibles	(119,381)	(40,768)
Other	(4,923)	(10,939)
Net deferred tax liabilities	$(124,304)	$(51,707)

Deferred income taxes, net	$(40,278)	$(7,329)

As of December 31, 2020, we had federal net operating loss carryforwards set to expire through 2037 of $162.4 million and $129.3 million of state net operating loss carryforwards that begin to expire in 2031. We also have $9.2 million of federal research and development credit carryforwards, which expire through 2040. We have $23.1 million of California research and development credit carryforwards that have no expiration date. In addition, we have approximately $110.1 million of non-U.S. net operating loss carryovers and approximately $17.6 million of non-U.S. capital loss carryovers that have no expiration date. At December 31, 2019 we had approximately $713.8 million of non-U.S. net operating loss carryovers and approximately $14.6 million of non-U.S. capital loss carryovers. The year over year decrease in non-U.S. deferred tax assets was attributable to the sale of Vernalis in December 2020. The remaining non-U.S. deferred tax assets as of December 31, 2020 were attributable to the portion of the Vernalis business that we did not sell. We have a full valuation allowance against these non-U.S. tax attributes. See detail in “Note (2), Sale of Vernalis R&D and Promacta License."

Pursuant to Section 382 and 383 of the Internal Revenue Code of 1986, as amended, utilization of our net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of December 31, 2020 are net of any previous limitations due to Section 382 and 383.
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
A reconciliation of the amount of unrecognized tax benefits at December 31, 2020, 2019 and 2018 is as follows (in thousands):

	December 31,
	2020	2019	2018
Balance at beginning of year	$28,736	$30,289	$29,363
Additions based on tax positions related to the current year	3,911	543	1,247
Additions for tax positions of prior years	179	—	336
Reductions for tax positions of prior years	(955)	(2,096)	(657)
Balance at end of year	$31,871	$28,736	$30,289

Included in the balance of unrecognized tax benefits at December 31, 2020 is $30.2 million of tax benefits that, if recognized would impact the effective rate. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2020 and December 31, 2019, we recognized an immaterial amount of interest and penalties. We file income tax returns in the United States, various state jurisdictions, United Kingdom, and Canada with varying statutes of limitations. The federal statute of limitation remains open for the 2017 tax year to the present. The state income tax returns generally remain open for the 2016 tax year through the present. Net operating loss and research credit carryforwards arising prior to these years are also open to examination if and when utilized.

We are subject to taxation in the U.S. and various states and foreign jurisdictions. With few exceptions, as of December 31, 2020, we are no longer subject to state, local or foreign examinations by tax authorities for tax years before 2016 and we are no longer subject to U.S. federal income or payroll tax examinations for tax years before 2017. No tax returns are currently under examination by any tax authorities. Net operating loss and research credit carryforwards arising prior to these years are also open to examination if and when utilized. We believe our reserve for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years.
12. Summary of Unaudited Quarterly Financial Information

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results and cash flows of interim periods. Summarized quarterly data for 2020 and 2019 are as follows (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Total revenues	$33,161	$41,420	$41,848	$69,990
Total operating costs and expenses	29,373	34,320	38,101	75,894
Income tax (expense) benefit	6,284	(6,033)	4,911	2,391
Net income (loss)	(24,131)	22,086	(6,701)	5,761
Basic per share amounts:
Net income (loss)	$(1.46)	$1.38	$(0.42)	$0.36
Diluted per share amounts:
Net income (loss)	$(1.46)	$1.32	$(0.42)	$0.35

Weighted average shares—basic	16,529	16,055	16,082	16,077
Weighted average shares—diluted	16,529	16,694	16,082	16,684

	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
2019
Total revenues	$43,484	$24,987	$24,808	$27,003
Total operating costs and expenses	29,738	29,117	29,966	37,182
Income tax (expense) benefit	(176,376)	3,609	4,620	810
Net income (loss)	666,337	(14,419)	(15,251)	(7,365)
Basic per share amounts:
Net income (loss)	$32.59	$(0.74)	$(0.81)	$(0.43)
Diluted per share amounts:
Net income (loss)	$31.32	$(0.74)	$(0.81)	$(0.43)

Weighted average shares—basic	20,447	19,558	18,770	17,243
Weighted average shares—diluted	21,277	19,558	18,770	17,243

(1) Includes pre-tax gain from sale of Promacta license of $812,797.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, and have concluded our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in the 2013 Internal Control-Integrated Framework. Based on our evaluation under the 2013 framework in Internal Control - Integrated Framework, management concluded that our internal controls over financial reporting were effective as of December 31, 2020.

A registrant may omit an assessment of an acquired business’s internal control over financial reporting from the registrant’s assessment of its internal control; however, such an exclusion may not extend beyond one year from the date of the acquisition, nor may such assessment be omitted from more than one annual management report on internal control over financial reporting. We acquired Pfenex in October 2020, and we excluded from the assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, the acquired entity’s internal control over financial reporting associated with total assets of $14.2 million (exclusive of net intangible assets and goodwill of $468.1 million), total revenue of $2.0 million and net loss of $19.3 million included in our consolidated financial statements as of and for the year ended December 31, 2020.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ligand Pharmaceuticals Incorporated
Opinion on Internal Control Over Financial Reporting
We have audited Ligand Pharmaceuticals Incorporated’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ligand Pharmaceuticals Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Pfenex Inc., which is included in the 2020 consolidated financial statements of the Company and constituted $14.2 million of assets (exclusive of goodwill and intangibles), as of December 31, 2020 and $2 million and $19.3 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Pfenex Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.
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
February 24, 2021

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
The other information under Item 10 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2020.

Item 11.	Executive Compensation
Item 11 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2020.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 13 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2020.

Item 14.	Principal Accountant Fees and Services
Item 14 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2020.

PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a) The following documents are included as part of this Annual Report on Form 10-K.
(1) Financial statements

(2) Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.
(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1	Rule 2.7 Announcement issued by Ligand Holdings UK Ltd., dated August 9, 2018	8-K	001-33093	August 9, 2018	2.1
2.2	Asset Purchase Agreement, dated March 5, 2019, by and among Ligand Pharmaceuticals Incorporated and RPI Financial Trust	8-K	001-33093	March 5, 2019	2.1
2.3	Asset Purchase Agreement, dated February 11, 2020, (as amended on April 1, 2020), by and among Ligand Pharmaceuticals Incorporated, Icagen Inc., Icagen Corp., XRPro Sciences, Inc. and Caldera Discovery, Inc.	10-Q	001-33093	May 8, 2020	2.1
2.4	Agreement and Plan of Merger, dated as of August 10, 2020, by and among Pfenex Inc., Ligand Pharmaceuticals Incorporated and Pelican Acquisition Sub, Inc.	8-K	001-33093	August 11, 2020	2.1
2.5	Agreement and Plan of Merger, dated September 8, 2020, among Ligand Pharmaceuticals Incorporated, xCella Biosciences, Inc. and Eton Venture Services, Ltd. Co., as stockholders’ representative	8-K	001-33093	September 10, 2020	10.1
2.6	Agreement and Plan of Merger, dated September 9, 2020, among Ligand Pharmaceuticals Incorporated, Taurus Biosciences, LLC and the other signatories listed therein	8-K	001-33093	September 10, 2020	10.2
2.7*	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Vernalis (R&D) Limited, dated as of October 11, 2020, by and among Ligand Pharmaceuticals Incorporated, Vernalis Limited, HitGen UK Ltd and HitGen Inc.	8-K	001-33093	October 13, 2020	2.1
3.1	Amended and Restated Certificate of Incorporation of the Company.	S-4	333-58823	July 9, 1998	3.1
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2000	10-K	0-20720	March 29, 2001	3.5

3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 30, 2004	10-Q	0-20720	August 5, 2004	3.6
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated November 17, 2010	8-K	001-33093	November 19, 2010	3.1
3.5	Certificate of Amendment of the Amended and Restated Certification of Incorporation of the Company, dated June 19, 2018	S-8	333-233130	August 8, 2019	3.6
3.6	Fourth Amended and Restated Bylaws of the Company	8-K	001-33093	October 30, 2020	3.1
4.1	Specimen stock certificate for shares of the common stock of the Company	10-K	001-33093	March 1, 2018	4.1
4.2	Indenture, dated as of May 22, 2018, between the Company and Wilmington Trust, National Association, as trustee, including the form of 0.75% Convertible Senior Notes due 2023	8-K	001-33093	May 22, 2018	4.1
4.3	Description of Registered Securities					X
10.1#	2002 Stock Incentive Plan (as amended and restated effective December 15, 2020)					X
10.2#	2002 Employee Stock Purchase Plan (as amended and restated effective June 6, 2019)	DEF	001-33093	April 24, 2019	Appendix B
10.3#	Form of Stock Option Grant Notice and Stock Option Agreement under the Company’s 2002 Stock Incentive Plan	10-K	001-33093	February 24, 2014	10.5
10.4#	Form of Stock Issuance Agreement for non-employee directors under the Company’s 2002 Stock Incentive Plan	S-1	333-131029	January 13, 2006	10.289
10.5#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Company’s 2002 Stock Incentive Plan	10-K	001-33093	March 1, 2018	10.6
10.6#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Company’s 2002 Stock Incentive Plan - Performance-Based RSU Form	10-K	001-33093	March 1, 2018	10.7
10.7#	Form of Executive Officer Change in Control Severance Agreement	8-K	001-33093	August 22, 2007	10.1
10.8#	Amended and Restated Severance Plan, dated December 20, 2008	8-K	001-33093	December 24, 2008	10.2
10.9#	Amended and Restated Director Compensation and Stock Ownership Policy, effective March 28, 2019	10-K	001-33093	February 27, 2020	10.9
10.10	TR Beta Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 28, 2010	10.2
10.11	Glucagon Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 28, 2010	10.3
10.12	General Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 28, 2010	10.4
10.13	Amendment of General Contingent Value Rights Agreement, dated January 26, 2011, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 31, 2011	10.1
10.14	Amendment of General Contingent Value Rights Agreement dated May 20, 2014 among the Company, Metabasis Therapeutics, Inc., David F. Hale and Computershare Inc.	8-K	001-33093	May 22, 2014	10.1
10.15	Amendment of TR Beta Contingent Value Rights Agreement dated May 20, 2014 among the Company, Metabasis Therapeutics, Inc., David F. Hale and Computershare, Inc.	8-K	001-33093	May 22, 2014	10.2

10.16	Contingent Value Rights Agreement, dated as of September 30, 2020, by and between Ligand Pharmaceuticals Incorporated and American Stock Transfer & Trust Company, LLC	10-Q	001-33093	November 6, 2020	2.5
10.17†	Captisol® Supply Agreement, dated December 20, 2002, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited and Hovione International Limited	10-K	001-33093	March 3, 2011	10.1
10.18†	1st Amendment to Captisol® Supply Agreement, dated July 29, 2005, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited and Hovione International Limited	10-K	001-33093	March 3, 2011	10.101
10.19	2nd Amendment to Captisol® Supply Agreement, dated March 1, 2007, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited	10-K	001-33093	March 3, 2011	10.102
10.20†	3rd Amendment to Captisol® Supply Agreement, dated January 25, 2008, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited	10-K	001-33093	March 3, 2011	10.103
10.21†	4th Amendment to Captisol® Supply Agreement, dated September 28, 2009, among CyDex Pharmaceuticals, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited and Hovione International Limited	10-K	001-33093	March 3, 2011	10.104
10.22†	License Agreement, dated September 3, 1993, between CyDex L.C. and The University of Kansas	10-K	001-33093	March 3, 2011	10.105
10.23	First Amendment to License Agreement, dated August 4, 2004, between CyDex, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.106
10.24†	Second Amendment to License Agreement, dated August 4, 2004, between CyDex, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.107
10.25†	Acknowledgement Agreement, dated February 22, 2008, between CyDex, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.111
10.26†	Exclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.108
10.27†	Addendum to Nonexclusive License Agreement, dated December 11, 2001, between CyDex, Inc. and Pfizer, Inc.	10-K	001-33093	March 3, 2011	10.11
10.28†	Amendment to License Agreement, dated May 12, 2006, between CyDex, Inc. and Prism Pharmaceuticals, Inc.	10-K	001-33093	March 3, 2011	10.113
10.29†	Supply Agreement, dated March 5, 2007, between CyDex, Inc. and Prism Pharmaceuticals, Inc.	10-K	001-33093	March 3, 2011	10.114
10.30†	License and Supply Agreement, dated October 12, 2005, between CyDex Pharmaceuticals, Inc. and Proteolix, Inc.	10-K	000-28298	February 23, 2010	10.22
10.31†	License Agreement, by and between CyDex Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc., dated as of March 8, 2013	10-Q	001-33093	May 8, 2013	10.2
10.32†	Supply Agreement, by and between CyDex Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc., dated as of March 8, 2013	10-Q	001-33093	May 8, 2013	10.3
10.33†	Royalty Stream and Milestone Payments Purchase Agreement, dated April 29, 2013, between the Company and Selexis S.A.	10-Q	001-33093	August 1, 2013	10.2
10.34†	Master License Agreement dated May 21, 2014 among the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.	10-Q	001-33093	August 5, 2014	10.2

10.35	Letter Agreement, dated as of August 12, 2014, between Bank of America, N.A. and the Company regarding the Base Issuer Warrant Transaction	8-K	001-33093	August 18, 2014	10.2
10.36	Letter Agreement, dated as of August 12, 2014, between Deutsche Bank AG, London Branch and the Company regarding the Base Issuer Warrant Transaction	8-K	001-33093	August 18, 2014	10.4
10.37	Letter Agreement, dated as of August 14, 2014, between Bank of America, N.A. and the Company regarding the Additional Issuer Warrant Transaction	8-K	001-33093	August 18, 2014	10.6
10.38	Letter Agreement, dated as of August 14, 2014, between Deutsche Bank AG, London Branch and the Company regarding the Additional Issuer Warrant Transaction	8-K	001-33093	August 18, 2014	10.8
10.39†	First Amendment to Master License Agreement dated September 6, 2014 among the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.	10-Q	001-33093	October 31, 2014	10.9
10.40†	Second Amendment to Master License Agreement, dated April 8, 2015, among the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.	10-Q	001-33093	August 5, 2015	10.1
10.41†	Development Funding and Royalties Agreement, dated December 13, 2018, by and between Ligand Pharmaceuticals Incorporated and Palvella Therapeutics, Inc.	10-K	001-33093	February 28, 2019	10.48
10.42†	Sublicense Agreement between the Company, Pharmacopeia, Inc. and Retrophin LLC dated as of February 16, 2012, as amended through Amendment No. 5 to Sublicense Agreement, dated March 20, 2018.	10-K	001-33093	February 27, 2020	10.42
10.43†	Lease, dated November 3, 2015, between the Company and 3911/3931 SVB, LLC	8-K	001-33093	November 10, 2015	10.1
10.44†	Interest Purchase Agreement, dated May 3, 2016, between the Company and CorMatrix Cardiovascular, Inc.	8-K/A	001-33093	May 9, 2016	10.1
10.45	Amended and Restated Interest Purchase Agreement, dated May 31, 2017, between the Company and CorMatrix Cardiovascular, Inc.	10-Q	001-033093	August 9, 2017	10.2
10.46	Letter Agreement, dated as of May 17, 2018, between Barclays Capital Inc. and the Company regarding the Base Convertible Note Hedge Transaction	8-K	001-00393	May 22, 2018	10.1
10.47	Letter Agreement, dated as of May 17, 2018, between Barclays Capital Inc. and the Company regarding the Base Warrant Transaction	8-K	001-00393	May 22, 2018	10.2
10.48	Letter Agreement, dated as of May 17, 2018, between Deutsche Bank AG and the Company regarding the Base Convertible Note Hedge Transaction	8-K	001-00393	May 22, 2018	10.3
10.49	Letter Agreement, dated as of May 17, 2018, between Deutsche Bank AG and the Company regarding the Base Warrant Transaction	8-K	001-00393	May 22, 2018	10.4
10.50	Letter Agreement, dated as of May 17, 2018, between Goldman Sachs & Co. LLC and the Company regarding the Base Convertible Note Hedge Transaction	8-K	001-00393	May 22, 2018	10.5
10.51	Letter Agreement, dated as of May 17, 2018, between Goldman Sachs & Co. LLC and the Company regarding the Base Warrant Transaction	8-K	001-00393	May 22, 2018	10.6
10.52	Letter Agreement, dated as of May 18, 2018, between Barclays Capital Inc. and the Company regarding the Additional Convertible Note Hedge Transaction	8-K	001-00393	May 22, 2018	10.7
10.53	Letter Agreement, dated as of May 18, 2018, between Barclays Capital Inc. and the Company regarding the Additional Warrant Transaction	8-K	001-00393	May 22, 2018	10.8

10.54	Letter Agreement, dated as of May 18, 2018, between Deutsche Bank AG and the Company regarding the Additional Convertible Note Hedge Transaction	8-K	001-00393	May 22, 2018	10.9
10.55	Letter Agreement, dated as of May 18, 2018, between Deutsche Bank AG and the Company regarding the Additional Warrant Transaction	8-K	001-00393	May 22, 2018	10.10
10.56	Letter Agreement, dated as of May 18, 2018, between Goldman Sachs & Co. LLC and the Company regarding the Additional Convertible Note Hedge Transaction	8-K	001-00393	May 22, 2018	10.11
10.57	Letter Agreement, dated as of May 18, 2018, between Goldman Sachs & Co. LLC and the Company regarding the Additional Warrant Transaction	8-K	001-00393	May 22, 2018	10.12
10.58†	Platform License Agreement, dated March 23, 2015, by and between Open Monoclonal Technology, Inc. and WuXi AppTec Biopharmaceuticals Co., Ltd.	10-Q	001-33093	August 8, 2018	10.13
10.59†	Amendment Number 1 to Platform License Agreement, dated June 11, 2017, by and between Open Monoclonal Technology, Inc. and WuXi Biologics (Hong Kong) Limited (as successor-in-interest to WuXi AppTec Biopharmaceuticals Co., Ltd.)	10-Q	001-33093	August 8, 2018	10.14
10.60†	Amendment Number 2 to Platform License Agreement, dated June 25, 2018, by and between Open Monoclonal Technology, Inc. and WuXi Biologics Ireland Limited (as successor-in-interest to WuXi Biologics (Hong Kong) Limited).	10-Q	001-33093	August 8, 2018	10.15
10.61#	Form of Indemnification Agreement between the Company and each of its directors	10-K	001-33093	March 1, 2018	10.60
10.62#	Form of Indemnification Agreement between the Company and each of its officers	10-K	001-33093	March 1, 2018	10.60
10.63†	Addendum, dated May 22, 2019, by and among Ligand Pharmaceuticals Incorporated, CyDex Pharmaceuticals, Inc., and Acrotech Biopharma LLC (as successor-in-interest to Spectrum Pharmaceuticals, Inc.), to that certain License Agreement between Ligand Pharmaceuticals Incorporated and Spectrum Pharmaceuticals, Inc., dated March 8, 2013	10-Q	001-33093	August 8, 2019	10.1
10.64	Call Option Amendment Agreed, dated April 6, 2020, between the Registrant and Barclays Bank PLC	10-Q	001-33093	May 8, 2020	10.1
10.65	Call Option Amendment Agreed, dated April 6, 2020, between the Registrant and Deutsche Bank AG, London Branch	10-Q	001-33093	May 8, 2020	10.2
10.66	Call Option Amendment Agreed, dated April 6, 2020, between the Registrant and Goldman Sachs & Co. LLC	10-Q	001-33093	May 8, 2020	10.3
10.67	Call Option Amendment Agreed, dated January 28, 2021, between the Registrant and Barclays Bank PLC					X
10.68	Call Option Amendment Agreed, dated January 28, 2021, between the Registrant and Deutsche Bank AG, London Branch					X
10.69	Call Option Amendment Agreed, dated January 28, 2021, between the Registrant and Goldman Sachs & Co. LLC					X

10.70	Contingent Value Rights Agreement, dated September 9, 2020, between Ligand Pharmaceuticals Incorporated and Vaughn Smider, as Members' Representative (regarding Taurus Biosciences, LLC acquisition) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2020)	10-Q	001-33093	November 6, 2020	2.4
10.71	Commercial License Agreement, dated September 9, 2020, between Taurus Biosciences, LLC and Minotaur Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2020)	10-Q	001-33093	November 6, 2020	10.1
10.72	Supply agreement, dated December 22, 2015, by and between Cydex Pharmaceuticals, Inc. and Gilead Sciences, Inc.					X
10.73	Amendment to Supply Agreement, dated September 21, 2020, by and between Cydex Pharmaceuticals, Inc. and Gilead Sciences, Inc., which amends that certain Supply Agreement, dated December 2, 2015, by and between Cydex Pharmaceuticals, Inc. and Gilead Sciences, Inc.	10-Q	001-33093	November 6, 2020	10.2
21.1	Subsidiaries of the Company					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.					X
104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL and contained in Exhibit 101.					X

†    Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and submitted separately to the Securities and Exchange Commission.
#    Indicates management contract or compensatory plan.
*    Certain schedules and annexes have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or annex will be furnished as a supplement to the U.S. Securities and Exchange Commission upon request.

Item 16.	Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGAND PHARMACEUTICALS INCORPORATED

By:	/S/ JOHN L. HIGGINS
John L. Higgins,
Chief Executive Officer
Date: February 24, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN L. HIGGINS	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2021
John L. Higgins

/s/ MATTHEW KORENBERG	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2021
Matthew Korenberg

/s/ JOHN W. KOZARICH	Director and Chairman of the Board	February 24, 2021
John W. Kozarich

/s/ JASON M. ARYEH	Director	February 24, 2021
Jason M. Aryeh

/s/ SARAH BOYCE	Director	February 24, 2021
Sarah Boyce

/s/ TODD C. DAVIS	Director	February 24, 2021
Todd C. Davis

/s/ NANCY R. GRAY	Director	February 24, 2021
Nancy R. Gray

/s/ JOHN L. LAMATTINA	Director	February 24, 2021
John L. LaMattina

/s/ SUNIL PATEL	Director	February 24, 2021
Sunil Patel

/s/ STEPHEN L. SABBA	Director	February 24, 2021
Stephen L. Sabba