Form 10-Q
period 2021-06-30
LIGAND PHARMACEUTICALS INC
filed 2021-08-03
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From ______ to ______ .
Commission File Number: 001-33093

LIGAND PHARMACEUTICALS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	77-0160744
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5980 Horton Street, Suite 405
Emeryville
CA	94608
(Address of principal executive offices)	(Zip Code)
(858) 550-7500
(Registrant's Telephone Number, Including Area Code)

3911 Sorrento Valley Boulevard, Suite 110
San Diego, CA 92121
(Former Name or Former Address, if Changed Since Last Report)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 30, 2021, the registrant had 16,676,532 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2020 Annual Report	Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 24, 2021
2023 Notes	$750.0 million aggregate principal amount of convertible senior unsecured notes due 2023
Ab Initio	Ab Initio Biotherapeutics, Inc.
Amgen	Amgen, Inc.
ANDA	Abbreviated New Drug Application
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Aziyo	Aziyo Med, LLC
CE	Captisol-enabled
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CorMatrix	CorMatrix Cardiovascular, Inc.
CVR	Contingent value right
Crystal	Crystal Bioscience, Inc.
CStone Pharmaceuticals	CStone Pharmaceuticals (Suzhou) Co., Ltd.
CyDex	CyDex Pharmaceuticals, Inc.
Dianomi Therapeutics	Dianomi Therapeutics, Inc.
ESPP	Employee Stock Purchase Plan, as amended and restated
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
GAAP	Generally accepted accounting principles in the United States
Gilead	Gilead Sciences, Inc.
GRA	Glucagon receptor antagonist
Icagen	Icagen, Inc.
IND	Investigational New Drug
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
Metabasis	Metabasis Therapeutics, Inc.
NDA	New Drug Application
Pfenex	Pfenex Inc.
Pfenex CVR	Contingent value rights agreement, dated September 30, 2020, by and between Ligand and Pfenex
Pfizer	Pfizer Inc.
Q2 2020	The Company's fiscal quarter ended June 30, 2020
Q2 2021	The Company's fiscal quarter ended June 30, 2021
SBC	Share-based compensation expense
SEC	Securities and Exchange Commission
Selexis	Selexis, SA
sNDA	Supplemental New Drug Application
Taurus	Taurus Biosciences, LLC
Teva	Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Industries Ltd. and Actavis, LLC, collectively
Travere	Travere Therapeutics, Inc.
Viking	Viking Therapeutics, Inc.
xCella	xCella Biosciences, Inc.
YTD	Year-to-date

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$21,863	$47,619
Short-term investments	279,972	363,567
Accounts receivable, net	58,156	56,847
Inventory	39,946	26,487
Income taxes receivable	4,694	2,217
Other current assets	6,270	3,822
Total current assets	410,901	500,559
Deferred income taxes, net	27,882	24,320
Intangible assets, net	572,006	595,330
Goodwill	190,517	189,662
Commercial license and other economic rights, net	10,638	10,979
Property and equipment, net	17,628	14,434
Operating lease right-of-use assets	6,500	6,892
Financing lease right-of-use assets	17,383	15,842
Other assets	2,828	4,267
Total assets	$1,256,283	$1,362,285
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,273	$3,784
Accrued liabilities	10,107	18,530
Current contingent liabilities	5,650	39,884
Deferred revenue	17,147	29,435
Current operating lease liabilities	2,275	1,885
Current financing lease liabilities	45	6,593
Total current liabilities	52,497	100,111
2023 convertible senior notes, net	315,318	442,293
Long-term contingent liabilities	9,121	9,249
Deferred income taxes, net	60,053	64,598
Long-term operating lease liabilities	4,771	5,643
Other long-term liabilities	28,006	30,866
Total liabilities	469,766	652,760
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 16,676 and 16,080 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	17	16
Additional paid-in capital	346,578	318,358
Accumulated other comprehensive loss	(861)	(801)
Retained earnings	440,783	391,952
Total stockholders' equity	786,517	709,525
Total liabilities and stockholders' equity	$1,256,283	$1,362,285

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Royalties	$8,616	$7,181	$15,728	$13,746
Captisol	62,509	24,468	93,781	45,577
Contract revenue	13,550	9,771	30,316	15,258
Total revenues	84,675	41,420	139,825	74,581
Operating costs and expenses:
Cost of Captisol	30,593	7,644	38,746	12,327
Amortization of intangibles	11,779	3,875	23,565	7,410
Research and development	15,953	12,732	33,832	24,623
General and administrative	14,711	10,069	27,028	19,333
Other operating income	(34,100)	—	(33,800)	—
Total operating costs and expenses	38,936	34,320	89,371	63,693
Income from operations	45,739	7,100	50,454	10,888
Other income (expense):
Gain (loss) from short-term investments	(6,864)	23,460	6,197	(7,281)
Interest income	233	1,969	529	6,699
Interest expense	(4,883)	(6,213)	(10,714)	(14,761)
Other income (expense), net	(924)	1,803	(7,401)	2,159
Total other income (loss), net	(12,438)	21,019	(11,389)	(13,184)
Income (loss) before income taxes	33,301	28,119	39,065	(2,296)
Income tax benefit (expense)	(2,576)	(6,033)	9,766	251
Net income (loss)	$30,725	$22,086	$48,831	$(2,045)

Basic net income (loss) per share	$1.84	$1.38	$2.95	$(0.13)
Shares used in basic per share calculations	16,659	16,055	16,548	16,292

Diluted net income (loss) per share	$1.79	$1.32	$2.84	$(0.13)
Shares used in diluted per share calculations	17,172	16,694	17,210	16,292

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss):	$30,725	$22,086	$48,831	$(2,045)
Unrealized net gain (loss) on available-for-sale securities, net of tax	(5)	2,742	(60)	(30)
Foreign currency translation	—	(185)	—	(2,064)
Comprehensive income (loss)	$30,720	$24,643	$48,771	$(4,139)

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional paid in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at January 1, 2021	16,080	$16	$318,358	$(801)	$391,952	$709,525
Issuance of common stock under employee stock compensation plans, net	572	1	20,580	—	—	20,581
Share-based compensation	—	—	8,405	—	—	8,405
Unrealized net loss on available-for-sale securities, net of deferred tax	—	—	—	(55)	—	(55)
Reacquisition of equity due to 2023 debt extinguishment, net of tax	—	—	(9,086)	—	—	(9,086)
Warrant and bond hedge unwind transactions	—	—	396	—	—	396
Tax effect for 2023 Notes transactions			(2,032)			(2,032)
Net income	—	—	—	—	18,106	18,106
Balance at March 31, 2021	16,652	$17	$336,621	$(856)	$410,058	$745,840
Issuance of common stock under employee stock compensation plans, net	24	—	1,103	—	—	1,103
Share-based compensation	—	—	10,216	—	—	10,216
Unrealized net loss on available-for-sale securities, net of deferred tax	—	—	—	(5)	—	(5)
Reacquisition of equity due to 2023 debt extinguishment, net of tax			(1,073)			(1,073)
Tax effect for 2023 Notes transactions			(289)			(289)
Net income	—	—	—	—	30,725	30,725
Balance at June 30, 2021	16,676	$17	$346,578	$(861)	$440,783	$786,517

	Common Stock		Additional paid in capital	Accumulated other comprehensive loss	Retained earnings (Accumulated deficit)	Total stockholders' equity
	Shares	Amount
Balance at January 1, 2020	16,823	$17	$367,326	$(216)	$400,105	$767,232
Issuance of common stock under employee stock compensation plans, net	105	—	(1,008)	—	—	(1,008)
Share-based compensation	—	—	5,653	—	—	5,653
Repurchase of common stock	(878)	(1)	(73,286)	—	—	(73,287)
Unrealized net loss on available-for-sale securities, net of deferred tax	—	—	—	(2,772)	—	(2,772)
Foreign currency translation adjustment	—	—	—	(1,879)	—	(1,879)
Reacquisition of equity due to 2023 debt extinguishment, net of tax	—	—	(2,745)	—	—	(2,745)
Cumulative-effect adjustment from adoption of ASU 2016-13, net of tax					(5,167)	(5,167)
Net loss	—	—	—	—	(24,131)	(24,131)
Balance at March 31, 2020	16,050	$16	$295,940	$(4,867)	$370,807	$661,896
Issuance of common stock under employee stock compensation plans, net	21	—	1,128	—	—	1,128
Share-based compensation	—	—	7,359	—	—	7,359
Unrealized net gain on available-for-sale securities, net of deferred tax	—	—	—	2,742	—	2,742
Foreign currency translation adjustment	—	—	—	(185)	—	(185)
Adjustment on reacquisition of equity due to 2023 debt extinguishment, net of tax	—	—	(23)	—	—	(23)
Net income	—	—	—	—	22,086	22,086
Balance at June 30, 2020	16,071	$16	$304,404	$(2,310)	$392,893	$695,003

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$48,831	$(2,045)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in estimated fair value of contingent liabilities	(33,502)	(371)
Depreciation and amortization of intangible assets	25,179	7,869
Amortization of premium (discount) on investments, net	109	1,198
Amortization of debt discount and issuance fees	9,073	12,442
Amortization of commercial license and other economic rights	206	2,733
Loss (gain) on debt extinguishment	7,175	(659)
Share-based compensation	18,621	13,012
Deferred income taxes	(9,766)	(8,890)
Loss (gain) from short-term investments	(6,197)	7,281
Other	595	(1,499)
Changes in operating assets and liabilities:
Accounts receivable, net	(2,659)	(11,466)
Inventory	(2,326)	6,977
Accounts payable and accrued liabilities	(4,340)	2,909
Income tax receivable and payable	(2,477)	8,673
Deferred revenue	(14,605)	7,268
Other assets and liabilities	(2,786)	(4,128)
Net cash provided by operating activities	31,131	41,304

Cash flows from investing activities:
Purchase of short-term investments	(96,136)	(336,726)
Proceeds from sale of short-term investments	150,648	179,431
Proceeds from maturity of short-term investments	34,600	452,405
Cash paid for acquisition, net of cash acquired	—	(15,140)
Purchase of property and equipment	(4,794)	(791)
Other	135	2,600
Net cash provided by investing activities	84,453	281,779

Cash flows from financing activities:
Repurchase of 2023 Notes	(153,381)	(203,210)
Payments under financing lease obligations	(9,188)	(1,134)
Proceeds from convertible bond hedge settlement	16,855	—
Payments to convertible bond holders for warrant purchases	(16,459)	—
Net proceeds from stock option exercises and ESPP	27,584	1,550
Taxes paid related to net share settlement of equity awards	(5,901)	(1,429)
Share repurchase	—	(73,287)
Payments to CVR Holders	(1,050)	(1,800)
Net cash used in financing activities	(141,540)	(279,310)
Effect of exchange rate changes on cash	—	(160)
Net increase (decrease) in cash, cash equivalents and restricted cash	(25,956)	43,613
Cash, cash equivalents and restricted cash at beginning of period	47,963	72,273
Cash, cash equivalents and restricted cash at end of period	$22,007	$115,886

Supplemental disclosure of cash flow information:
Interest paid	$1,737	$2,531
Taxes paid	$3,552	$—
Restricted cash in other current assets	$144	$730
Supplemental schedule of non-cash activity:
Accrued fixed asset purchases	$359	$292
Accrued inventory purchases	$12,695	$3,553
Unrealized loss on AFS investments	$(60)	$(38)

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

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform with the current period presentation. Specifically, “contract revenue” and “service revenue” presented in the condensed consolidated statement of operations for the three and six months ended June 30, 2021 have been combined into “contract revenue” in the condensed consolidated statement of operations to conform with the current period presentation.

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

Some of our partners are working to develop drugs to treat COVID-19. For example, we are supplying Captisol to partners, including Gilead and the Gilead consortium (a consortium of manufacturing partners that Gilead is working with to bring efforts together to help maximize global supply) for remdesivir, the first FDA-approved treatment for COVID-19 for the treatment of patients with COVID-19 requiring hospitalization. In addition, certain of our OmniAb partners have initiated antibody discovery programs for the potential treatment of COVID-19.

The full extent to which the COVID-19 pandemic will directly or indirectly impact our business, the businesses of our partners, our results of operations and our financial condition will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19, the actions taken to contain it or treat its impact, including the timing and extent of governments reopening or further restricting activities, the emergence and spread of COVID-19 variants, and the economic impact on local, regional, national and international markets.

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

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheet. Except for royalty revenue and certain service revenue, we generally receive payment at the point we satisfy our obligation or soon after. Therefore, we do not generally carry a contract asset balance. Any fees billed in advance of being earned are recorded as deferred revenue. During the three and six months ended June 30, 2021, the amount recognized as revenue that was previously deferred was $10.3 million, and $16.1 million, respectively. During the three and six months ended June 30, 2020, the amount recognized as revenue that was previously deferred was $2.0 million and $2.4 million, respectively.

Disaggregation of Revenue

The following table represents disaggregation of royalties, Captisol and contract revenue (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Royalties
Kyprolis	$5,440	$5,481	$9,727	$9,886
Evomela	2,193	1,199	4,526	2,775
Other	983	501	1,475	1,085
	$8,616	$7,181	$15,728	$13,746

Captisol	$62,509	$24,468	$93,781	$45,577

Contract revenue
Service Revenue	$7,360	$4,582	$12,822	$7,939
License Fees	1,050	660	2,093	1,635
Milestone	3,600	3,472	12,017	3,806
Other	1,540	1,057	3,384	1,878
	$13,550	$9,771	$30,316	$15,258

Total	$84,675	$41,420	$139,825	$74,581

Short-term Investments
Our short-term investments consist of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021				December 31, 2020
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Bank deposits	$33,560	$13	$(2)	$33,571	$84,120	$35	$(1)	$84,154
Corporate bonds	25,965	62	(2)	26,025	30,512	99	(1)	30,610
Agency bonds	2,500	—	(1)	2,499	4,499	2	—	4,501
Commercial paper	19,258	12	—	19,270	45,459	27	(1)	45,485
Corporate equity securities	5,807	172	(310)	5,669	4,466	360	(1,388)	3,438
Mutual fund	151,949	53	—	152,002	151,512	386	—	151,898
Treasury bill	—	—	—	—	3,999	—	—	3,999
Warrants	—	713	—	713	—	393	—	393
	$239,039	$1,025	$(315)	$239,749	$324,567	$1,302	$(1,391)	$324,478
Viking common stock				40,223				32,763
Viking warrants				—				6,326
Total short-term investments				$279,972				$363,567

During the six months ended June 30, 2021, we exercised all outstanding Viking warrants to purchase 1.5 million shares of Viking's common stock at an exercise price of $1.50 per share. As of June 30, 2021, we have zero Viking warrants outstanding.

Gain (loss) from short-term investments in our condensed consolidated statements of operations includes both realized and unrealized gain (loss) from our short-term investments in public equity and warrant securities.

Allowances are recorded for available-for-sale debt securities with unrealized losses. This limits the amount of credit losses that can be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The provisions of the credit losses standard did not have a material impact on our available-for-sale debt securities during the three and six months ended June 30, 2021.

The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	June 30, 2021
	Amortized Cost	Fair Value
Within one year	$57,997	$58,050
After one year through five years	23,286	23,316
Total	$81,283	$81,366

Our investment policy is capital preservation and we only invested in U.S.-dollar denominated investments. We held a total of seven positions which were in an unrealized loss position as of June 30, 2021. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses are largely due to changes in interest rates and not to unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. We do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of the amortized cost basis. Accordingly, no credit losses were recognized for the three and six months ended June 30, 2021.

Accounts Receivable and Allowance for Credit Losses

Our accounts receivable arise primarily from sales on credit to customers. We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. During the three and six months ended June 30, 2021, we considered the current and expected future economic and market conditions including, but not limited to, the anticipated unfavorable impacts of the COVID-19 pandemic on our business and recorded an adjustment of $0.04 million and $0.1 million of allowance for credit losses, respectively, as of June 30, 2021.

Inventory

Inventory, which consists of prepaid inventory and finished goods, is stated at the lower of cost or net realizable value. We determine cost using the first-in, first-out method or the specific identification method.

As of June 30, 2021, we have made advanced payments for inventory from our supplier of Captisol totaling $50.2 million. We have applied credits for such inventory purchases of $15.8 million and will utilize the remaining advanced payments to offset a portion of the purchase price for future Captisol purchases.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Indefinite-lived intangible assets
Goodwill	$190,517	$189,662
Definite lived intangible assets
Complete technology	277,980	277,740
Less: accumulated amortization	(71,276)	(63,600)
Trade name	2,642	2,642
Less: accumulated amortization	(1,378)	(1,312)
Customer relationships	40,700	40,700
Less: accumulated amortization	(16,932)	(15,597)
Contractual relationships	362,000	362,000
Less: accumulated amortization	(21,730)	(7,243)
Total goodwill and other identifiable intangible assets, net	$762,523	$784,992

Commercial License and Other Economic Rights

Commercial license and other economic rights consist of the following (in thousands):

	June 30, 2021			December 31, 2020
	Gross	Adjustments(1)	Net	Gross	Adjustments(2)	Net
Aziyo and CorMatrix	$17,696	$(9,470)	$8,226	$17,696	$(9,588)	$8,108
Selexis and Dianomi	10,602	(8,190)	2,412	10,602	(7,731)	2,871
Total	$28,298	$(17,660)	$10,638	$28,298	$(17,319)	$10,979
(1) Amounts represent accumulated amortization to principal of $11.7 million and credit loss adjustments of $6.0 million as of June 30, 2021.
(2) Amounts represent accumulated amortization to principal of $11.3 million and credit loss adjustments of $6.0 million as of December 31, 2020.

Commercial license and other economics rights represent a portfolio of future milestone and royalty payment rights acquired from Selexis in April 2013 and April 2015, CorMatrix in May 2016, and Dianomi in January 2019. Commercial license rights acquired are accounted for as financial assets and other economic rights are accounted for as funded research and development as further discussed below and in Note 1, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2020 Annual Report.

In May 2017, we entered into a Royalty Agreement with Aziyo pursuant to which we will receive royalties from certain marketed products that Aziyo acquired from CorMatrix. We account for the Aziyo commercial license right as a financial asset, and in accordance with ASC 310, Receivables, we amortize the commercial license right using the effective interest method whereby we forecast expected cash flows over the term of the arrangement to arrive at an annualized effective interest. The annual effective interest associated with the forecasted cash flows from the Royalty Agreement with Aziyo as of June 30, 2021 is 23%. Revenue is calculated by multiplying the carrying value of the commercial license right by the effective interest. The payments received during the six months ended June 30, 2021 were accordingly allocated between revenue and the amortization of the commercial license rights.

Prior to 2020, we accounted for commercial license rights related to developmental pipeline products such as Selexis and Dianomi on a non-accrual basis. We continue to account for commercial license rights related to Dianomi on a non-accrual basis as of June 30, 2021, but starting in 2020, given the expected cash flow from the Selexis program, we started to account for the Selexis commercial license right as a financial asset in accordance with ASC 310, and amortize the commercial license right using the effective interest method whereby we forecast expected cash flows over the term of the arrangement to arrive at an annualized effective interest. The annual effective interest associated with the forecasted cash flows from the royalty agreement with Selexis as of June 30, 2021 is 21%. Revenue is calculated by multiplying the carrying value of the commercial license right by the effective interest. The payments received during the six months ended June 30, 2021 were accordingly allocated between revenue and the amortization of the commercial license rights.

We recorded a $5.5 million pre-tax reserve for credit losses upon adoption of the credit losses standard (ASU 2016-13) on January 1, 2020. We estimated the credit losses at the individual asset level by considering the performance against the programs, the company operating performance and the macroeconomic forecast. In addition, we have judgmentally applied credit loss risk factors to the future expected payments with consideration given to the timing of the payment. Given the higher inherent credit risk associated with longer term receivables, we applied a lower risk factor to the earlier years and progressively higher risk factors to the later years. During the six months ended June 30, 2021, we further considered the current and expected future economic and market conditions surrounding novel coronavirus (COVID-19) pandemic and concluded no further adjustment was needed on the allowance for credit losses as of June 30, 2021.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Compensation	$3,684	$8,810
Professional fees	977	977
Amounts owed to former licensees	446	421
Royalties owed to third parties	52	693
Return reserve	105	687
Acquisition related liabilities	1,500	1,500
Subcontractor	—	733
Supplier	681	604
Accrued interest	295	464
Other	2,367	3,641
Total accrued liabilities	$10,107	$18,530

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

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
SBC - Research and development expenses	$4,556	$3,019	$8,495	$5,416
SBC - General and administrative expenses	5,660	4,340	10,126	7,596
	$10,216	$7,359	$18,621	$13,012

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Risk-free interest rate	0.9%	0.4%	0.5%	1.1%
Dividend yield	—	—	—	—
Expected volatility	54%	69%	62%	55%
Expected term	5.5	5.1	5.0	4.8

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

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Diluted net loss per share is computed based on the sum of the weighted average number of common shares outstanding during the period.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted average shares outstanding:	16,659	16,055	16,548	16,292
Dilutive potential common shares:
Restricted stock	69	40	90	—
Stock options	444	599	572	—
Shares used to compute diluted income per share	17,172	16,694	17,210	16,292
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	5,087	7,832	4,684	8,988

For the six months ended June 30, 2020, all of the 0.6 million weighted average shares of outstanding equity awards as of June 30, 2020 were anti-dilutive due to the net loss for the period.

2. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents the hierarchy for our assets and liabilities measured at fair value (in thousands):

	June 30, 2021				December 31, 2020
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments, excluding Viking(1)	$5,669	$233,368	$712	$239,749	$3,438	$320,647	$393	$324,478
Investment in Viking common stock	40,223	—	—	40,223	32,763	—	—	32,763
Investment in Viking warrants(2)	—	—	—	—	6,326	—	—	6,326
Total assets	$45,892	$233,368	$712	$279,972	$42,527	$320,647	$393	$363,567
Liabilities:
Crystal contingent liabilities(3)	$—	$—	$800	$800	$—	$—	$800	$800
CyDex contingent liabilities	—	—	376	376	—	—	508	508
Metabasis contingent liabilities(4)	—	3,930	—	3,930	—	3,821	—	3,821
Icagen contingent liabilities(5)	—	—	5,625	5,625	—	—	6,404	6,404
Pfenex contingent liabilities(6)	—	—	3,800	3,800	—	—	37,600	37,600
xCella contingent liabilities(7)	—	—	240	240	—	—	—	—
Amounts owed to former licensor	31	—	—	31	60	—	—	60
Total liabilities	$31	$3,930	$10,841	$14,802	$60	$3,821	$45,312	$49,193

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
2.Investment in Viking warrants, which we received as a result of Viking’s partial repayment of the Viking note receivable and our purchase of Viking common stock and warrants in April 2016, are classified as level 1 as the fair value is determined using quoted market prices in active markets for the same securities. The change of the fair value is recorded in "Gain (loss) from short-term investments" in our condensed consolidated statement of operations. During the six months ended June 30, 2021, we exercised all of the outstanding Viking warrants.
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
5.The fair value of Icagen contingent liabilities was determined using a probability weighted income approach. Most of the contingent payments are based on certain revenue milestones as defined in the asset purchase agreement with Icagen. The fair value is subjective and is affected by changes in inputs to the valuation model including management’s estimates regarding the timing and probability of achievement of certain developmental and regulatory milestones. Changes in these estimates may materially affect the fair value. During the six months ended June 30, 2021, we paid $1.1 million contingent liability based on revenue milestones to former Icagen shareholders.
6.The fair value of Pfenex contingent liabilities was determined using a probability-adjusted income approach. These cash flows were then discounted to present value using a discount rate based on the market participants' cost of debt reflective of the Company. During the three and six months ended June 30, 2021, we reduced the contingent liability by $34.1 million and $33.8 million, respectively, primarily due to the lower probability of achieving the specific development and regulatory milestone by December 31, 2021 as defined by the Pfenex CVR. See further detail on Pfenex CVR in Note 3, Acquisitions.
7.The fair value of xCella contingent liabilities is determined when it is probable that the earnout liability will occur and the amount can be reasonably estimated. Management concluded that no earnout liability would be recognized at the acquisition date in September 2020. During the first quarter of 2021, management recorded an earnout liability to be allocated to the cost of the acquired assets due to contingencies being met as part of the acquisition agreement.

A reconciliation of the level 3 financial instruments as of June 30, 2021 is as follows (in thousands):

Fair value of level 3 financial instruments as of December 31, 2020	$45,312
Payments to CVR holders and other contingent payments	(1,050)
Fair value adjustments to contingent liabilities	(33,661)
Contingent liabilities from xCella asset acquisition	240
Fair value of level 3 financial instruments as of June 30, 2021	$10,841

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

During the second quarter of 2021, in connection with the Pfenex CVR fair value evaluation, we also evaluated the related indefinite-lived contractual relationship intangible for recoverability and concluded there was no impairment.

Other than the above mentioned triggering event, there were no other triggering events identified and no indication of impairment of our goodwill, indefinite-lived intangible assets, or long-lived assets during the three and six months ended June 30, 2021.

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

The following summary presents our unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2020 as if the Pfenex acquisition had occurred on January 1, 2020, which gives effect to certain transaction accounting adjustments, including amortization of acquired intangibles and share based compensation expense for retained Pfenex employees. The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisition been consummated as of the date indicated, nor is it necessarily indicative of future operating results (in thousands, except per share amounts):

	Three months ended June 30, 2020	Six months ended June 30, 2020
Revenue	$42,201	$76,044
Net income (loss)	$7,435	$(30,505)
Net income (loss) per common share:
Basic	$0.46	$(1.87)
Diluted	$0.45	$(1.87)

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

Accordingly, we accounted for this transaction as an asset acquisition. Of the $5.1 million consideration transferred, we recognized (1) $0.05 million of tangible assets acquired, and (2) $5.0 million of core completed technology intangibles acquired. The core technology is being amortized on a straight-line basis over the estimated useful life of 10 years. We account for the CVRs in accordance with ASC 450, Contingencies, when the contingency is resolved and the liability becomes payable. None of the CVRs are recognized as of June 30, 2021.

xCella Acquisition

On September 8, 2020, we acquired xCella, an antibody discovery company. We paid $7.1 million in cash (including a $0.5 million holdback to satisfy indemnification obligations which will be settled by September 2021), and issued earnout rights for up to $5.0 million tied to our use of the xCella technology for partnered research and development and for up to $25.75 million as a 25% share of any future milestone payments we received under a certain existing xCella partner arrangement. We evaluated this acquisition in accordance with ASC 805, Business Combinations, to discern whether the assets and operations of xCella met the definition of a business. We concluded that substantially all of the fair value of the gross assets acquired is concentrated in the acquired core technology. Accordingly, we accounted for this transaction as an asset acquisition. Of the $7.1 million consideration transferred, we recognized (1) $0.2 million of tangible assets acquired, (2) $(0.1) million of liabilities assumed, (3) $7.8 million of core completed technology acquired, and (4) $(0.8) million of deferred tax liability. The core technology is being amortized on a straight-line basis over the estimated useful life of 15 years. We account for the earnout rights in accordance with ASC 450, Contingencies, when the contingency is resolved and the liability becomes payable. None of the earnout rights are recognized as of the acquisition date. During the three months ended June 30, 2021, no contingencies were resolved during the period. During the six months ended June 30, 2021, we recognized $0.2 million in earnout rights when certain contingencies were resolved during the period.

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

The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $248.48. As of June 30, 2021, the “if-converted value” did not exceed the principal amount of the 2023 Notes. In connection with the issuance of the 2023 Notes, we incurred $16.9 million of issuance costs, which primarily consisted of underwriting, legal and other professional fees. The portion of these costs allocated to the liability component totaling $13.7 million is amortized to interest expense using the effective interest method over the five year expected life of the 2023 Notes. It is our intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion.

During the six months ended June 30, 2021, we repurchased $149.6 million in principal of the 2023 Notes for $153.7 million in cash, including accrued interest of $0.3 million. We accounted for the repurchase as a debt extinguishment, which resulted in (1) a loss of $7.2 million reflected in other income (expense), net, in our condensed consolidated statement of operations for the six months ended June 30, 2021, (2) a $13.5 million reduction in debt discount, and (3) a $10.2 million reduction to additional paid in capital, net of tax, related to the reacquisition of the equity component in our condensed consolidated balance sheet as of June 30, 2021.

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

The following table summarizes information about the 2023 Notes (in thousands):

	June 30, 2021	December 31, 2020
Principal amount of the 2023 Notes outstanding	$345,729	$495,280
Unamortized discount (including unamortized debt issuance cost)	(30,411)	(52,987)
Total long-term portion of notes payable	$315,318	$442,293

Carrying value of equity component of the 2023 Notes	$27,776	$48,397
Fair value of the 2023 Notes outstanding (Level 2)	$341,687	$466,053

5. Income Tax

Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three and six months ended June 30, 2021 was 7.7% and (25.0)%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2021 was significantly impacted by tax benefits related to (1) a $34.1 million Pfenex CVR adjustment recorded during the second quarter of 2021 due to the lower probability of achieving the specific development and regulatory milestone by December 31, 2021 as defined by the Pfenex CVR, and (2) net excess tax windfalls from share-based compensation resulting from increased stock option exercise activity, stock award vesting and appreciation of our stock price during the period. The effective tax rate for the three and six months ended June 30, 2020 was 21.5% and 10.9%, respectively. The variances from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2020 were primarily attributable to the mix of earnings in the jurisdictions with lower statutory rates than the U.S. offset by tax deductions related to stock award activities and tax deductions related to foreign derived intangible income tax credits.

6. Stockholders’ Equity

We grant options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 9, Stockholders’ Equity, of the Notes to Consolidated Financial Statements in our 2020 Annual Report.

The following is a summary of our stock option and restricted stock activity and related information:

	Stock Options		Restricted Stock Awards
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2020	2,561,822	$85.59	206,202	$106.88
Granted	318,381	$164.30	158,456	$171.44
Options exercised/RSUs vested	(533,451)	$52.00	(95,607)	$126.49
Forfeited	(83,489)	$106.98	(6,790)	$126.23
Balance as of June 30, 2021	2,263,263	$103.79	262,261	$138.23

As of June 30, 2021, outstanding options to purchase 1.3 million shares were exercisable with a weighted average exercise price per share of $91.50.

Employee Stock Purchase Plan

The price at which common stock is purchased under the Amended Employee Stock Purchase Plan, or ESPP, is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of June 30, 2021, 46,866 shares were available for future purchases under the ESPP.

Share Repurchases

We did not have any share repurchases during the six months ended June 30, 2021.

On September 11, 2019, our Board of Directors approved a stock repurchase program authorizing, but not obligating, the repurchase of up to $500.0 million of our common stock from time to time over the next three years. We expect to acquire shares primarily through open-market transactions and may enter into Rule 10b5-1 trading plans, to facilitate open-market repurchases. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Authorization to repurchase $248.8 million of our common stock remained available as of June 30, 2021.

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

On April 9, 2019, CyDex, our wholly-owned subsidiary, received a Paragraph IV certification Notice Letter from Alembic Global Holdings SA (“Alembic”) stating that Alembic had submitted an ANDA to the FDA, seeking approval to manufacture, offer to sell, and sell a generic version of EVOMELA® prior to the expiration of any of the ’077 patent; the ’088 patent, the ’582 patent, or U.S. Patent No. 10,040,872 (“the ’872 patent”), and alleging that these patents, each of which relates to Captisol, are invalid, unenforceable, and/or would not be infringed by Alembic’s ANDA product. On May 23, 2019, CyDex filed a complaint against Alembic, Alembic Pharmaceuticals, Ltd., and Alembic Pharmaceuticals, Inc. in the U.S. District Court for the District of Delaware, asserting that the filing of Alembic’s ANDA constitutes infringement of each of the ’088 patent and the ’582 patent. The parties entered into a settlement agreement on June 1, 2021 and the lawsuit has been dismissed.

On September 16, 2019, CyDex received a Paragraph IV certification Notice Letter from Lupin Ltd. (“Lupin”) stating that Lupin had submitted an ANDA to the FDA, seeking approval to manufacture, offer to sell, and sell a generic version of EVOMELA® prior to the expiration of any of the ’077 patent; the ’088 patent, the ’582 patent, or the ’872 patent, and alleging that these patents, each of which relates to Captisol, are invalid, unenforceable, and/or would not be infringed by Lupin’s ANDA product. CyDex filed a complaint on October 29, 2019, alleging patent infringement against Lupin. Lupin filed an answer on December 11, 2019 and counterclaimed for declaratory judgments of invalidity and non-infringement as to all four patents and CyDex filed its answer to Lupin’s counterclaims on January 2, 2020. The parties entered into a settlement agreement on April 26, 2021 and the lawsuit has been dismissed.

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

In May and August of 2019, Pfenex Inc., which was acquired by us in October 2020, filed three petitions (IPR2019- 01027, IPR2019-01028 and IPR2019-01478) for inter partes review of U.S. Patent No. 9,422,345 (“the ‘345 patent,” entitled “Expression System”), which is owned by GlaxoSmithKline Biologicals S.A. (“GSK”), with the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office. In November 2019 and February 2020, the Board instituted trial on invalidity grounds in IPR2019-01028, but exercised its discretion not to institute trial on IPR2019-01027 or IPR2019-01478. In May 2020, GSK filed two petitions (IPR2020-00890 and IPR2020-00962) for inter partes review of U.S. Patent No. 8,530,171 (“the ‘171 patent,” entitled “High Level Expression of Recombinant Toxin Proteins”), which is owned by Pfenex, with the PTAB of the U.S. Patent and Trademark Office. On June 29, 2020, GSK filed a motion to withdraw IPR2020-00890, which was granted on August 28, 2020. In October 2020, Pfenex and GSK executed a confidential settlement agreement agreeing to terminate the proceedings before the PTAB resolving these issues. Pfenex and GSK filed a joint motion to terminate IPR2019-01028 and IPR2020-00962 on October 30, 2020, and an amended joint motion to terminate on November 4, 2020. A decision granting the parties’ joint motion to terminate in IPR2019-01028 was issued on November 12, 2020. The PTAB subsequently granted the parties’ joint motion to terminate in IPR2020-00962 on December 30, 2020.

On January 12, 2021, Abvivo submitted a JAMS arbitration demand naming the Company as respondent. Abvivo claimed that the Company was in violation of the assignment provision of that certain Commercial Platform License and Services Agreement (“CPLSA”), dated October 9, 2019, by and among OMT and Crystal, on the one hand, and Abvivo, on the other hand because the Company allegedly withheld its consent to a proposed assignment required for Abvivo to negotiate a discovery and development alliance with certain third parties. On January 26, 2021, we submitted a response to the demand, denying all claims and alleging counterclaims against Abvivo and Brian Lundstrom, a Company employee and the sole owner of Abvivo. We alleged that Mr. Lundstrom breached his fiduciary duty of loyalty to the Company and that Abvivo and Mr. Lundstrom fraudulently induced the Company, OMT and Crystal into certain business transactions and contracts. Abvivo and Mr. Lundstrom’s response to these counterclaims was due on February 9, 2021, but they did not submit a response. Under JAMS rules, the counterclaims were deemed denied. On February 22, 2021, Abvivo submitted documents to JAMS which indicated that it sought to dismiss its claim without prejudice. On February 25, 2021, we submitted additional counterclaims against Abvivo and Mr. Lundstrom. These counterclaims alleged that Abvivo and Mr. Lundstrom made false promises regarding the CPLSA, Abvivo’s breach of and failure to perform under the CPLSA, and Abvivo’s infringement of certain Ligand trademarks. On March 11, 2021, Abvivo and Mr. Lundstrom submitted an answer to our amended counterclaims denying all of the claims and asserting various affirmative defenses. On June 21, 2021, the parties executed a confidential settlement agreement that settled all claims in this arbitration. On June 29, 2021, the parties jointly submitted to JAMS a dismissal with prejudice of all claims by all parties in the arbitration.

CyDex and Baxter Healthcare Corp. (“Baxter”) are parties to a license agreement relating to Ligand’s Captisol technology and, more specifically, relating to Captisol-enabled Nexterone (amiodarone HCl premixed injection). Baxter contends that it has overpaid royalties for several years, and seeks both refunds of those overpayment and a reduced royalty going forward. CyDex contends that Baxter has not paid the royalties due to CyDex under the terms of the license agreement. On April 6, 2021, Baxter initiated an arbitration with the American Arbitration Association pursuant to the arbitration provision of the license agreement. On April 21, 2021, CyDex filed an Answering Statement and Counterdemand. On May 5, 2021, Baxter filed an Answering Statement in response to CyDex’s Counterdemand. On June 30, 2021, the parties’ held a Preliminary Hearing before the arbitrator. The arbitration is in its early stages.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Part II, Item 1A. Risk Factors. This outlook represents our current judgment on the future direction of our business. These statements include those related to our Captisol-related revenues and manufacturing capacity, our Kyprolis and other product royalty revenues, the impact of COVID-19, product returns, and product development. Actual events or results may differ materially from our expectations. For example, there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s), that we will be able to retain our key employees or that we will be able to enter into any strategic partnerships or other transactions. We cannot assure you that we will receive expected Kyprolis, Captisol and other product revenues to support our ongoing business or that our internal or partnered pipeline products will progress in their development, gain marketing approval or achieve success in the market. In addition, ongoing or future arbitration, litigation or disputes with third parties may have a material adverse effect on us. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to make any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

We use our trademarks, trade names and services marks in this report as well as trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, trademarks and trade names referred to in this report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or that the applicable owner will not assert its rights, to these trade marks and trade names.

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

Impact of COVID-19 Pandemic

Please see Impact of COVID-19 Pandemic described in Item 1. Condensed Consolidated Financial Statements - Note 1, Basis of Presentation and Summary of Significant Accounting Policies. For additional information on the various risks posed by the COVID-19 pandemic, please read Item 1A. "Risk Factors" included in this report and in our 2020 Annual Report.

Portfolio Program Updates

OmniAb® Platform Updates

OmniAb is our industry-leading, AI- and BI- (Biological Intelligence) powered multi-species antibody platform for the discovery of mono and bispecific therapeutic human antibodies. As of June 30, 2021, 19 different OmniAb-derived antibodies have been studied in approximately 77 active or completed clinical trials. We expect the first regulatory approvals for OmniAb-derived antibodies in 2021.

Arcus Biosciences announced initial efficacy and safety from one of the cohorts in ARC-6, a randomized Phase 1b/2 platform study evaluating the combination of etrumadenant (dual adenosine A2a/A2b receptor antagonist) plus zimberelimab (an OmniAb-derived, anti-PD1 antibody) and docetaxel in people with taxane-naïve metastatic castration-resistant prostate cancer. Arcus also announced encouraging clinical results from an interim analysis of the Phase 2 ARC-7 study evaluating the safety and efficacy of anti-TIGIT mAb domvanalimab-based combinations with or without zimberelimab as a first-line treatment of PDL1-high non-small cell lung cancer (NSCLC). The zimberelimab monotherapy arm showed activity similar to that of marketed anti-PD-1 antibodies studied by other companies in this setting.

Janssen provided an update on their Phase 1 trial results for teclistamab in heavily pretreated patients with multiple myeloma suggesting deep and durable responses, and also announced FDA Breakthrough Therapy Designation for teclistamab for the treatment of relapsed or refractory multiple myeloma. Teclistamab is an OmniAb-derived bispecific antibody targeting BCMA and CD3.

CStone Pharmaceuticals announced OmniAb-derived anti-PD-L1 antibody sugemalimab met its primary endpoint in the first-in-class registrational clinical trial for Stage III NSCLC and plans to submit a New Drug Application in China for this expanded indication.

Aptevo Therapeutics announced positive Phase 1 clinical data for APVO436 from the dose-escalation portion of their Phase 1 trial in adults with relapsed acute myeloid leukemia, and initiation of the expansion phase of the study using the recommended dose identified in Part 1. APVO436 is an OmniAb-derived bispecific antibody targeting CD123 and CD3 for the potential treatment of hematological malignancies.

Harbour BioMed reported positive topline results for the Phase 2 proof-of-concept trial of batoclimab, a novel anti-FcRn antibody, in Chinese patients with generalized myasthenia gravis. Harbor BioMed plans to initiate a Phase 3 study in this indication in the second half of 2021.

During the second quarter of 2021,we entered into OmniAb licensing agreements with GenScript Biotech and ImmuNext.

Pelican Platform Updates

The Pelican Expression Technology™ is our proprietary Pseudomonas fluorescens protein expression technology that has major collaborations with Jazz Pharmaceuticals, Merck, Serum Institute of India and Alvogen, each of which has potential to contribute meaningfully to our royalty revenue. In addition, large pharma and small biotech partners continue to expand their use of our PeliCRM™ (CRM197), a non-toxic mutant diphtheria toxin vaccine carrier protein produced using Pelican Expression Technology, adding to near-term revenue.

Jazz Pharmaceuticals recently received FDA approval for Rylaze™, formerly JZP458, for the treatment of acute lymphoblastic leukemia (ALL) or lymphoblastic lymphoma (LBL). Rylaze is a recombinant Erwinia asparaginase used as a component of a multi-agent chemotherapeutic regimen for the treatment of pediatric and adult patients with ALL or LBL who are hypersensitive to E. coli-derived asparaginase products. In July, Jazz launched Rylaze and announced that the National Comprehensive Cancer Network® (NCCN) added Rylaze to the Clinical Practice Guidelines in Oncology (NCCN Guidelines®) for ALL in pediatric and adult patients.

Merck received FDA approval for VAXNEUVANCE™, formerly V114, for the prevention of pneumococcal disease in adults. VAXNEUVANCE is a 15-valent pneumococcal vaccine utilizing our CRM197 vaccine carrier protein produced using the Pelican Expression Technology platform. Additionally, Merck announced positive results from initial Phase 3 pediatric clinical trials for VAXNEUVANCE in pneumococcal disease. CRM197, produced by the Pelican Expression Technology™, is also used by Merck in its investigational vaccine candidates, including V116.

Other Business Updates

BeiGene received approval in China of Kyprolis (carfilzomib) in combination with dexamethasone for adult patients with relapsed or refractory multiple myeloma who have received at least two prior therapies, including a proteasome inhibitor and an immunomodulatory agent. This is the first approval of Kyprolis in China. BeiGene licensed Kyprolis in 2019 for commercialization and development in China under a strategic collaboration with Amgen.

Roche and Ligand expanded an existing collaboration agreement utilizing the Icagen Ion Channel Technology platform to a third program for the development and commercialization of small molecule ion channel modulators for the treatment of neurological diseases. Roche made an upfront cash payment to us and will also provide research funding. In addition, we are eligible to receive up to $274 million in research, development and commercial milestone payments, as well as royalties on net sales should a drug from the collaboration be commercialized.

Travere Therapeutics announced completion of enrollment in the pivotal Phase 3 PROTECT clinical trial to evaluate the long-term nephroprotective potential of sparsentan in IgA nephropathy. Travere anticipates topline interim efficacy data in the third quarter of 2021. In May 2021, Travere announced that the FDA indicated the available data from the interim assessment in the pivotal, Phase 3 DUPLEX study in focal segmental glomerulosclerosis would not be adequate to support an accelerated approval at this time. The FDA indicated an application for accelerated approval may be possible after additional eGFR data accrue in the first-half of 2022.

Novan announced positive topline results from the pivotal Phase 3 B-SIMPLE5 trial of SB206, a topical antiviral gel, for the treatment of molluscum contagiosum. The clinical trial achieved statistical significance (p<0.0001) for the primary endpoint of complete clearance of all lesions at Week 12, and statistical significance for all secondary endpoints including proportion achieving a lesion count of 0 or 1 at Week 12, proportion achieving ≥90% clearance of lesions at Week 12 and complete clearances of all lesions at Week 8. Novan intends to submit an NDA by the third quarter of 2022.

Sermonix Pharmaceuticals announced complete enrollment in its Phase 2 clinical trial studying lasofoxifene in combination with Eli Lilly’s FDA-approved CDK 4 and 6 inhibitor abemaciclib to treat ESR1-mutated metastatic breast and gynecological cancers. Lasofoxifene is an investigational, nonsteroidal selective estrogen receptor modulator. Sermonix expects initial data from the trial to be available in the first half of 2022.

Results of Operations

Revenue

(Dollars in thousands)	Q2 2021	Q2 2020	Change	% Change	YTD 2021	YTD 2020	Change	% Change
Royalties	$8,616	$7,181	$1,435	20%	$15,728	$13,746	$1,982	14%
Captisol	62,509	24,468	38,041	155%	93,781	45,577	48,204	106%
Contract revenue	13,550	9,771	3,779	39%	30,316	15,258	15,058	99%
Total revenue	$84,675	$41,420	$43,255	104%	$139,825	$74,581	$65,244	87%

Royalty revenue is a function of our partners’ product sales and the applicable royalty rate. Kyprolis royalty rates are under a tiered royalty rate structure with the highest tier being 3.0%. Evomela has a fixed royalty rate of 20%. Contract revenue includes service revenue, license fees and development, regulatory and sales based milestone payments.

The following table represents royalty revenue by program:

(in millions)	Q2 2021 Estimated Partner Product Sales	Effective Royalty Rate	Q2 2021 Royalty Revenue	Q2 2020 Partner Product Sales	Effective Royalty Rate	Q2 2020 Royalty Revenue
Kyprolis	$266.5	2.0%	$5.4	$269.1	2.0%	$5.5
Evomela	11.0	20.0%	2.2	6.0	20.0%	1.2
Other	41.3	2.4%	1.0	40.8	1.2%	0.5
Total	$318.8		$8.6	$315.9		$7.2

(in millions)	YTD 2021 Estimated Partner Product Sales	Effective Royalty Rate	YTD 2021 Royalty Revenue	YTD 2020 Partner Product Sales	Effective Royalty Rate	YTD 2020 Royalty Revenue
Kyprolis	$527.1	1.8%	$9.7	$555.1	1.8%	$9.9
Evomela	22.2	20.0%	4.5	13.9	20.0%	2.8
Other	68.4	2.2%	1.5	86.6	1.3%	1.1
Total	$617.7		$15.7	$655.6		$13.7

Q2 2021 vs. Q2 2020

Total revenue increased by $43.3 million, or 104%, to $84.7 million in Q2 2021 compared to $41.4 million in Q2 2020 primarily reflecting higher sales of Captisol for use in the manufacturing of remdesivir. Contract revenue increased in Q2 2021 compared to Q1 2020, with the increase primarily attributable to (1) the timing of partner milestone events and (2) the additional contract revenue of $5.2 million from our Pelican Expression Technology, acquired in October 2020.

YTD 2021 vs. YTD 2020

Total revenue increased by $65.2 million, or 87%, to $139.8 million in YTD 2021 compared to $74.6 million in the same period last year primarily reflecting higher sales of Captisol for use in the manufacturing of remdesivir. Contract revenue increased in the first half of 2021 compared to the same period last year, with the increase primarily attributable to (1) the timing of partner milestone events and (2) the additional contract revenue of $8.0 million and $8.5 million from the acquisitions of Icagen in April 2020 and Pfenex in October 2020, respectively.

Operating Costs and Expenses

(Dollars in thousands)	Q2 2021	% of Revenue	Q2 2020	% of Revenue	YTD 2021	% of Revenue	YTD 2020	% of Revenue
Cost of Captisol	$30,593		$7,644		$38,746		$12,327
Amortization of intangibles	11,779		3,875		23,565		7,410
Research and development	15,953		12,732		33,832		24,623
General and administrative	14,711		10,069		27,028		19,333
Other operating income	(34,100)		—		(33,800)		—
Total operating costs and expenses	$38,936	46%	$34,320	83%	$89,371	64%	$63,693	85%

Q2 2021 vs. Q2 2020

Total operating costs and expenses during Q2 2021 increased by $4.6 million, or 13%, compared to Q2 2020 primarily due to additional operating costs attributable to Pfenex, which we acquired on October 1, 2020, as well as an increase in Captisol sales for the current period. The increase was partially offset by a $34.1 million non-cash valuation adjustment recorded in the second quarter of 2021 to reduce the Pfenex CVR liability. See additional information on the Pfenex CVR liability in Note 2, Fair Value Measurements.

Cost of Captisol increased primarily due to higher Captisol sales during Q2 2021 compared to Q2 2020. Cost of Captisol as a percentage of Captisol revenue was 49% in Q2 2021 compared to 31% in Q2 2020, with the increase primarily due to the significant sales to the Gilead consortium partners in India who had sales prices lower than other customers during Q2 2021.

Amortization of intangibles increased in Q2 2021 compared to the same period in 2020 primarily due to the amortization of contractual relationships and technologies acquired from Pfenex in October 2020.

At any one time, we are working on multiple programs. As such, we generally do not track our R&D expenses on a specific program basis. Our R&D expenses increased year over year in Q2 2021 due to the $4.2 million costs associated with our Pfenex acquisition, which primarily consisted of salaries and lab costs.

General and administrative expenses increased in Q2 2021 compared to the same period in 2020 primarily due to the additional expenses from the Pfenex acquisition as well as increased share-based compensation expense.

Other operating income in Q2 2021 included a $34.1 million non-cash valuation adjustment to reduce the Pfenex CVR liability. The decrease in Pfenex CVR liability is due to an expected lower probability of achieving the required milestone under the Pfenex CVR Agreement, which provides for payment to Pfenex CVR holders upon notice from the FDA that teriparatide injection receives an “A” therapeutic equivalence designation relative to the listed drug, FORTEO, by December 31, 2021. Based on feedback from the FDA, our commercial partner, Alvogen, will perform and submit to the FDA the results from an assessment to address concerns relating to potential innate immunogenicity, reducing the probability of achieving the milestone by December 31, 2021. There were no items recorded in other operating income in Q2 2020.

YTD 2021 vs. YTD 2020

Total operating costs and expenses during YTD 2021 increased by $25.7 million, or 40%, compared to YTD 2020 primarily due to additional operating costs attributable to Icagen and Pfenex, as well as higher Captisol sales during YTD 2021. The increases were partially offset a $34.1 million non-cash valuation adjustment to reduce the Pfenex CVR liability. See additional disclosure on the Pfenex CVR liability in Note 2, Fair Value Measurements.

Cost of Captisol increased primarily due to higher Captisol sales during YTD 2021 compared to YTD 2020. Cost of Captisol as a percentage of Captisol revenue was 41% in YTD 2021 compared to 27% in YTD 2020, with the increase primarily due to the significant sales to the Gilead consortium partners in India who had sales prices lower than other customers during Q2 2021.

Amortization of intangibles increased in YTD 2021 compared to the same period in 2020 primarily due to the amortization of contractual relationships and technologies acquired from Icagen in April 2020 and Pfenex in October 2020.

At any one time, we are working on multiple programs. As such, we generally do not track our R&D expenses on a specific program basis. Our R&D expenses increased year over year in YTD 2021 due to the $9.2 million costs associated with our Pfenex acquisition, which primarily consisted of salaries and lab costs.

General and administrative expenses increased in YTD 2021 compared to the same period in 2020 primarily due to the additional expenses from the Pfenex and Icagen acquisitions as well as increased share-based compensation expense.

Other operating income in YTD 2021 primarily included a $34.1 million non-cash valuation adjustment to reduce the Pfenex CVR liability during Q2 2021 as mentioned above. There were no items recorded in other operating income in YTD 2020.

Other Income (Expense)

(Dollars in thousands)	Q2 2021	Q2 2020	Change	YTD 2021	YTD 2020	Change
Gain (loss) from short-term investments	$(6,864)	$23,460	$(30,324)	$6,197	$(7,281)	$13,478
Interest income	233	1,969	(1,736)	529	6,699	(6,170)
Interest expense	(4,883)	(6,213)	1,330	(10,714)	(14,761)	4,047
Other income (expense), net	(924)	1,803	(2,727)	(7,401)	2,159	(9,560)
Total other income (expense), net	$(12,438)	$21,019	$(33,457)	$(11,389)	$(13,184)	$1,795

Q2 2021 vs. Q2 2020

The fluctuation in the gain (loss) from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock and warrants (an unrealized loss of $8.3 million in Q2 2021 as compared to an unrealized gain of $23.5 million in Q2 2020).

Interest income consists primarily of interest earned on our short-term investments. The decrease over the prior period was due to the decrease in our short-term investment balance.

Interest expense includes the 0.75% coupon cash interest expense in addition to the non-cash accretion of discount (including the amortization of debt issuance cost) on our 2023 Notes for the three months ended June 30, 2021. The decrease was primarily due to lower average debt outstanding balance during Q2 2021 as compared to Q2 2020. In Q2 2021, we repurchased $45.1 million in principal of the 2023 Notes for $44.6 million in cash, including accrued interest of $0.03 million. See Note 4, Convertible Senior Notes.
Other income (expense), net, in Q2 2021 included a $2.3 million loss on debt extinguishment in connection with the 2023 Notes repurchase during the three months ended June 30, 2021.

YTD 2021 vs. YTD 2020

The fluctuation in the gain (loss) from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock and warrants (an unrealized gain of $0.9 million in YTD 2021 as compared to an unrealized loss of $6.2 million in YTD 2020).

Interest income consists primarily of interest earned on our short-term investments. The decrease over the prior period was due to the decrease in our short-term investment balance.

Interest expense includes the 0.75% coupon cash interest expense in addition to the non-cash accretion of discount (including the amortization of debt issuance cost) on our 2023 Notes for the six months ended June 30, 2021. The decrease was primarily due to lower average debt outstanding balance during YTD 2021 as compared to YTD 2020. During YTD 2021, we repurchased $149.6 million in principal of the 2023 Notes for $153.7 million in cash, including accrued interest of $0.3 million. See Note 4, Convertible Senior Notes.
Other income (expense), net, in YTD 2021 included a $7.2 million loss on debt extinguishment in connection with the 2023 Notes repurchase during the six months ended June 30, 2021.

Income Tax Benefit (Expense)

(Dollars in thousands)	Q2 2021	Q2 2020	Change	YTD 2021	YTD 2020	Change
Income (loss) before income taxes	$33,301	$28,119	$5,182	$39,065	$(2,296)	$41,361
Income tax benefit (expense)	(2,576)	(6,033)	3,457	9,766	251	9,515
Income (loss) from operations	$30,725	$22,086	$8,639	$48,831	$(2,045)	$50,876
Effective tax rate	7.7%	21.5%		(25.0)%	10.9%

We compute our income tax provision by applying the estimated annual effective tax rate to income from operations and adding the effects of any discrete income tax items specific to the period. The effective tax rate for the three and six months ended June 30, 2021 was 7.7% and (25.0)%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2021 was significantly impacted by tax benefits related to (1) a $34.1 million Pfenex CVR adjustment recorded during the second quarter of 2021 due to the lower probability of achieving the specific development and regulatory milestone by December 31, 2021 as defined by the Pfenex CVR, and (2) net excess tax windfalls from share-based compensation resulting from increased stock option exercise activity, stock award vesting and appreciation of our stock price during the period. The effective tax rate for the three and six months ended June 30, 2020 was 21.5% and 10.9%, respectively. The variances from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2020 were primarily attributable to the mix of earnings in the jurisdictions with lower statutory rates than the U.S. offset by tax deductions related to stock award activities and tax deductions related to foreign derived intangible income tax credits.

Liquidity and Capital Resources

As of June 30, 2021, our cash, cash equivalents, and short-term investments totaled $301.8 million, which decreased by $109.4 million from the end of last year due to factors described in the Cash Flow Summary below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and short-term investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.

Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. Our short-term investments include U.S. government debt securities, investment-grade corporate debt securities, mutual funds and certificates of deposit. We have established guidelines relative to diversification and maturities of our investments in order to provide both safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Additionally, we own certain securities which are classified as short-term investments that we received as a result of a milestone and an upfront license payment as well as 6.7 million shares of common stock in Viking.

In May 2018, we issued an aggregate principal amount of $750.0 million of the 2023 Notes. In conjunction of the 2023 Notes offering, we used a portion of the proceeds from such issuance totaling $49.7 million to repurchase 260,000 shares of our common stock. During the six months ended June 30, 2021, we repurchased $149.6 million in principal of the 2023 Notes for $153.7 million in cash, including accrued interest of $0.3 million. After the repurchases, $345.7 million in principal amount of the 2023 Notes remain outstanding. We may continue to use cash on hand to repurchase additional 2023 Notes through open-market transactions, including through Rule 10b5-1 trading plan to facilitate open-market repurchases, or otherwise, from time to time. The timing and amount of repurchase transactions will be determined by management based on the evaluation of market conditions, trading price of the 2023 Notes, legal requirements and other factors. The 2023 Notes were not convertible as of June 30, 2021. It is our intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. See Note 4, Convertible Senior Notes.

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

As of June 30, 2021, we had $14.8 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.

Leases and Off-Balance Sheet Arrangements

We lease our office facilities under operating lease arrangements with varying terms through September 2026. In addition, we signed our new Emeryville office lease in June 2021 as discussed below under the "Contractual Obligations" section. The lease agreements provide for increases in annual rents based on changes in the Consumer Price Index or fixed percentage increases between 3.0% to 4.0%. We had no off-balance sheet arrangements at June 30, 2021 and December 31, 2020.

Cash Flow Summary

(Dollars in thousands)	YTD 2021	YTD 2020
Net cash provided by (used in):
Operating activities	$31,131	$41,304
Investing activities	$84,453	$281,779
Financing activities	$(141,540)	$(279,310)

During the six months ended June 30, 2021, we repurchased $149.6 million in principal of the 2023 Notes for $153.7 million in cash, including accrued interest of $0.3 million. During the six months ended June 30, 2020, we repurchased $234.4 million in principal of the 2023 Notes for $203.8 million in cash, including accrued interest of $0.6 million, used $73.3 million to repurchase our common stock, and paid $15.1 million in cash for the Icagen acquisition.

Contractual Obligations

There have been no material changes outside the ordinary course of business to the Contractual Obligations table set forth in our 2020 Annual Report, other than our operating lease obligation will increase by approximately $22 million (undiscounted cash outflow) in connection with our new Emeryville office lease signed in June 2021 with projected commencement dates of July 2021 for the first phase of occupancy and April 2022 for the second phase over the next 10 year term.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no substantial changes to our market risks in the three and six months ended June 30, 2021, when compared to the disclosures in Item 7A of our 2020 Annual Report.

Item 4.    Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2021 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Revenues from sales of Captisol material to our collaborative partners, including Amgen, Gilead and the Gilead consortium, represent a significant portion of our current revenues. Any setback that may occur with respect to Captisol could significantly impair our operating results and/or reduce the market price of our stock. Setbacks for Captisol could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the products using Captisol. In addition, revenue from Captisol sales related to remdesivir may not continue or materially increase due to a number of factors, including: if Gilead successfully develops or manufactures an alternative formulation of remdesivir that does not incorporate Captisol or uses less Captisol in such formulation; if remdesivir is later shown to not be effective or safe for the treatment of COVID-19; the FDA revises or revokes its approval of remdesivir; if alternative therapies or vaccines are approved; or the risk of COVID-19 infection significantly diminishes, in which case the commercial opportunity could be materially and adversely affected. For example, Gilead has announced plans to develop an inhaled dosage form of remdesivir that uses less Captisol than the current formulation and expects result from an ongoing proof-of-concept study later this year.

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

We obtain Captisol from Hovione, our third party manufacturer, primarily at their facilities in Ireland and Portugal. If Hovione were to cease to be able, for any reason, to supply Captisol to us in the amounts we require, or decline to supply Captisol to us, we would be required to seek an alternative source, which could potentially take a considerable length of time and impact our revenue and customer relationships. In the event of a Captisol supply interruption, we are permitted to designate and, with Hovione’s assistance, qualify one or more alternate suppliers, although there is no assurance that we could do so timely or at an acceptable cost, if at all. In addition to manufacturing at Hovione’s facilities in Ireland and Portugal, we have now added final step processing capacity for Captisol in both the United States and England.

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

We currently depend on our arrangements with our partners and licensees to sell products using our Captisol technology. These agreements generally provide that our partners may terminate the agreements at will. If our partners discontinue sales of products using Captisol, fail to obtain regulatory approval for products using Captisol, fail to satisfy their obligations under their agreements with us, choose to utilize a competing product, or if we are unable to establish new licensing and marketing relationships, our financial results and growth prospects would be materially affected. Furthermore, we maintain significant accounts receivable balances with certain customers purchasing Captisol materials, which may result in the concentration of credit risk. We generally do not require any collateral from our customers to secure payment of these accounts receivable. If any of our major customers were to default in the payment of their obligations to us, our business, operating results and cash flows could be adversely affected.

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

None of our collaboration partners using our OmniAb antibody platform have received approval from the FDA or similar regulatory agency to market a product discovered from our platform. In addition, only a subset of our collaboration partners’ product candidates have been tested in late stage clinical trials. If one of our OmniAb collaboration partners’ product candidates fails during preclinical studies or clinical trials, our other OmniAb collaboration partners may decide to abandon product candidates using antibodies generated from the OmniAb platform, whether or not such failure is attributable to the platform. OmniAb collaboration partners may terminate their programs without penalty. In addition, our OmniAb platform is covered by 167 patents worldwide (including 32 patents within the U.S. and 7 patents in the European Union) and are subject to the same risks as our patent portfolio discussed elsewhere in this report and our 2020 Annual Report, including the risk that our patents may infringe on third party patent rights or that our patents may be invalidated. As of a result of these factors, the future revenue generated from this platform may be materially lower than what we currently anticipate. Further, we face significant competition from other companies selling human antibody-generating rodents, especially mice which compete with our OmniMouse platform, including the VelocImmune mouse, the AlivaMab mouse, the Alloy mouse and the Kymouse. Many of our competitors have greater financial, technical and human resources than we do and may be better equipped to develop, manufacture and market competing antibody platforms. Our competitors may render our OmniAb antibody platform obsolete, or limit the commercial value of any product candidates developed using our platform, by advances in existing technological approaches or the development of new or different approaches, potentially eliminating the advantages that we believe our platform offers.

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

Several third-parties have challenged, and additional third parties may challenge, the patents covering our partner’s branded products, including Kyprolis and Evomela, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. We may from time to time become party to litigation or other proceedings as a result of Paragraph IV certifications. For example, as a result of the settlement of one such matter, Teva will be permitted to market a generic version of Evomela® in the United States on June 1, 2026 or earlier under certain circumstances. The terms of the settlement agreement are otherwise confidential. Also, as noted above, Amgen has settled patent litigation related to Kyprolis on confidential terms with several parties, but it has been publicly reported that the U.S. launch date for at least Breckenridge Pharmaceuticals’ applicable generic product will be “on a date that is held as confidential in 2027 or sooner, depending on certain occurrences”.

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

The occurrence of a catastrophic disaster could disrupt our business, damage our facilities beyond insurance limits or increase our costs and expenses.

We are vulnerable to damage and business disruptions from natural or man-made disasters, such as earthquakes, tornadoes, severe weather conditions, power loss, fire, floods and similar events, as well as from accidental loss or destruction. If any disaster were to occur, our ability to operate our business could be seriously impaired. We have property, liability, and business interruption insurance which may not be adequate to cover our losses resulting from disasters or other similar significant business interruptions, and we do not plan to purchase additional insurance to cover such losses due to the cost of obtaining such coverage. Any significant losses that are not recoverable under our insurance policies could seriously impair our business, financial condition and prospects. Our ability to obtain Captisol supply from our third-party manufactures could be disrupted if the operations of these manufacturers were affected by a natural or man-made disaster or other business interruption. In addition, we rely on our partners to generate most of our revenues through royalties, Captisol sales and development activities and any disruptions to their business as a result of such disasters could negatively impact our revenues.

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
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Stockholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.*

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 3, 2021	By:	/s/ Matthew Korenberg
Matthew Korenberg
Executive Vice President, Finance and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer