Form 10-K
period 2021-12-31
LIGAND PHARMACEUTICALS INC
filed 2022-02-28
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates was approximately $1.8 billion based on the last sales price of the Registrant’s Common Stock on the Nasdaq Global Market of the Nasdaq Stock Market LLC on June 30, 2021. For purposes of this calculation, shares of Common Stock held by directors, officers and 10% stockholders known to the Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of February 23, 2022, the Registrant had 16,852,650 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2021 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2021 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2019 Notes	$245.0 million aggregate principal amount of convertible senior unsecured notes due 2019
2023 Notes	$750.0 million aggregate principal amount of convertible senior unsecured notes due 2023
Ab Initio	Ab Initio Biotherapeutics, Inc.
Abvivo	Abvivo, LLC
Aldeyra	Aldeyra Therapeutics, Inc.
Amgen	Amgen, Inc.
ANDA	Abbreviated New Drug Application
API	Active pharmaceutical ingredient
Aptevo	Aptevo Therapeutics
Arcus	Arcus Biosciences, Inc.
ASC	Accounting Standards Codification
ASCO	American Society of Clinical Oncology
ASCT	Autologous Stem Cell Transplantation
ASU	Accounting Standards Update
Aurobindo	Aurobindo Pharma Ltd
Aziyo	Aziyo Med, LLC
Baxter	Baxter International, Inc.
BendaRx	BendaRx Corp.
Bexson Biomedical	Bexson Biomedical, Inc.
BLA	Biologics license application
CStone	CStone Pharmaceuticals (Suzhou) Co., Ltd.
CASI	CASI Pharmaceuticals, Inc.
CI-AKI	Contrast-induced acute kidney injury
Code of Conduct	Code of Conduct and Ethics Policy
CoM	Composition of Matter
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
Convertible Note	Senior Convertible Promissory Note
COPD	Chronic obstructive pulmonary disease
Cormatrix	Cormatrix Cardiovascular, Inc.
Corvus	Corvus Pharmaceuticals, Inc.
COSO	Committee of Sponsoring Organizations of the Treadway Commission
CRO	Contract Research Organization
Crystal	Crystal Bioscience, Inc.
Cumulus	Cumulus Oncology, Ltd.
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
Daiichi Sankyo	Daiichi Sankyo Company, Ltd.
Dianomi	Dianomi Therapeutics, Inc.
DMF	Drug Master File
ESG	Environmental, Social and Governance
Eisai	Eisai Inc.
Eli Lilly	Eli Lilly and Company
ECM	Extracellular matrix
EPA	Environmental Protection Agency
ESPP	Employee Stock Purchase Plan, as amended and restated

EU	European Union
Exelixis	Exelixis, Inc.
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FSGS	Focal segmental glomerulosclerosis
GAAP	Generally accepted accounting principles in the United States
Genagon	Genagon Therapeutics AB
GCSF	Granulocyte-colony stimulating factor
GigaGen	GigaGen, Inc.
Gilead	Gilead Sciences, Inc.
GPCR	G-protein coupled receptor
GRA	Glucagon receptor antagonist
HanAll	HanAll Biopharma Co., Ltd.
Harbour	Harbour BioMed Shanghai Co., Ltd.
HBV	Hepatitis B Virus
Hikma	Hikma Pharmaceuticals PLC
Hovione	Hovione FarmCiencia, S.A.
Icagen	Icagen, Inc.
IPR&D	In-Process Research and Development
IRS	Internal Revenue Service
IV	Intravenous
Immunovant	Immunovant Sciences GmbH
IND	Investigational New Drug
Jazz	Jazz Pharmaceuticals, Inc.
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
LTP	Liver targeting prodrug
Lundbeck	Lundbeck A/S
Marinus	Marinus Pharmaceuticals, Inc.
Melinta	Melinta Therapeutics, Inc.
Merck	Merck & Co., Inc.
Metabasis	Metabasis Therapeutics, Inc.
Millennium	Millennium Pharmaceuticals, Inc.
NASH	Non-alcoholic steatohepatitis
NDA	New Drug Application
NOLs	Net Operating Losses
Novan	Novan, Inc.
Novartis	Novartis AG
Nucorion	Nucorion Pharmaceuticals, Inc.
OMT	Open Monoclonal Technology, Inc.
Ono	Ono Pharmaceutical Co., Ltd.
Opthea	Opthea Limited
Orange Book	Publication identifying drug products approved by the FDA based on safety and effectiveness
Original Interest Purchase Agreement	Interest Purchase Agreement, dated May 3, 2016, between the Company and CorMatrix Cardiovascular, Inc.
Palvella	Palvella Therapeutics, Inc.
Par	Par Pharmaceutical, Inc.
Pfenex	Pfenex Inc.

Pfizer	Pfizer, Inc.
PFS	Progression-free Survival
Pharmacopeia	Pharmacopeia, Inc.
Phoenix Tissue	Phoenix Tissue Repair
PPD	Post-Partum Depression
PSU	Performance stock unit
R&D	Research and Development
Roivant	Roivant Sciences GMBH
RSU	Restricted stock unit
SAGE	Sage Therapeutics, Inc.
SARM	Selective Androgen Receptor Modulator
SEC	Securities and Exchange Commission
Sedor	Sedor Pharmaceuticals, Inc., or RODES, Inc.
Seelos	Seelos Therapeutics, Inc.
Selexis	Selexis, SA
Sermonix	Sermonix Pharmaceuticals, LLC
SII	Serum Institute of India
SQ Innovation	SQ Innovation, Inc.
Sunshine Lake Pharma	Sunshine Lake Pharma Co., Ltd.
Takeda	Takeda Pharmaceuticals Company Limited
Talem	Talem Therapeutics LLC
Taurus	Taurus Biosciences LLC
Tax Act	The Tax Cuts and Jobs Act
Teva	Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Industries Ltd. and Actavis, LLC
Travere	Travere Inc.
TR-Beta	Thyroid hormone receptor beta
Valanbio	Valanbio Therapeutics, Inc.
VDP	Vernalis Design Platform
VentiRx	VentiRx Pharmaceuticals, Inc.
Vernalis	Vernalis plc
Verona	Verona Pharma plc
Viking	Viking Therapeutics
WuXi	WuXi Biologics Ireland Limited
WuXi Agreement	The Platform License Agreement, dated March 23, 2015, by and between Ligand and WuXi, as amended
Xi'an Xintong	Xi'an Xintong Medicine Research
X-ALD	X-linked adrenoleukodystrophy
xCella Biosciences	xCella Biosciences, Inc.
Zydus Cadila	Zydus Cadila Healthcare, Ltd

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

Trademarks

Our trademarks, trade names and service marks referenced herein include Ligand®, 3 Species, 1 License®, Absolutely Omniab™, Advasep®, Animal Intelligence™, BEPro™, Biological Intelligence™, Bonsity®, Captisol®, CyDex®, Icagen®, LTP®, LTP Technology™, Naturally Optimized Human Antibodies®, OmniAb®, OmniChicken®, OmniClic®, OmniDab™, OmniDeep®, OmniFlic®, OmniMouse®, OmniRat®, OmniTaur™, Pelican Expression Technology™, PeliCRM™, Pfenex Expression Technology™, Picobodies™, Three Species, One License®, xCella Biosciences®, XPloration® and XRPro®, which are protected under applicable intellectual property laws and are our property. All other trademarks, trade names and service marks including Kyprolis®, Evomela®, Veklury®, Livogiva®, Zulresso®, Rylaze™, VAXNEUVANCE™, Pneumosil®, Minnebro®, Baxdela®, Carnexiv™, Conbriza®, Nexterone®, Noxafil® and Duavee®, are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to such trademarks, trade names and service marks. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of, us by the trademark or trade dress owners.

Item 1.	Business

Overview
We are a biopharmaceutical company focused on developing or acquiring technologies that help pharmaceutical companies discover and develop medicines. We employ research technologies such as antibody discovery technologies, ion channel discovery technology, Pseudomonas fluorescens protein expression technology, formulation science and liver targeted pro-drug technologies to assist companies in their work toward securing prescription drug and biologic approvals. We currently have partnerships and license agreements with over 140 pharmaceutical and biotechnology companies. Over 400 programs are in various stages of commercialization, development or research and are fully funded by our collaboration partners and licensees. We have contributed novel research and technologies for approved medicines that treat cancer, osteoporosis, fungal infections and postpartum depression, among others. Our collaboration partners and licensees have programs currently in clinical development targeting cancer, seizure, diabetes, cardiovascular disease, muscle wasting, liver disease, and kidney disease, among others. We have over 1,600 issued patents worldwide.
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
Our business model creates value for stockholders by providing a diversified portfolio of biotech and pharmaceutical product revenue streams that are supported by an efficient and low corporate cost structure. Our goal is to offer investors an opportunity to participate in the promise of the biotech industry in a profitable, diversified and lower-risk business, in contrast to a typical biotech company. Our business model is based on doing what we do best: drug discovery, early-stage drug development, product reformulation and partnering. We partner with other pharmaceutical companies to leverage what they do best (late-stage development, regulatory management and commercialization) to ultimately generate our revenue. We believe that focusing on discovery and early-stage drug development while benefiting from our partners’ development and commercialization expertise will reduce our internal expenses and allow us to have a larger number of drug candidates progress to later stages of drug development.
Our revenue consists of three primary elements: royalties from commercialized products, sales of Captisol material, and contract revenue from license, milestone and other service payments. In addition to discovering and developing our own proprietary drugs, we selectively pursue acquisitions to bring in new assets, pipelines, and technologies to aid in generating additional potential new revenue streams.

Impact of COVID-19 Pandemic
Please see impact of COVID-19 pandemic described in Item 8. Consolidated Financial Statements -Note 1, “Basis of Presentation and Summary of Significant Accounting Policies”. For additional information on the various risks posed by COVID-19 pandemic, please read Item 1A. Risk Factors included in this report.

Technologies
A variety of technology platforms that enable elements of drug discovery or development form the basis of our portfolio of fully-funded shots on goal. Platform technologies or individual drugs discovered by Ligand are related to a broad estate of intellectual property that includes over 1,600 patents issued worldwide.
OmniAb Technologies
The OmniAb platform creates and screens diverse antibody pools and is designed to quickly identify optimal antibodies for our partners’ drug development efforts. We harness the power of Biological Intelligence, which we built into our proprietary transgenic animals and paired with our high-throughput screening technologies, to enable the discovery of high-quality, fully-human antibody therapeutic candidates. We believe these antibodies are high quality because they are naturally optimized in our proprietary host systems for affinity, specificity, developability and functional performance. Our partners have access to these antibody therapeutic candidates that are based on unmatched biological diversity and optimized through integration across a full range of technologies, including antigen design, transgenic animals, deep screening and characterization. We provide our partners both integrated end-to-end capabilities and highly customizable offerings, which address critical industry challenges and provide optimized antibody discovery solutions.

As of December 31, 2021, OmniAb had 57 partners and over 250 active discovery programs, including 25 OmniAb-derived antibodies in clinical development and two approved products, including zimberelimab, which was approved in China for the treatment of recurrent or refractory classical Hodgkin’s lymphoma, and sugemalimab, which was approved in China for the first-line treatment of metastatic (stage IV) nonsmall cell lung cancer in combination with chemotherapy.
Pelican Expression Technology™ Platform
The Pelican Expression Technology platform is a robust, validated, cost-effective and scalable platform for recombinant protein production, and is especially well-suited for complex, large-scale protein production. Global manufacturers have demonstrated consistent success with the platform and the technology is currently out-licensed for multiple commercial and development-stage programs. The versatility of the platform has been demonstrated in the production of enzymes, peptides, antibody derivatives and engineered non-natural proteins. Partners seek the platform as it contributes significant value to biopharmaceutical development programs by reducing timelines and costs associated with research and development through commercial manufacturing of therapeutics and vaccines. Given pharmaceutical industry trends toward large molecules with increased structural complexities, the Pelican Expression Technology platform is well positioned to meet these growing needs as the most comprehensive and broadly available, commercially validated protein production platform in the industry.
We acquired the Pelican Expression Technology through our acquisition of Pfenex in October 2020. As of December 31, 2021, we have agreements with more than 20 partners using this technology in more than 30 active programs. Several of our partners have commercial products and late stage clinical product candidates utilizing Pelican Expression Technology.
Captisol Technology
Captisol is a patent-protected, chemically modified cyclodextrin with a structure designed to optimize the solubility and stability of drugs. Captisol was invented and initially developed by scientists in the laboratories of Dr. Valentino Stella, University Distinguished Professor at the University of Kansas’ Higuchi Biosciences Center for specific use in drug development and formulation. This unique technology has enabled several FDA-approved products, including Gilead’s Veklury®, Amgen’s Kyprolis®, Baxter International’s Nexterone®, Acrotech Biopharma L.L.C.’s and CASI Pharmaceuticals’ Evomela®, Melinta Therapeutics’ Baxdela® and Sage Therapeutics’ Zulresso® There are many Captisol-enabled products currently in various stages of development. We maintain a broad global patent portfolio for Captisol with approximately 440 issued patents worldwide relating to the technology (including 45 in the U.S.) and with the latest expiration date in 2035. Other patent applications covering methods of making Captisol, if issued, extend to 2041.
In addition to solid Captisol powder, we offer our partners access to cGMP manufactured aqueous Captisol concentrate. This product offering was established in 2017 to reduce cycle time and increase Captisol production capacity for large volume drug products. We maintain both Type IV and Type V DMFs with the FDA. These DMFs contain manufacturing and safety information relating to Captisol that our licensees can reference when developing Captisol-enabled drugs. We also have active DMFs in Japan, China and Canada. As of December 31, 2021, Captisol-enabled drugs were being marketed in more than 70 countries, and over 50 partners had Captisol-enabled drugs in development.
HepDirect, LTP, and BEPro Technology Platform
The HepDirect and LTP platforms are our proprietary liver-targeting prodrug technologies that can deliver many different chemical classes of drugs to the liver by using a chemical modification that renders an API biologically inactive until cleaved by a liver-specific enzyme. These technologies may improve the efficacy and/or safety of certain drugs and can be applied to marketed or new drug products to treat liver diseases or diseases caused by hemostasis imbalance of circulating molecules controlled by the liver. As of December 31, 2021, we had active HepDirect/LTP programs with three partners using these technologies across five programs.
The BEPro technology platform is a next generation prodrug technology distinct from HepDirect and LTP prodrug technologies, expanding use to non-liver related diseases. BEPro is specifically applicable to nucleotides and nucleotide analogs for the development of compounds with improved product profiles. Ligand has demonstrated improvements in cell penetration and oral, intravenous and inhaled pharmacokinetics with BEPro-enabled nucleotide analogs. As of December 31, 2021, we have one partner using this technology.
SUREtechnology Platform (owned by Selexis)
We acquired economic rights to various SUREtechnology Platform programs from Selexis. The SUREtechnology Platform, developed and owned by Selexis, is a novel technology that improves the way that cells are utilized in the development and manufacturing of recombinant proteins and drugs. As of December 31, 2021, we are entitled to certain economic rights to SUREtechnology Platform license agreements with 11 partners developing or having commercialized 17 programs.

2021 and Recent Major Business Highlights
The Separation and Distribution of OmniAb Business
In November 2021, we announced plans to explore multiple paths for OmniAb to become a stand-alone public company, with the leading option under consideration at that time being an IPO and eventual distribution of OmniAb shares to Ligand shareholders. We now expect to pursue separation of OmniAb through a direct spin-off of 100% of OmniAb equity to shareholders with Ligand capitalizing the OmniAb business directly with $70 million. OmniAb expects to file a Form 10 with the Securities and Exchange Commission and complete its separation in the first half of 2022. The distribution is expected to qualify as a tax-free transaction for U.S. federal income tax purposes to both Ligand and its shareholders. The separation remains subject to final approval by Ligand’s Board of Directors, and Ligand will continue to evaluate other options to optimize value and ensure flexibility to invest in growth. There can be no assurance that this process will result in Ligand pursuing a particular transaction or consummating any such transaction, or that the anticipated benefits of a separation will materialize should the separation be completed.
OmniAb Technology Platform and Partner Updates
CStone Pharmaceuticals received approval from China’s NMPA for Celjemy® (sugemalimab), an OmniAb-derived anti-PD-L1 monoclonal antibody for the first-line treatment of advanced non-small cell lung cancer (NSCLC) in combination with chemotherapy. Sugemalimab is the second OmniAb-derived antibody to receive regulatory approval. CStone announced complete enrollment in two Phase 3 registrational clinical trials investigating sugemalimab in combination with chemotherapy for the first-line treatment of metastatic gastric adenocarcinoma/gastro-esophageal junction adenocarcinoma or esophageal squamous cell carcinoma. CStone and its partner EQRx announced the publication of positive results from two Phase 3 trials with sugemalimab in Stage III and Stage IV NSCLC in The Lancet Oncology. CStone also announced that its Phase 2 GEMSTONE-201 trial met the primary endpoint of objective response rate in patients with relapsed/refractory (R/R) extranodal natural killer/T-cell lymphoma.
Janssen submitted a BLA to the U.S. FDA in December 2021 seeking approval for teclistamab in R/R multiple myeloma. Teclistamab is an OmniAb-derived bispecific antibody targeting BCMA and CD3. Janssen also presented new data at the American Society of Hematology 2021 conference (ASH) from the MajesTEC-1 study, which showed continued deep and durable response in heavily pretreated patients with multiple myeloma. Janssen previously announced that teclistamab had received U.S. FDA Breakthrough Designation for treatment of R/R multiple myeloma.
Immunovant announced alignment with the FDA on the design of a Phase 3 trial for batoclimab in patients with myasthenia gravis. Immunovant plans to start the Phase 3 study in the first half of 2022, and also expects to initiate pivotal trials in two additional indications during 2022.
Ligand expanded an existing collaboration and license agreement with GlaxoSmithKline (GSK) to leverage Ligand’s Icagen Ion Channel Technology to target neurological diseases. Ligand received an upfront payment of $10 million and is eligible for milestones of up to $247.5 million, and tiered royalties on net sales of any drug from the collaboration commercialized by GSK.
Pelican Platform Updates
Merck announced European Commission approval of VAXNEUVANCE™ for adults 18 years of age and older. VAXNEUVANCE is a 15-valent pneumococcal vaccine utilizing CRM197 vaccine carrier protein produced using the Pelican Expression Technology platform. Additionally, Merck announced the U.S. FDA accepted for priority review the supplemental Biologics License Application (sBLA) for VAXNEUVANCE in infants and children.
Jazz Pharmaceuticals announced submission of an sBLA to the FDA seeking approval for a Monday/Wednesday/Friday (M/W/F) intramuscular dosing schedule for Rylaze™, as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia (ALL) and lymphoblastic lymphoma (LBL) in adult and pediatric patients one month and older who have developed hypersensitivity to E. coli-derived asparaginase. Jazz presented initial results at ASH from a Phase 2/3 study of Ryalze in adult and pediatric ALL and LBL patients showing Rylaze maintained clinically meaningful level of asparaginase activity throughout the entire duration of treatment on a M/W/F dosing schedule.
Arcellx recently announced the pricing of a $123.8 million initial public offering with proceeds planned to be used to advance their pipeline. Arcellx uses the Pelican Expression Technology platform for the expression of certain proprietary sparX proteins which are used in Arcellx's ARC-SparX platform.
Captisol Technology Updates
Amgen announced U.S. FDA approval of a new Kyprolis® combination regimen with DARZALEX FASPRO and dexamethasone for patients with multiple myeloma at first or subsequent relapse. Additionally, Amgen presented results from a

Phase 1b study at ASH showing Captisol-enabled Kyprolis in combination with vincristine, dexamethasone, PEG-asparaginase, daunorubicin (VXLD) induction therapy showed positive efficacy results in highly advanced relapsed/refractory pediatric ALL.
Gilead announced the U.S. FDA granted accelerated approval of a supplemental NDA for Veklury in non-hospitalized patients at high risk of disease progression.
Other Business Updates
Travere Therapeutics provided an update on their plans for regulatory submission of sparsentan. Travere plans to submit a NDA to the FDA seeking accelerated approval of sparsentan for IgA nephropathy in the first quarter of 2022 and for FSGS in mid-2022. Travere, in collaboration with its partner Vifor Pharma, plans to submit a combined IgA nephropathy and FSGS Marketing Authorization Application in mid-2022 seeking conditional marketing authorization in Europe.
Verona Pharma announced completion of enrollment in the Phase 3 ENHANCE-1 and ENHANCE-2 randomized trials evaluating ensifentrine for the maintenance treatment of COPD with top-line data expected by the end of 2022 and in the third quarter of 2022, respectively. Verona also reported ensifentrine met all safety objectives in a thorough QT study designed to evaluate effects, if any, of ensifentrine on cardiac conduction in healthy individuals. The results from these studies will support the planned NDA submission of ensifentrine for the maintenance treatment of COPD.
Sermonix Pharmaceuticals closed a $40 million financing with proceeds planned to advance lasofoxifene through late-stage clinical development as an oral SERM to treat women with ESR1 breast cancer mutations. Topline data are expected in the first half of 2022 for the Phase 2 ELAINE 1 trial assessing oral lasofoxifene versus intramuscular fulvestrant and the Phase 2 ELAINE 2 trial of oral lasofoxifene in combination with Eli Lilly and Company's CDK4 and 6 inhibitor Verzenio® (abemaciclib) for the treatment of ER+/HER2- breast cancer in patients with an ESR1 mutation.
Corporate and Governance Highlights
We are committed to policies and practices focused on environmental sustainability, positively impacting our social community and maintaining and cultivating good corporate governance. By focusing on such ESG policies and practices, we believe we can affect a meaningful and positive change in our community and maintain our open, collaborative corporate culture. We will continue our proactive shareholder and employee engagement in 2022. See www.ligand.com for information about our ESG policies and practices.

Partners and Licensees
We currently have partnerships and license agreements with over 140 pharmaceutical and biotechnology companies. Below is a list of our disclosed partners.

Big Pharma	Ticker	Biotech	Ticker	Biotech, continued	Ticker
Abbott	ABT	ABBA	Private	Melinta	Private
AstraZeneca	AZN	Abvivo	Private	Menarini	Private
Baxter	BAX	Adept	Private	Nanjing King-Friend	603707
Boehringer Ingelheim	Private	Aldeyra	ALDX	Neuritek	Private
Eisai	4523	ALX Oncology	ALXO	Novan	NOVN
GSK	GSK	Amgen	AMGN	Nucorion	Private
Janssen	JNJ	Anebulo	Private	Ohara	Private
Jazz	JAZZ	Aptevo	APVO	Oncternal	ONCT
Merck	MRK	Arcellx	ACLX	OnKure	Private
Merck KGaA	MRK.DE	Arcus	RCUS	Opthea	OPT
Novartis	NVS	Asahi Kasei	3407	Outlook	OTLK
Ono	4528	Ascella	Private	Palvella	Private
Pfizer	PFE	BendaRx	Private	Pandion	MRK
Roche	RHHBY	Bexson Biomedical	Private	Phoenix Tissue	Private
Sanofi	SNY	Biocity	Private	Pierre-Fabre	Private
Takeda	4502	Cantex	Private	Praxis	PRAX
		Corvus	CRVS	Precision Biologics	Private
		CStone	2616.HK	Revision	Private

Specialty Pharma	Ticker	CSL	Private	RubrYc	Private
Acrotech (Aurobindo)	AUROPHARMA	CR Double-Crane	Private	Sage	SAGE
Genovac	Private	Cumulus	Private	Salubris Bio	Private
Aytu Bioscience	AYTU	Curon	Private	Seagen	SGEN
Aziyo	AZYO	Daxor	DXR	Seelos	SEEL
Beloteca	Private	Denovo	Private	Sepsia	Private
BF Bioscience	Private	Electra	Private	Servier	Private
CASI	CASI	Elevation	Private	Serum Inst. of India	Private
CorMatrix	Private	Exelixis	EXEL	Softkemo	Private
EQRx	EQRX	Foghorn	FHTX	Sunshine Lake	Private
Ferring	Private	Genmab	GMAB	Talem	Private
Gloria	2437	Genagon	Private	Tizona	Private
Goodness Growth	VRNOF	Genentech (Roche)	RHHBY	Travere	TVTX
Lundbeck	LUN	Genovac	Private	Tremeau	Private
Sedor	Private	GigaGen	Private	Unity	UBX
Sermonix	Private	Gilead Sciences	GILD	Valanbio	Private
Shionogi	SGIOY	Gordian	Private	Vaxxas	Private
SQ Innovation	Private	Halo	Private	Vega	Private
		HanAll	9420	VenBio	Private
Generics	Ticker	Harbour	2142	VentiRx	Private
Alvogen	Private	IBC Generium	Private	Verona	VRNA
Adalvo	Private	Ichnos	Private	Viking	VKTX
Apotex	Private	iMetabolic	Private	Xi'an Xintong	Private
BioCad	Private	Immunovant	IMVT	WuXi	2269
Gufic	GUFICBIO	Innolake Biopharm	Private	Zhilkang Hongyi	Private
Hetero	Private	Interventional Analgesix	Private
Hikma	HIK	J-Pharma	Private
Indofarma	INAF	Jupiter	Private
Jubilant	Private	Kangchen	Private
Mylan	VTRS	Kira	Private
Par	Private	Marinus	MRNS
Zydus Cadila	CADILAHC	MEI	MEIP

Commercial and Clinical Stage Partnered Portfolio

We have a large portfolio of current and future potential revenue-generating programs, including over 400 fully-funded by our partners. Each white dot on our partnered pipeline chart below represents a fully-funded partnered program, with each section of the chart representing a major Ligand technology or platform.

PARTNERED PIPELINE

BROAD PORTFOLIO WITH OVER 140 DIFFERENT PARTNERS

PELICAN™
P. fluorescens expression technology

PROPRIETARY COMPOUNDS

CAPTISOL®

OmniAb®

Discovery
Preclinical
Phase 1
Phase 2
Phase 3
Registration
Approved
Approved
Registration
Phase 3
Phase 2
Phase 1
Preclinical
Discovery

Approved
Partner Name	Program	Therapeutic Area

Acrotech/CASI	Evomela	Cancer
Alvogen/Adalvo	Teriparatide	Women's Health
Alvogen/Hikma/Nanjing King-Friend	Voriconazole	Infectious Disease
Amgen/Beigene/Ono	Kyprolis	Cancer
Aytu	Tuzistra	Infectious Disease
Aziyo	ECM portfolio	Medical device/Cardiology
Baxter	Nexterone	Cardiovascular
BendaRx	Bendamustine	Cancer
BF Bio/Gufic/Hetero/Indofarma/Jubilant/Zydus	Generic Remdesivir	Infectious Disease
Biocad	Teberif	Inflammatory/Metabolic
C-Stone/Pfizer	Sugemalimab	Cancer
Exelixis/Daiichi-Sankyo	Minnebro	Cardiovascular
Gilead	Veklury	Infectious Disease
Gloria/EQRx	Zimberelimab	Cancer
IBC Generium	GNR-008	Severe and Rare

Jazz	Rylaze	Cancer
Lundbeck	Carnexiv	Central Nervous System
Melinta	Baxdela	Infectious Disease
Menarini	Frovatriptan	Central Nervous System
Merck	Noxafil-IV	Infectious Disease
Merck	Vaxneuvance	Infectious Disease
Par	Posaconazole	Infectious Disease
Pfizer	Viviant/Conbriza	Inflammatory/Metabolic
Pfizer	Duavee	Inflammatory/Metabolic
Pfizer	Vfend-IV	Infectious Disease
SAGE	Zulresso	Central Nervous System
Sedor	Sesquient	Central Nervous System
Serum Institute of India	Pneumosil	Infectious Disease
Zydus Cadila	Vivitra	Cancer
Zydus Cadila	Bryxta/ZyBev	Cancer
Zydus Cadila	Maropitant	Central Nervous System
Zydus Cadila	Exemptia	Inflammatory/Metabolic
Zydus Cadila	Vortuxi	Inflammatory/Metabolic

Phase 3/Pivotal or Regulatory Submission Stage
Partner Name	Program	Therapeutic Area

Aldeyra	Reproxalap	Other/Undisclosed
Arcus	Zimberelimab	Cancer
Aytu Bioscience	CCP-07 and CCP-08	Infectious disease
Eisai	FYCOMPA	Central Nervous System
Harbour	Batoclimab	Cancer
Janssen	Teclistamab	Cancer
Jazz	Rylaze	Cancer
Marinus	Ganaxalone IV	Central Nervous System
Novan	SB206	Infectious Disease
Novartis	Mekinist (CE-Trametinib)	Cancer
Opthea	OPT-302	Ophthalmology
Outlook Therapeutics	ONS-5010	Other/Undisclosed
Palvella	PTX-022	Other/Undisclosed
Sage	Zulresso	Infectious disease
Serum Institute	CRM197	Infectious Disease
SQ Innovation	CE-Furosemide	Cardiovascular disease
Sunshine Lake	Vilazodone	Central Nervous System
Takeda	Pevonedistat	Cancer
Travere	Sparsentan	Severe and Rare
Verona	Ensifentrine (RPL554)	Respiratory Disease
Various	Teriparatide	Women's Health
Xi'an Xintong	Pradefovir	Infectious Disease

Phase 2
Partner Name	Program	Therapeutic Area

Cantex	CX-01	Cancer
Corvus	Ciforadenant	Cancer
DeNovo	Lisfensine	Neurology
Elevation Oncology	Seribantumab	Cancer
Genmab	Gen1046	Cancer
Immunovant	Batoclimab	Inflammatory/Metabolic
Janssen	Teclistimab	Cancer
Merck	Berzosertib	Cancer
Merck	V116	Infectious Disease
Novartis	ECF843	Inflammatory/Metabolic
Oncternal	Cirmtuzumab	Cancer
Palvella	PTX-022	Other/Undisclosed
Phoenix Tissue	PTR-01	Genetic Disease
Precision Biologics	NPC-1C	Cancer
Seelos	Aplindore	Central Nervous System
Sermonix	Lasofoxifene	Cancer
VentiRx	Motolimod	Cancer
Various	JPH-203	Cancer
Viking	VK5211	Inflammatory/Metabolic
Viking	VK2809	Inflammatory/Metabolic
Viking	VK0612	Inflammatory/Metabolic

Phase 1
Partner Name	Program	Therapeutic Area

Amgen	AMG-330	Cancer
Apotex	Meloxicam	Migraine
Aptevo	APVO436	Cancer
Boehringer Ingelheim	Undisclosed	Other/Undisclosed
CSL	CSL-324	Immunology
Curon	CN1	Cancer
Daxor	I131	Cardiovascular disease
Foghorn	FHD-609/BRD9	Cancer
Halo	CE-Oleic acid	Infectious disease
Hanall	Batoclimab	Cancer
Janssen	JNJ-78306358	Cancer
Janssen	JNJ-67371244	Cancer
Janssen	JNJ-70218902	Cancer
Jupiter Bioscience	Viright	Cancer
MEI Pharma	ME-344	Cancer
Merck	M6233	Cancer

Novartis	MIK-665	Cancer
Novartis	BCL-201	Cancer
Nucorion	NUC-1010	Infectious disease
Revision Therapeutics	Rev0100	Ophthalmology
Sage	SAGE-689	Central Nervous System
SalubrisBio	SAL003	Metabolic disease
Symphogen/Servier	SYM022/SYM023/SYM024/S095029	Cancer
Takeda	TAK-925	Severe and Rare
Takeda	TAK-243	Cancer
Vaxxas	Nanopatch	Infectious Disease
Viking	VK-0214	Genetic Disease
Xi'an Xintong	MB07133	Cancer
Zhilkang Hongyi	Anti-4-1BB	Cancer

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

Kyprolis (Amgen)

We supply Captisol to Amgen for use with Kyprolis (carfilzomib), and granted Amgen an exclusive product-specific license under our patent rights with respect to Captisol. Kyprolis is formulated with Ligand’s Captisol technology and is approved in the United States for the following:

•In combination with dexamethasone, lenalidomide plus dexamethasone, daratumumab plus dexamethasone, or daratumumab and hyaluronidase-fihj and dexamethasone for the treatment of patients with relapsed or refractory multiple myeloma who have received one to three lines of therapy.
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
Veklury (Gilead)
We supply Captisol to Gilead for sales of Veklury (remdesivir). Gilead received marketing approval from the FDA in October 2020. Veklury is the first and only antiviral treatment of COVID-19 that is FDA approved. The product has regulatory approvals for the treatment of moderate or severe COVID-19 in over 50 countries and is included in more than 60 ongoing clinical trials. We are supplying Captisol to Gilead under a recently signed 10-year supply agreement. We are also supplying Captisol to Gilead’s voluntary licensing generic partners who are manufacturing remdesivir for 127 low- and middle-income countries. We receive our commercial compensation for this program through the sale of Captisol.

Teriparatide Injection Product (PF708) (Alvogen/Adalvo/Kangchen)
We acquired the Teriparatide Injection product with the acquisition of Pfenex Inc. in October 2020. Teriparatide Injection is a drug indicated for uses including the treatment of osteoporosis in certain patients at high risk for fracture. Teriparatide Injection was developed using our Pelican Expression Technology and was approved by the FDA in 2019 in accordance with the 505(b)(2) regulatory pathway, with FORTEO as the reference product. Our partner, Alvogen launched the product in June 2020 in the United States. For information regarding the CVR issued to Pfenex equityholders, see note 1, “Basis of Presentation and Summary of Significant accounting Policies—Contingent Liabilities.”
Outside the United States, PF708 received marketing authorization throughout the EU in August 2020 under the tradename Livogiva®, was approved in Saudi Arabia in December 2020 under the name Bonteo and is in various stages of regulatory and marketing application processes around the globe and, upon approval, may be marketed as Teriparatide Injection or under various tradenames, such as Bonsity or Livogiva.
Our partner Alvogen has exclusively licensed the rights to commercialize and manufacture the teriparatide injection product in the United States, while their Adalvo business has the rights to commercialize in the EU, certain countries in the Middle East and North Africa (MENA), and the rest of world (ROW) territories (the latter defined as all countries outside of the EU, U.S. and MENA, excluding Mainland China, Hong Kong, Singapore, Malaysia and Thailand). Kangchen has exclusively licensed to commercialize PF708, upon receipt of applicable marketing authorizations, in Mainland China, Hong Kong, Singapore, Malaysia and Thailand and granted a non-exclusive right to conduct development activities in such countries with respect to PF708. Kangchen is responsible for all regulatory submissions, development costs and costs associated with regulatory approvals in these countries.
In accordance with our agreements with Alvogen, we are eligible to receive tiered royalties on net sales between 25% and 40% prior to an “A” therapeutic equivalence designation, which increases to a flat 50% if an “A” rating is achieved.
In accordance with our EU, MENA and ROW agreements with Adalvo, we may be eligible to receive additional upfront and milestone payments of $1.5 million and may also be eligible to receive up to 60% of gross profit derived from product sales and regional license fees, if approved, depending on geography, cost of goods sold and sublicense fees.
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
Evomela (Acrotech and CASI)
We supply Captisol to Acrotech Biopharma for sales of Evomela in the U.S. and to CASI Pharmaceuticals for sales of Evomela in China. Evomela received market approval by the China National Medical Products Administration (NMPA). It is the only approved and commercially available melphalan product in China. Evomela is a Captisol-enabled melphalan IV formulation which is approved by the FDA for use in two indications:
•a high-dose conditioning treatment prior to ASCT in patients with multiple myeloma; and
•for the palliative treatment of patients with multiple myeloma for whom oral therapy is not appropriate.
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
Under the terms of the license agreement, Acrotech Biopharma has marketing rights worldwide excluding China and CASI Pharmaceuticals has rights to market in China. We are eligible to receive over $50 million in potential milestone payments under this agreement, royalties on global net sales of the Captisol-enabled melphalan product and revenue from Captisol material sales. Acrotech and CASI’s obligation to pay royalties will expire at the end of the life of the relevant patents or when a competing product is launched, whichever is earlier, but in no event within ten years of the commercial launch. Our patents and applications relating to the Captisol component of melphalan are not expected to expire until 2033. As described herein, we have entered into a settlement agreement with Teva and Acrotech Biopharma (the holder of the NDA for Evomela) which will allow Teva to market a generic version of Evomela in the United States on June 1, 2026, or earlier under certain circumstances. Absent early termination, the agreement will terminate upon expiration of the obligation to pay royalties. The agreement may be terminated by either party for an uncured material breach or unilaterally by Acrotech and CASI by prior written notice.
Vaxneuvance (V114)
On July 16, 2021, Merck announced FDA approval of Vaxneuvance, a 15-valent pneumococcal conjugate vaccine, also known as V114, for the prevention of invasive disease caused by Streptococcus pneumoniae serotypes 1, 3, 4, 5, 6A, 6B, 7F, 9V, 14, 18C, 19A, 19F, 22F, 23F and 33F in adults 18 years of age and older. VAXNEUVANCE is a 15-valent pneumococcal vaccine utilizing CRM197 vaccine carrier protein, which is produced using the patent-protected Pelican Expression Technology™ platform. V114 previously received Breakthrough Therapy Designation from the FDA for the prevention of invasive pneumococcal disease in pediatric patients 6 weeks to 18 years of age and adults 18 years of age and older. Pneumococcal disease in adults is on the rise in many countries, and V114 consists of pneumococcal polysaccharides from 15 serotypes conjugated to CRM197 carrier protein, including serotypes 22F and 33F, which are commonly associated with invasive pneumococcal disease in older adults. On October 20, 2021, Merck announced that the CDC Advisory Committee on Immunization Practices (ACIP) unanimously voted in favor of updates to the pneumococcal vaccination recommendations for adults 65 years and older, and for adults ages 19 to 64 with certain underlying medical conditions or other disease risk factors. In both groups the ACIP voted to provisionally recommend vaccination with either a sequential regimen of Vaxneuvance™ and Pneumovax_23® or a single dose of 20-valent pneumococcal conjugate vaccine. On January 28, 2022, final recommendations were published in the CDC’s Morbidity and Mortality Weekly Report (MMWR). On December 1, 2021, Merck announced the FDA accepted for priority review a sBLA for Vaxneuvance for the prevention of invasive pneumococcal disease in children 6 weeks through 17 years of age, with a PDUFA date of April 1, 2022.
On December 15, 2021, Merck announced the European Commission approval of Vaxneuvance for the prevention of invasive disease and pneumonia caused by Streptococcus pneumoniae in individuals 18 years and older. The approval allows marketing of VAXNEUVANCE in all 27 EU Member States plus Iceland, Norway and Lichtenstein. We are entitled to low single digit royalties derived from net sales, depending on the territory.
Pneumosil (Serum Institute of India, SII)
SII began commercialization of its 10-valent pneumococcal conjugate vaccine, Pneumosil, which is produced using CRM197 made in the Pelican Expression Technology platform, in the second quarter of 2020. Pneumosil is designed primarily to help fight against pneumococcal pneumonia among children, with an advantage of targeting the most prevalent serotypes of the bacterium causing serious illness in developing countries. Pneumosil achieved WHO Prequalification in December 2019, allowing the product to be procured by United Nations agencies and Gavi, the Vaccine Alliance, and subsequently achieved Indian Marketing Authorization in July 2020, and SII announced commercial launch of the product in India in December 2020.
Rylaze(JZP-458) (Jazz Pharmaceuticals)
In July 2021, Jazz announced the launch of Rylaze (asparaginase erwinia chrysanthemi (recombinant)-rywn), previously referred to as JZP458. Rylaze, which was approved by the FDA in June 2021, is a recombinant erwinia asparaginase used as a component of a multi-agent chemotherapeutic regimen for the treatment of ALL or LBL in adult and pediatric patients one month or older who have developed hypersensitivity to E. coli-derived asparaginase. Additionally, Jazz is utilizing our technology for the development of PF745 (JZP341), a long-acting Erwinia asparaginase for the treatment of acute lymphoblastic leukemia and other hematological malignancies. Jazz has worldwide rights to develop and commercialize PF745.
Ligand is eligible to receive up to an additional $155.5 million in milestone payments and tiered low to mid-single digit royalties based on worldwide net sales of any products resulting from this collaboration, including Rylaze.
Nexterone (Baxter)
We have a license agreement with Baxter, related to Baxter's Nexterone, a Captisol-enabled formulation of amiodarone, which is marketed in the United States and Canada. We supply Captisol to Baxter for use in accordance with the terms of the license agreement under a separate supply agreement. Under the terms of the license agreement, we will continue to earn milestone payments, royalties, and revenue from Captisol material sales. We are entitled to earn royalties on sales of Nexterone through early 2033.
Zulresso (SAGE)
We have a license agreement with SAGE, related to SAGE's Zulresso, a Captisol-enabled formulation of brexanolone for the treatment of postpartum depression (PPD). Under the terms of the agreement, we receive royalties and revenue from Captisol material sales.
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
Sparsentan (Travere)
Our partner, Travere, is developing sparsentan for orphan indications of severe kidney diseases and is running an on-going global pivotal Phase 3 clinical trial (DUPLEX) for sparsentan for the treatment of FSGS. Additionally, Travere is running a global pivotal Phase 3 clinical trial (PROTECT) evaluating the long-term nephroprotective potential of sparsentan for the treatment of IgAN nephropathy, a rare, immune complex mediated chronic glomerular disease. Certain patient groups with severely compromised renal function, including those with FSGS and IgAN, exhibit extreme proteinuria resulting in progression to dialysis and a high mortality rate. Sparsentan, with its unique dual blockade of angiotensin and endothelin receptors, is expected to provide meaningful clinical benefits in mitigating proteinuria in indications where there are no approved therapies.
In February of 2021, Travere announced that sparsentan achieved its pre-specified interim FSGS partial remission of proteinuria endpoint (FPRE) in the DUPLEX Phase 3 study after 36 weeks of treatment. Sparsentan demonstrated a statistically significant response on FPRE compared to the active control, irbesartan (p=0.0094). Preliminary results from the interim analysis suggest that sparsentan has been generally well-tolerated and has shown a comparable safety profile to irbesartan. Travere plans to submit an NDA seeking accelerated approval of sparsentan for FSGS in the United States in mid-2022 after obtaining additional estimated glomerular filtration rate (eGFR) data from the DUPLEX Study.
In August of 2021, Travere announced positive topline interim results from the ongoing Phase 3 PROTECT study of sparsentan in IgAN. Sparsentan treatment demonstrated a statistically significant mean reduction of proteinuria from baseline after 36 weeks, more than threefold the reduction of active comparator irbesartan (p<0.0001). In the first quarter of 2022, Travere expects to submit an NDA seeking accelerated approval of sparsentan for IgAN in the United States.

Additionally, Travere and Vifor Pharma entered into a licensing agreement in September of 2021 for the commercialization of sparsentan in Europe, Australia and New Zealand. Traver and Vifor expect to submit a combined IgAN and FSGS Marketing Authorisation Application (MAA) in mid-2022 for conditional marketing authorization of sparsentan in Europe.
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
Batoclimab (HanAll, Immunovant, and Harbour)
Our partner, HanAll has granted Immunovant an exclusive license for the development, manufacture and marketing of Batoclimab for the treatment of pathogenic IgG-mediated autoimmune diseases in the U.S., Canada, Mexico, the EU, the United Kingdom, Switzerland, Latin America, the Middle East and North Africa. Immunovant recently announced the initiation of a Phase 3 trial in H2 in myasthenia gravis (MG) in the first half of 2022 and another one in another inflammatory disease while expanding into two new indications to be announced by Q3. Additionally, HanAll and Harbour BioMed, are collaborating to develop Batoclimab for similar treatment in China and Korea. Harbour is currently conducting three registrational Phase 2/3 trials in China in MG, thyroid eye disease and Primary Immune Thrombocytopenia. HanAll retains the rights to Batoclimab in Korea and Harbour will control the marketing in China. As part of our agreement with HanAll, we are entitled to development and regulatory milestones and royalties on potential future sales from HanAll and sublicense revenues from Immunovant and Harbour based on amounts received by HanAll.
CRM197
CRM197 is a non-toxic mutant of diphtheria toxin. It is a well characterized protein and functions as a carrier for polysaccharides and haptens, making them immunogenic. CRM197 is used in prophylactic and therapeutic vaccine candidates. We have developed CRM197 production strains using our Protein Expression Technology platform and supply preclinical grade and cGMP CRM197 (PeliCRM™) to several vaccine development focused pharmaceutical customers.
Our partners Merck and SII have exclusively licensed unique production strains for use in their conjugate vaccine products and candidates for pneumococcal and meningitis bacterial infections. Pneumococcus bacterium (Streptococcus pneumoniae) is a leading cause of severe pneumonia and major cause of morbidity and mortality worldwide. In accordance with our CRM197 commercial license agreements with Merck, we are eligible to earn an additional $8 million in development and regulatory milestones and low single digit royalties derived from net sales, depending on territory. CRM-197 made in the Pelican Expression Technology platform is also used by Merck in its investigational vaccine candidates, including the V116. Additionally, in 2021 SII completed a Phase 3 study of a pentavalent meningococcal conjugate vaccine candidate (NmCV-5) that utilizes CRM197 made in the Pelican Expression Technology platform. NmCV-5 prequalification by WHO is projected as early as the third quarter of 2022.
Ensifentrine – RPL554 (Verona)
Our partner, Verona, is currently conducting a comprehensive Phase 3 clinical trial to evaluate the efficacy and safety of nebulized ensifentrine in patients with moderate to severe COPD with top-line results expected in 2022. Under the terms of our agreement with Verona, we are entitled to development and regulatory milestones, including a £5.0 million payment upon the first approval by any regulatory authority, and royalties on potential future sales.
Teclistamab (Janssen)

Our partner, Janssen, is developing Teclistamab, an off-the-shelf T-cell redirecting , bispecific antibody targeting BCMAxCD3 that was discovered in part with the OmniAb platform technology. Janssen announced that it submitted a BLA on December 29, 2021 for the treatment of patients with relapsed or refractory multiple myeloma. The application was supported by the data from the MajesTEC-1 Phase 2 trial that showed continued deep and durable responses. Teclistamab is also currently conducting several Phase 1 trials in multiple myeloma, as a single agent and in combination with daratumumab or talquetamab or Tecentriq. We are entitled to receive a $25 million milestone payment upon first commercial sale of Teclistamab in the U.S.

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
JNJ-78306358 (Janssen)
Janssen is also developing JNJ-78306358, a T-cell redirecting bispecific antibody targeting HLA-G, discovered in part with the OmniAb platform technology. Janssen is currently conducting a Phase 1 trial in patients with advanced solid tumors. We are entitled to earn development and regulatory milestones based on the development of JNJ-78306358.

M6223 (Merck KGaA)
Our partner, Merck KGaA, is currently conducting a Phase 1 trial of M6223, an anti-TIGIT antibody discovered with the OmniAb platform, in patients with metastatic or locally advanced solid unresectable tumors in combination with bintrafusp alfa. Under the terms of the agreement, we are entitled to sublicense revenues, milestones and royalties on potential future net sales.
SARM - VK5211 (Viking)

Viking is also developing VK5211, a novel, potentially best-in-class SARM for patients recovering from hip-fracture. SARMs retain the beneficial properties of androgens without undesired side-effects of steroids or other less selective androgens. In a Phase 2 clinical trial, VK5211 demonstrated statistically significant, dose dependent increases in lean body mass. Under the terms of the agreement with Viking, we may be entitled to up to $270 million of development, regulatory and commercial milestones as well as tiered royalties on potential future sales.	SARM - VK5211 (Viking)
	< $500 million	7.25%
	$500 to $750 million	8.25%
	>$750 million	9.25%
Ganaxalone IV (Marinus)
Our partner, Marinus, is conducting Phase 3 clinical trials with Captisol-enabled ganaxolone IV in patients with refractory status epilepticus. Marinus has exclusive worldwide rights to Captisol-enabled ganaxolone, a GABAA receptor modulator, for use in humans. We are entitled to development and regulatory milestones, revenue from Captisol material sales, and royalties on potential future sales.
APVO436 (Aptevo)
Our partner, Aptevo, is currently conducting a Phase 1 trial of APVO436, a bispecific anti-CD123xCD3 for the treatment of acute myeloid leukemia and high-grade myelodysplastic syndrome. There is a high unmet medical need for targeted immunotherapies such as APVO436, that can potentially treat patients with relapsed or refractory disease, or patients who cannot tolerate traditional chemotherapy. Under the terms of the agreement with Aptevo, we are entitled to development and regulatory milestones and royalties on potential future net sales.
GEN1046 (GenMab)
Our partner, Genmab, in collaboration with BioNTech is currently conducting two Phase 2 trials of GEN1046, a bispecific targeting PD-L1 and 4-1BB, as monotherapy or in combination for use in patients with relapsed/refractory metastatic non-small cell lung cancer (NSCLC) or malignant solid tumors. Under the terms of the agreement with Genmab, we are entitled to clinical and regulatory milestones and royalties on potential future sales.
GEN1047 (Genmab)
Genmab is also developing GEN1047, an anti-B7H4xCD3 bispecific antibody, in part isolated from OmniAb platform technology. Genmab is currently conducting a Phase 1/2 trial in solid tumors. Under the terms of the agreement with Genmab, we are entitled to clinical and regulatory milestones and royalties on potential future sales.
Sym022 and Sym023 (Symphogen/Servier)
Our partner, Symphogen (acquired by Servier), is currently conducting Phase 1 trials of SYM022 and SYM023 to determine if they are safe and tolerable for patients with locally advanced/unresectable or metastatic solid tumor malignancies or lymphomas that are refractory to available therapy for which no standard therapy is available. Under the terms of the agreement with Symphogen, we are entitled to sublicense revenues, milestones and royalties on potential future net sales.
Sym024 (Symphogen/Servier)
Symphogen/Servier is also developing an anti-CD73 antibody, developed with OmniAb platform technology, in Phase I trial to assess the safety and tolerability in patients with solid tumors as a monotherapy or in combination with Sym021 (anti-PD-1). Under the terms of the agreement with Symphogen, we are entitled to sublicense revenues, milestones and royalties on potential future net sales.
Sym025/S095029 (Symphogen/Servier)
Symphogen/Servier is also developing an anti-NKG2A antibody, developed with OmniAb platform technology, in Phase 1a/1b trial to assess the safety, tolerability and preliminary anti-neoplastic activity in patients with solid tumors as a monotherapy or in combination with Sym021 (anti-PD-1) or anti-HER2 or anti-EGFR. Under the terms of the agreement with Symphogen, we are entitled to sublicense revenues, milestones and royalties on potential future net sales.
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
In addition to other earlier stage programs, the following programs have been licensed pursuant to the WuXi Agreement:
Zimberelimab AB122/GLS010 (Arcus and Gloria)
Our partner, WuXi, has outlicensed the rights to certain programs using the OmniAb technology to Arcus and Gloria. Arcus is conducting multiple Phase 1 and Phase 2 trials to evaluate the safety and tolerability and efficacy of Zimberelimab in subjects with advanced solid tumors as monotherapy or in combination with Etrumadenant, domvanalimab. Additionally, Gloria, has announced approval in China for zimberelimab for the treatment of recurrent or refractory classical Hodgkin’s lymphoma. Gloria is also conducting a Phase 2 of zimberelimab monotherapy in patients with recurrent or metastatic cervical cancer. Under the terms of our agreement with WuXi, we are entitled to royalties on potential future sales.
Sugemalimab CS1001 (CStone)
WuXi has also outlicensed the rights to certain programs using the OmniAb technology to CStone. CStone announced approval in China for Sugemalimab (brand name Cejemly®) for first-line treatment of metastatic NSCLC. Pfizer is responsible for the commercialization in China via a 2020 strategic collaboration with CStone while EQRx has licensed exclusive rights to sugemalimab for the development and commercialization outside of China. CStone is currently conducting multiple Phase 2 and Phase 3 trials to evaluate the efficacy and safety of Sugemalimab to treat patients with natural killer cell/T-cell lymphoma and classical Hodgkin’s lymphoma, second line treatment in NSCLC, and gastric or esophageal cancers. Under the terms of our agreement with WuXi, we are entitled to royalties on potential future sales.
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
Pevonedistat - TAK-924 (Millennium/Takeda)
Our partner, Millennium/Takeda, is currently conducting Phase 3 trials for the development of pevonedistat for the treatment of acute myeloid leukemia. Pevonedistat is a Captisol-enabled Nedd8-Activating Enzyme Inhibitor. Under the terms of the clinical-stage agreement, we may be entitled to over $25 million in regulatory and development milestones from Millennium/Takeda, revenue from Captisol material sales and royalties on potential future net sales.
SB206 (Novan)
We acquired certain economic rights to SB206 (KINSOLUS™) from Novan in May 2019. SB206 is a topical nitric-oxide antiviral gel for the treatment of viral skin infections, including molluscum contagiosum (MC). MC is an infection which causes skin lesions that affect approximately 6 million people in the United States annually, with the greatest incidence in children aged one to 14 years. In June of 2021, Novan reported positive topline efficacy and favorable safety data at Week 12 from the B-SIMPLE4 pivotal Phase 3 clinical study of SB206 for the treatment of MC, with primary endpoint achieving statistical significance (p-value < 0.0001) and no serious adverse events related to treatment with SB206. Novan intends to submit an NDA to the FDA for the treatment of MC in the fourth quarter of 2022.

PTX - 022 (Palvella)

          We acquired the economic rights to PTX-022 from Palvella in December 2018. PTX-022 is a novel, topical formulation comprising high-strength rapamycin in development to treat pachyonychia congenita (PC). PC is a serious, chronically debilitating lifelong monogenic rare skin disease with no approved treatment. Palvella is conducting the Phase 3 VAPAUS study to evaluate the safety and efficacy of PTX-022 (QTORIN 3.9% rapamycin anhydrous gel) in the treatment of adults with PC.
PTX - 022 (Palvella)
< $50 million	5.00%
$50 to $100 million	7.50%
>$100 million	9.80%

Lasofoxifene (Sermonix)
Lasofoxifene is a selective estrogen receptor modulator for osteoporosis treatment and other diseases, discovered through the research collaboration between Pfizer and us. Our partner, Sermonix has a license for the development of oral lasofoxifene for the United States and additional territories. Under the terms of the agreement, we are entitled to receive over $45 million in potential regulatory and commercial milestone payments as well as royalties on potential future net sales. Sermonix is conducting the Phase 2 ELAINE 1 trial assessing oral lasofoxifene versus intramuscular fulvestrant for the treatment of ER+/HER2- breast cancer in patients with an ESR1 mutation. Lasofoxifene is also being studied in ELAINE 2 trial in combination with Eli Lilly and Company's CDK4 and 6 inhibitor, Verzenio® (abemaciclib). Topline data are expected for both ELAINE trials in the first half of 2022.

Pradefovir (Xi'an Xintong)
Our Chinese licensee, Xi'an Xintong Medicine Research (following its acquisition of Chiva Pharmaceuticals), is developing pradefovir, an oral liver-targeting prodrug of the HBV DNA polymerase/reverse transcriptase inhibitor adefovir, for the potential treatment of HBV infection. Pradefovir was developed using Ligand’s HepDirect technology. In September 2019, Xi'an Xintong Medicine Research reported positive results from a Phase 2 trial of pradefovir, showing good efficacy, safety and tolerability. At the dose of 75 mg, the reduction of DNA viral load, the percentage of no viral load detected, and HBeAg negative conversion rate were better than tenofovir disoproxil fumarate (TDF) after 24 weeks of treatment. Overall incidence of side effects was less than TDF and there was no renal or skeletal toxicity. Xi'an Xintong Medicine Research is currently conducting a Phase 3 trial. We are entitled to an annual licensing maintenance fee and royalties on potential future sales.
MB07133 (Xi'an Xintong)
Chinese licensee Xi'an Xintong Medicine Research is also developing MB07133, a liver specific, HepDirect prodrug of cytarabine monophosphate, for the potential treatment of hepatocellular carcinoma and intrahepatic cholangiocarcinoma. MB07133 is currently in Phase 1 in China. We are entitled to an annual licensing maintenance fee and royalties on potential future sales.

Summary of Selected Collaborations
GSK Collaboration
In December 2020, we entered into a license and collaboration agreement with GSK to leverage our unique expertise in small molecule therapeutics targeting transmembrane proteins. The goal of this collaboration is to identify and develop inhibitors of a specific, genetically validated molecular target relevant to neurological diseases. Under the terms of the agreement, we received an upfront payment of $7.0 million and could receive additional development, regulatory and commercialization milestones of up to $154.5 million. We are also entitled to receive tiered royalties should any drug from the collaboration be commercialized. We will be responsible for the majority of preclinical activities up to lead optimization with both Ligand and GSK collaborating to identify candidates for IND-enabling studies. GSK has the exclusive option to license any identified inhibitors and will be responsible for further development and commercialization of any drug candidates identified through the collaboration. In December 2021, we entered into a second collaborative drug discovery program for a new genetically validated molecular target. We received an upfront payment of $10 million and could receive additional development, regulatory and commercialization milestones of up to $247.5 million. We are also entitled to receive tiered royalties should a drug from the collaboration on the second program be commercialized.

Roche Collaboration
In December 2018, we entered into a license and collaboration agreement with Roche to develop and commercialize small molecule ion channel modulators for the treatment of neurological disorders and in May 2020 amended the license and collaboration agreement to include a second target. These programs incorporate our technology platform for ion channel drug discovery and are directed at specific ion channel targets expressed in neurons. Under the terms of the agreement, Roche paid us on a per target basis an upfront payment for program exclusivity and research funding. In addition, we are eligible to potentially receive development and commercial milestone payments of up to $274 million per program and royalty payments if a drug is commercialized. We will be responsible for most preclinical activities up to lead optimization with both us and Roche applying resources to identify candidates for entry into late stage preclinical and IND enabling studies. Thereafter, Roche will be responsible for the further development and commercialization of the programs. In June 2021, we entered into a collaboration on a third program. We are eligible to potentially receive development and commercial milestone payments of $274 million on this program and royalty payments if a drug is commercialized. For all programs we will be responsible for most preclinical activities up to lead optimization with both us and Roche applying resources to identify candidates for entry into late stage preclinical and IND enabling studies. Thereafter, Roche will be responsible for the further development and commercialization of the programs.

Cystic Fibrosis Foundation Collaboration
In May 2018, we announced an award of up to $11 million from the Cystic Fibrosis Foundation for a project focused on the discovery of therapeutics to treat patients with cystic fibrosis (CF) caused by nonsense mutations. Nonsense mutations in the Cystic Fibrosis Transmembrane Conductance Regulator (“CFTR”) gene result in the premature termination of protein synthesis and the formation of truncated, non-functional CFTR. Patients with these mutations in both copies of their CFTR genes currently have no therapies that treat the underlying cause of their disease. The aim of this program is to provide these patients with a transformative therapeutic that will markedly improve their quality of life and lifespan. The award is to support an integrated, multi-year drug discovery initiative. At the North American Cystic Fibrosis Conference in October 2020, we reported the identification and characterization of a class of small molecule agents that enhance CFTR-PTC mutant readthrough and enable functional CFTR currents in combination with aminoglycosides.

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

Milestone Payments

Our programs under license with our partners may generate milestone payments to us if our partners reach certain development, regulatory and commercial milestones. The following table represents the maximum value of our milestone payment pipeline by development stage, technology and partner (in thousands):

Technology*		Stage*		Partner*
OmniAb	> $1,600,000	Preclinical	> $10,000	Viking	$1,500,000
Pelican	>$240,000	Clinical	> $530,000	Roche	$543,000
Captisol	> $220,000	Regulatory	> $1,900,000	GSK	$367,000
LTP/Hep Direct	> $280,000	Commercial	> $1,950,000	Janssen	$208,000
NCE/Other	> $2,100,000	Other	> $30,000	Neuritek	$246,000
Total	>$4,400,000	Total	>$4,400,000	Jazz	$150,000
				Seelos	$139,000
				Travere	$70,000
				Other	>$1,180,000
				Total	>$4,400,000
*All tables exclude any annual access fees and collaboration revenue for development work.
Summary of Selected Internal Development Programs
We have a number of internal development or unpartnered programs focused on a wide-range of potential indications or disease.
The Captisol-enabled (CE)-Iohexol program was established in January 2018 to develop a next-generation contrast agent for diagnostic imaging with a reduced risk of renal toxicity. Contrast-induced acute kidney injury (CI-AKI) is the acute impairment of renal function following intravascular administration of an iodinated contrast agent, and occurs most frequently following coronary angiography, percutaneous coronary intervention and contrast-enhanced computed tomography, especially among patients at risk of renal injury such as those with advanced age, diabetes or heart failure. Currently no products are approved to prevent or treat CI-AKI in this setting, and therefore we believe a significant opportunity exists for a safer formulation of contrast agents. The goal is for CE-Iohexol to improve upon the limitations of existing contrast agents and enable a future partner to gain meaningful market share. In July 2019, we announced positive top-line results from a Phase 1 clinical trial CE-Iohexol conducted in Canada. The trial achieved the primary endpoint by demonstrating pharmacokinetic bioequivalence of CE-Iohexol injection and a reference Iohexol injection (OMNIPAQUE™) after IV administration in healthy adults. CE-Iohexol injection was well tolerated, and adverse events were in line with the known safety profile of OMNIPAQUE. We submitted an IND with the FDA in November and received a “Study May Proceed” letter in December 2020 along with feedback from the FDA on the clinical plan. Initiation of the Phase 2 clinical trial has been deferred as we assess potential partner interest.
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
Our primary research and development efforts are led by our teams in Emeryville, California, San Diego, California, and Durham, North Carolina. The following table represents internal programs eligible for further development or partnership:

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

Environmental, Health and Safety (EHS)
We are committed to providing a safe and healthy workplace, promoting environmental excellence in our communities, and complying with all relevant regulations and industry standards. We establish and monitor programs to reduce pollution, prevent injuries, and maintain compliance with applicable regulations. By focusing on such practices, we believe we can affect a meaningful, positive change in our community and maintain a healthy and safe environment. Our animal health facility in Emeryville, California, has accreditation from the Association for Assessment and Accreditation of Laboratory Animal Care, a nonprofit organization that promotes the humane treatment of animals in science through voluntary accreditation and assessment programs. We expect to continue our effort and to refine our EHS policies and practices in 2022. More information on our EHS policies and initiatives is available on our website at www.ligand.com.
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
Captisol
Patents and pending patent applications covering Captisol and methods of making Captisol are owned by us. The patents covering the Captisol product with the latest expiration date is set to be in 2033 (see, e.g., U.S. Patent No. 9,493,582 (expires Feb. 27, 2033)). Other patent applications covering methods of making Captisol, if issued, potentially have terms to 2041. We have asserted U.S. Patents 8,410,077, 9,200,088, and 9,493,582 against Teva in connection with their attempt to obtain FDA approval to manufacture and sell a generic version of Evomela®. We also own several patents and pending patent applications covering drug products containing Captisol as a component. Globally, we own approximately 440 issued patents covering all of the foregoing Captisol compositions, methods and related technology.
Seven Captisol patents in several families are listed in the Orange Book in connection with numerous prescription drugs currently on the market. These Captisol-enabled drugs include Nexterone (Baxter), Kyprolis (Amgen), Noxafil (Merck), Evomela (Acrotech/CASI), Baxdela (Melinta) and Zulresso (Sage). These patents are listed in the table below, and each patent family containing these patents has pending and/or granted counterparts in Europe, China and Japan.

Orange Book-listed Captisol Patents and Selected Foreign Patents
Country	Patent No.	Title	Expiration (nominal) ‡
United States	7635773	Sulfoalkyl Ether Cyclodextrin Compositions	03/13/2029
United States	8410077	Sulfoalkyl Ether Cyclodextrin Compositions	03/13/2029
United States	9200088	Sulfoalkyl Ether Cyclodextrin Compositions	03/13/2029
United States	10117951	Sulfoalkyl Ether Cyclodextrin Compositions	03/13/2029
United States	9750822	Sulfoalkyl Ether Cyclodextrin Compositions	03/13/2029

United States	9493582	Alkylated Cyclodextrin Compositions And Processes For Preparing And Using The Same	2/27/2033
United States	10040872	Alkylated Cyclodextrin Compositions And Processes For Preparing And Using The Same	10/21/2033

‡ Expiration dates are calculated as 20 years from the earliest nonprovisional filing date to which priority is claimed, and do not take into account disclaimers or extensions that are or may be available in these jurisdictions.

Subject to compliance with the terms of the respective agreements, our rights to receive royalty payments under our licenses with our exclusive licensors typically extend for the life of the patents covering such developments. For a discussion of the risks associated with patent and proprietary rights, see below under “Item 1A. Risk Factors.”
Kyprolis
Patents protecting Kyprolis include those owned by Amgen and those owned by us. The United States patent listed in the Orange Book relating to Kyprolis with the latest expiration date is not expected to expire until 2029. Patents and applications owned by Ligand relating to the Captisol component of Kyprolis are not expected to expire until 2033. Amgen filed suit against several generic drug companies over their applications to make generic versions of Kyprolis. Several generics have settled with Amgen on confidential terms. However, it has been publicly reported that the U.S. launch date for at least Breckenridge Pharmaceuticals’ generic product will be on a date that is held as confidential in 2027 or sooner, depending on certain occurrences. One generic company, Cipla Limited/Cipla USA, Inc. chose not to settle the litigation with Amgen, and proceeded to trial. The District Court upheld the validity of patent claims from three of the patents and the judgment was upheld on appeal.
OmniAb
At the heart of the OmniAb technology stack are our proprietary transgenic animals, including OmniRat, OmniMouse and OmniChicken, which have been genetically modified to generate antibodies with human sequences to facilitate development of human therapeutic candidates. OmniFlic and OmniClic are common light-chain rats and chickens, respectively, designed to generate bispecific antibodies. OmniTaur provides cow-inspired antibodies with unique structural characteristics for challenging targets. To our knowledge, we are the industry’s only four-species in vivo antibody discovery platform, making OmniAb the most diverse host system available in the industry.
We have received patent protection on OmniAb animals and methods in over 40 jurisdictions, including the United States, multiple countries throughout Europe, Japan and China. These platform patents and applications owned by us are expected to expire between 2028 and 2039 and partners are able to use the OmniAb patented technology to generate novel antibodies, which may be entitled to additional patent protection.
OmniAb’s business will include the Ab Initio computational antigen design technology, Icagen’s ion channel technology, the xPloration high-throughput screening technology, in addition to the suite of OmniAb transgenic animals used for antibody discovery. Ab Initio owns a portfolio of issued patents and pending patent applications directed to SIRP-gamma polypeptides and apelin (APJ) receptor binding domains that includes issued patents in the United States and Europe and patent applications in the United States and multiple other countries. The patents and applications in Ab Initio’s owned portfolio are expected to expire between 2036 and 2040. Icagen owns a portfolio of issued patent and pending patent applications directed to X-ray fluorescence-based detection of binding events and transport across barriers and related inventions, including 22 issued patents in the Unites States and patents issued in Europe, Japan and China as well as pending patent applications in the U.S. and Europe. The patents and applications in Icagen’s portfolio are expected to expire between 2023 and 2040. xCella’s technology includes a microcapillary platform that can screen single B cells for specificity and bioactivity, which expand our existing single- B cell assay capabilities in the OmniAb technology platform. xCella owns a patent portfolio that includes three issued patents in the United States and pending patent applications in the U.S. and multiple other countries. The patents and applications in xCella’s owned portfolio are expected to expire between 2036 and 2040.
OmniAb’s intellectual property will remain with OmniAb following the planned separation of OmniAb into a new public company. For more information regarding the OmniAb separation, see “Business—2021 and Recent Major Business Highlights—The Separation and Distribution of OmniAb Business.”
Ligand UK Development Limited
Under the terms of our sale of Vernalis (R&D) Limited to HitGen in December 2020, Ligand retained a portfolio of fully-funded shots on goal, which now include S65487, a Bcl-2 inhibitor, and S64315, an Mcl-1 inhibitor for treatment of cancers, both of which are partnered with Servier in collaboration with Novartis, VER250840 (an oral, selective Chk1 inhibitor for treatment of cancer), and V158866, a novel, oral, selective fatty acid amide hydrolase (FAAH) inhibitor for CNS disorders, partnered with Neuritek Therapeutics. These programs and their IP are now owned by Ligand UK Development Limited, which has a worldwide patent portfolio of over 200 granted patents in over 70 countries. This patent portfolio is mature, with expected expiry dates between 2022 and 2033.
Pelican Expression Technology Platform
We acquired the Pelican Expression Technology platform through acquisition of Pfenex Inc. in October 2020. This acquisition brought a robust portfolio of patents and patent applications along with substantial know-how and trade secrets which protect various aspects of our core Pelican Expression Technology business. As of December 31, 2021, we were the sole owner of a patent portfolio that consisted of over 200 patents and 50 pending patent applications worldwide that provide material coverage for our platform technology, licensed products and product candidates. Our U.S. issued patents expire during the time period beginning in 2025 and ending in 2038. Our owned and exclusively licensed patent portfolio includes claims directed to methods for recombinant protein production and methods for rapid screening of an array of expression systems, tools for protein expression such as P. fluorescens promoters, secretion leaders, plasmid maintenance systems, improved methods for non-standard amino acid incorporation and fusion partners for peptide production. In addition, our IP covers methods for producing certain classes of proteins such as cytokines, growth factors and antibody derivatives, as well as expression strains and methods for production, purification and formulation of certain vaccine antigens, peptides, therapeutic enzymes, human cytokines, etc.
Human Capital Management
We recognize and take care of our employees by offering a wide range of competitive pay, recognition, and benefit programs. We are proud to provide our employees the opportunity to grow and advance as we invest in their education and career development. As of December 31, 2021, we have 154 employees, of whom 118 are involved directly in scientific research and development activities.
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
Investor Information
Financial and other information about us is available on our website at www.ligand.com. We make available on our website, without charge, copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may obtain copies of these documents by visiting the SEC’s website at www.sec.gov. In addition, we use Twitter (@Ligand_LGND) and our investor relations website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Investors should monitor our Twitter account and our website, in addition to following our press releases, SEC filings, public conference calls and webcasts. These website addresses and the information accessible through out Twitter account are not intended to function as hyperlinks, and the information contained in our website and in the SEC’s website is not intended to be a part of this filing.

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

A significant portion of our royalty revenue is based on sales of Kyprolis by Amgen and sales of Evomela by Acrotech Biopharma. Royalties, including payments from Amgen and Acrotech Biopharma, are expected to be a substantial portion of our ongoing revenues for the foreseeable future. Any setback that may occur with respect to any of our partners' products, and in particular Kyprolis, could significantly impair our operating results and/or reduce our revenue and the market price of our stock. Setbacks for the products could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, including Amgen's or Acrotech Biopharma's failure to enforce their respective intellectual property rights, competition with existing or new products and physician or patient acceptance of the products, as well as higher than expected total rebates, returns, discounts, or unfavorable exchange rates. These products also are or may become subject to generic competition. For example, we entered into a settlement agreement with Teva and Acrotech Biopharma (the holder of the NDA for Evomela) which will allow Teva to market a generic version of Evomela in the United States on June 1, 2026, or earlier under certain circumstances. The entry of generic competition for Evomela may materially and adversely affect the revenue we derive from Evomela sales. Also, Amgen has settled patent litigation related to Kyprolis on confidential terms with several parties, but it has been publicly reported that the U.S. launch date for at least Breckenridge Pharmaceuticals’ applicable generic product will be “on a date that is held as confidential in 2027 or sooner, depending on certain occurrences.”
Future revenue from sales of Captisol material to our license partners may be lower than expected.
Revenues from sales of Captisol material to our collaborative partners, including Amgen, Gilead and the Gilead consortium, represent a significant portion of our current revenues. Any setback that may occur with respect to Captisol could significantly impair our operating results and/or reduce the market price of our stock. Setbacks for Captisol could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the products using Captisol. In addition, revenue from Captisol sales related to remdesivir may not continue or materially increase due to a number of factors, including: if Gilead successfully develops or manufactures an alternative formulation of remdesivir that does not incorporate Captisol or uses less Captisol in such formulation; if remdesivir is later shown to not be effective or safe for the treatment of COVID-19; the FDA revises or revokes its approval of remdesivir; if alternative therapies or vaccines are approved, including potential treatments for COVID-19 in pill or other forms that are being developed or which may be developed by other companies; or the risk of COVID-19 infection significantly diminishes, in which case the commercial opportunity could be materially and adversely affected. For example, Gilead has announced plans to develop an inhaled dosage form of remdesivir that uses less Captisol than the current formulation and expects results from an ongoing proof-of-concept study later this year.
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
Further, under most of our Captisol outlicenses, the amount of royalties we receive will be reduced or will cease when the relevant patent expires. Our low-chloride patents and foreign equivalents are not expected to expire until 2033, our high purity patents and foreign equivalents, are not expected to expire until 2029 and our morphology patents and foreign equivalents, are not expected to expire until 2026 in the United States, but the initially filed patents relating to Captisol expired starting in 2010 in the United States and in 2016 in most countries outside the United States. If our other intellectual property rights are not sufficient to prevent a generic form of Captisol from coming to market and if in such case our partners choose to terminate their agreements with us, our Captisol revenue may decrease significantly.
We rely heavily on collaboration relationships to generate milestone and royalty payments and our collaboration partners have significant discretion when deciding whether to pursue any development program, and any failure by our partners to successfully develop a product candidate or a termination or breach of any of the related agreements could reduce our milestone and license fee revenue, and potentially reduce future royalties.
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
In addition, biopharmaceutical development is inherently uncertain and very few therapeutic candidates ultimately progress through clinical development and receive approval for commercialization. If our partners do not receive regulatory approval for a sufficient number of therapeutic candidates originating from our partnerships, we may not be able to sustain our business model.
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
Our OmniAb antibody platform faces specific risks, including the quality of our antibody discovery platform and technological capabilities and their acceptance by new and existing partners in our market.
We utilize our OmniAb technology platform to discover antibodies for further development and potential commercialization by our partners. As a result, the quality and sophistication of our platform is critical to our ability to conduct our research discovery activities and to deliver more promising antibodies and other drugs and to accelerate and lower the costs of discovery as compared to traditional methods for our partnerships. Failure of antibodies discovered using our platform can occur at any stage of discovery, preclinical or clinical development, and any such failures may reduce our partners’ confidence in our platform. We also believe that pharmaceutical and biotechnology companies are likely to be particularly sensitive to defects and errors in the use of our platform, including if our platform fails to deliver meaningful acceleration of certain research timelines accompanied by results at least as good as the results generated using legacy or other alternative technologies. There can be no guarantee that our platform will meet the expectations of pharmaceutical and biotechnology companies. If we are unsuccessful in achieving and maintaining market acceptance of our platform, our business, financial condition, results of operations and prospects could be adversely affected.

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
The OmniAb antibody platform could become subject to more extensive government regulation than we currently anticipate, and regulatory compliance obligations and the investigational exemption and approval processes to which our animals may become subject are expensive, time-consuming and uncertain both in timing and in outcome.
We believe our OmniAb platform operations are currently subject to limited direct regulation by the FDA, EMA, comparable foreign authorities or other regulatory bodies. However, our business could in future become subject to more direct oversight by the FDA, EMA or other comparable domestic or international agencies. For example, we may be subject to evolving and variable regulations governing the production of genetically engineered organisms. In particular, the FDA regulates animals whose genomes have been intentionally altered, and the FDA considers such alterations to be new animal drugs that may require approvals or exemptions in order to be commercially marketed or for investigational use in the United States. For example, we have been in communication with the FDA regarding the regulatory requirements applicable to our OmniChickens designed to produce human immunoglobulins, and the FDA has advised us that such approvals or exemptions are not required in light of the early stage of our research. However, the FDA may determine that we are not in compliance with the conditions imposed upon us to avoid the requirement for such approvals or exemptions at present or we may later become subject to such approvals or exemptions. Furthermore, while we have no active plans to operate a manufacturing facility designed to comply with current good manufacturing practices (cGMPs), future market pressures or the lack of available capacity at cGMP manufacturing facilities may necessitate our entry into this market. Complying with such regulations may be expensive, time-consuming and uncertain, and if we fail to comply with any applicable requirements enforced by the FDA with respect to our intentionally genetically altered animals or otherwise, we may be subject to administratively or judicially imposed sanctions, including restrictions on our products or operations, warning or untitled letters, civil or criminal penalties, injunctions, product seizures, product detentions, import bans, product recalls, or adverse publicity requirements, any of which could have an adverse effect on our business, financial condition and operating results.
Our OmniAb antibody platform utilizes various species of animals that could contract disease or die and could otherwise subject us to controversy and adverse publicity, which may interrupt our business operations or harm our reputation.
Our OmniAb platform utilizes animals to discover and produce antibodies. We cannot completely eliminate the risks of animals contracting disease, which from time to time has occurred, or a natural or manmade disaster that could cause death to valuable production animals, in our vivarium facilities, which house our chickens, or those of the contract research organizations (CROs) that maintain our mouse and rat colonies. We cannot make any assurance that we or our CROs will be able to contain or reverse any such instance of disease. Although we maintain backup colonies of our animals, disease or death on a broad scale could materially interrupt business operations as animals are a key part of our antibody discovery programs, which could have a material adverse effect on our results of operations and financial condition.
Further, genetic engineering and testing of animals has been the subject of controversy and adverse publicity. Animal rights groups and other organizations and individuals have attempted to stop animal testing activities by pressing for legislation and regulation in these areas and by disrupting these activities through protests and other means. To the extent the activities of these groups are successful, our research and development activities and the ability for us and our partners to use our technology platform could be interrupted or delayed, our costs could increase and our reputation could be harmed.
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
In November 2021, we announced our intention to split Ligand into two separate, publicly traded companies with one featuring the OmniAb business, including Ab Initio computational antigen design, Icagen’s ion channel technology, xPloration high-throughput screening technology, and the suite of OmniAb animals used for antibody discovery and the other featuring Ligand’s existing collection of core royalties, technologies, pipeline and contracts associated with the Pelican protein expression platform and the Captisol business. Although an IPO and eventual distribution of OmniAb shares to Ligand shareholders was the leading option under consideration at that time, due to market conditions and further review from management and advisors, we expect to achieve the separation through a direct spin of 100% of OmniAb equity to shareholders with Ligand capitalizing the OmniAb business directly. Although we currently are pursuing a direct spin, we will continue to evaluate other options to optimize value and ensure flexibility to invest in growth, including keeping the business together. We expect OmniAb to file a Form 10 with the SEC and complete its separation in the first half of 2022. The separation, if pursued, will be subject to market, tax and legal considerations, final approval by our Board of Directors and other customary requirements, and may not occur on the expected timeframe, or at all. Unanticipated developments, including difficulty in separating the assets and resources of our OmniAb business from the rest of our assets and resources, changes to the competitive environment for OmniAb’s or our respective businesses, possible delays in obtaining or failure to obtain tax opinions, regulatory or other approvals or clearances to approve or facilitate the separation, uncertainty in financial markets and other challenges in executing the separation, as planned, could delay or cause the separation to occur on terms or conditions that are different or less favorable than expected.
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
The current COVID-19 worldwide pandemic has presented substantial public health and economic challenges and is affecting our employees and partners, patients, communities and business operations, as well as the U.S. and global economy and financial markets. International and U.S. governmental authorities in impacted regions continue to take actions in an effort to slow the spread of COVID-19, including issuing varying forms of “stay-at-home” orders, and restricting business functions outside of one’s home. In response, at various times during the pandemic, we have restricted in-person access to our executive offices, our administrative employees are mostly working remotely, and we have limited the number of staff in our research and development laboratories and other facilities. Although we have since lifted most of the restrictions we previously imposed and currently do not believe the COVID-19 pandemic is having a material impact on our business, we cannot guarantee that the COVID-19 pandemic, or a similar event, will not impact our operations in the future.
Several of our partners have reported that their operations have been impacted including delays in research and development programs and deprioritizing clinical trials in favor of treating patients who have contracted the virus or to prevent the spread of the virus. This may lead to clinical trial protocol deviations or to discontinuation of treatment for patients who are currently enrolled in the clinical trials being conducted by us or our partners. In addition, certain of our partners have reported negative impacts on product sales which will impact our royalty revenues. Although we believe that we and our partners have adjusted our business practices to the impacts of the COVID-19 pandemic, we may experience disruptions that could severely impact our business, drug manufacturing and supply chain, nonclinical activities and clinical trials and our partners’ business may be impacted in similar ways, including due to:
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
We permit our partners to list our patents that cover their branded products in the Orange Book. If a third party submits an NDA or ANDA for a generic drug product that relies in whole or in part on studies contained in our partner’s NDA for their branded product, the third party will have the option to certify to the FDA that, in the opinion of that third party, the patents listed in the Orange Book for our partner’s branded product are invalid, unenforceable, or will not be infringed by the manufacture, use or sale of the third party’s generic drug product. A third party certification that a new product will not infringe Orange Book-listed patents, or that such patents are invalid, is called a paragraph IV patent certification. If the third party submits a paragraph IV patent certification to the FDA, a notice of the paragraph IV patent certification must be sent to the NDA owner and the owner of the patents that are subject to the paragraph IV patent certification notice once the third-party’s NDA or ANDA is accepted for filing by the FDA. A lawsuit may then be initiated to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of the receipt of notice of a paragraph IV patent certification automatically prevents the FDA from approving the generic NDA or ANDA until the earlier of the expiration of a 30-month period, the expiration of the patents, the entry of a settlement order stating that the patents are invalid or not infringed, a decision in the infringement case that is favorable to the NDA or ANDA applicant, or such shorter or longer period as the court may order. If a patent infringement lawsuit is not initiated within the required 45-day period, the third-party’s NDA or ANDA will not be subject to the 30-month stay.

Several third-parties have challenged, and additional third parties may challenge, the patents covering our partner’s branded products, including Kyprolis and Evomela, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. We may from time to time become party to litigation or other proceedings as a result of Paragraph IV certifications. For example, as a result of the settlement of one such matter, Teva will be permitted to market a generic version of Evomela® in the United States on June 1, 2026 or earlier under certain circumstances. The terms of the settlement agreement are otherwise confidential. Also, as noted above, Amgen has settled patent litigation related to Kyprolis on confidential terms with several parties, but it has been publicly reported that the U.S. launch date for at least Breckenridge Pharmaceuticals’ applicable generic product will be “on a date that is held as confidential in 2027 or sooner, depending on certain occurrences.”
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
For biologics, the Biologics Price Competition and Innovation Act of 2009, BPCIA, provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell biosimilar or interchangeable versions of brand name biological products. Due to the large size and complexity of biological products, as compared to small molecules, a biosimilar must be “highly similar” to the reference product with “no clinically meaningful differences between the two.” The BPCIA does not require reference product sponsors to list patents in an Orange Book and does not include an automatic 30-month stay of FDA approval upon the timely filing of a lawsuit. The BPCIA, however, does require a formal pre-litigation process which includes the exchange of information between a biosimilar applicant and a reference biologic sponsor that includes the identification of relevant patents and each parties’ basis for infringement and invalidity. After the exchange of this information, sponsors may then initiate a lawsuit within 30 days to defend the patents identified in the exchange. If the biosimilar applicant successfully challenges the asserted patent claims it could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or result in a finding of non-infringement. Such litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could limit our partners’ ability to prevent third parties from competing with their products or product candidates.
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
From time to time, legislation is implemented to reign in rising healthcare expenditures. By way of example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, was enacted, which included a number of provisions affecting the pharmaceutical industry, including, among other things, annual, non-deductible fees on any entity that manufactures or imports some types of branded prescription drugs and increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden had issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.
Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which was temporarily suspended from March 1, 2020 through March 31, 2022, and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot predict whether other legislative changes will be adopted, if any, or how such changes would affect our operations or financial condition.
If we or our commercialization partners market products in a manner that violates healthcare laws, we may be subject to civil or criminal penalties.

We and our collaboration partners are subject to federal and state healthcare laws, including fraud and abuse, anti-kickback, false claims, physician payment transparency and civil monetary penalties. These laws may impact, among other things, financial arrangements with physicians, sales, marketing and education programs and the manner in which any of those activities are implemented. If our operations or those of our collaboration partners are found to be in violation of any of those laws or any other applicable governmental regulations, we or our collaboration partners may be subject to penalties, including civil and criminal penalties, damages, fines, imprisonment, exclusion from government healthcare programs or the curtailment or restructuring of operations, any of which could adversely affect our ability to operate our business and our financial condition.
Changes in and actual or perceived failures to comply with applicable data privacy, security and protection laws, regulations, standards and contractual obligations may adversely affect our business, operations and financial performance.
We and our partners may be subject to federal, state, and foreign laws and regulations that govern data privacy and security. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and may increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations govern the collection, use, disclosure, and protection of personal information, including state data breach notification laws, federal and state health information privacy laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by HIPAA or applicable state laws.
We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the European Union General Data Protection Regulation (GDPR) governs certain collection and other processing activities involving personal data about individuals in the European Economic Area (EEA). Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States; in July 2020, the Court of Justice of the European Union (CJEU) limited how organizations could lawfully transfer personal data from the EU/EEA to the United States by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). The European Commission issued revised SCCs on June 4, 2021 to account for the decision of the CJEU and recommendations made by the European Data Protection Board. The revised SCCs must be used for relevant new data transfers from September 27, 2021; existing standard contractual clauses arrangements must be migrated to the revised clauses by December 27, 2022. The new SCCs apply only to the transfer of personal data outside of the EEA and not the United Kingdom; the UK’s Information Commissioner’s Office launched a public consultation on its draft revised data transfers mechanisms in August 2021 and laid its proposal before Parliament, with the UK SCCs expected to come into force in March 2022, with a two-year grace period. There is some uncertainty around whether the revised clauses can be used for all types of data transfers, particularly whether they can be relied on for data transfers to non-EEA entities subject to the GDPR. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.
Compliance with applicable data privacy and security laws, rules and regulations could require us to take on more onerous obligations in our contracts, require us to engage in costly compliance exercises, restrict our ability to collect, use and disclose data, or in some cases, impact our or our partners’ ability to operate in certain jurisdictions. Each of these constantly evolving laws can be subject to varying interpretations. If we fail to comply with any such laws, rules or regulations, we may face government investigations and/or enforcement actions, fines, civil or criminal penalties, private litigation or adverse publicity that could adversely affect our business, financial condition and results of operations.
Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business or the business of our partners.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business or the business of our partners. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. If the timing of FDA’s review and approval of new products is delayed, the timing of our or our partners’ development process may be delayed which would result in delayed milestone revenues and materially harm our operations of business.
Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
As of December 31, 2021, we had U.S. federal and state net operating loss carryforwards (NOLs) of approximately $119.6 million and $176.3 million, respectively. Our federal NOLs expire through 2037 and our state NOLs begin to expire in 2032, if not utilized. Under the Tax Act, any federal NOLs arising in taxable years ending after December 31, 2017 will carry forward indefinitely. As of December 31, 2021, we had federal and California research and development tax credit carryforwards of approximately $9.8 million and $29.7 million, respectively. The federal research and development tax credit carryforwards expire in various years through 2041, if not utilized. The California research and development credit will carry forward indefinitely. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (Code) if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Furthermore, under the Tax Act, although the treatment of tax losses generated in tax years beginning before December 31, 2017 has generally not changed, tax losses generated in tax years beginning after December 31, 2017 may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite having potentially generated a loss for federal income tax purposes in prior years. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results.
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

Our business is increasingly dependent on critical, complex and interdependent information technology systems, including internet-based systems, to support business processes as well as internal and external communications. We operate some of these systems and networks, but we also rely on third-party providers for various products and services across our operations. Despite the implementation of security measures, our information technology systems and those of our partners and third party service providers are vulnerable to damage from cyber-attacks, computer viruses and malware (e.g. ransomware), security breaches, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures.
Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the technologies used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are (and may continue to be) working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The White House, SEC and other regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks.
We and certain of our service providers are from time to time, subject to cyberattacks and security incidents. While we do not believe that we have experienced any significant system failures, accidents or security breaches, if such an event were to occur and cause interruptions in our or our critical third parties’ operations, it could lead to the loss of trade secrets or other intellectual property, as well as the public exposure of personal information of our employees and others, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures to remedy. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our business, reputation, and financial condition could be harmed. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all applicable insurance policies.
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
As of December 31, 2021, we had $343.3 million aggregate principal amount of 2023 Notes. The notes are convertible into cash, and if applicable, shares of our common stock under certain circumstances, including trading price conditions related to our common stock. Upon conversion, we are required to record a gain or loss for the difference between the fair value of the notes to be extinguished and their corresponding net carrying value. The fair value of the notes to be extinguished depends on our current incremental borrowing rate. If our incremental borrowing rate at the time of conversion is lower than the implied interest rate of the notes, we will record a loss in our consolidated statement of income during the period in which the notes are converted.
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

Our common stock has experienced significant price and volume fluctuations and may continue to experience volatility in the future. Many factors may have a significant impact on the market price of our common stock, including, but not limited to, the following factors: results of or delays in our preclinical studies and clinical trials; the success of our collaboration agreements; publicity regarding actual or potential medical results relating to products under development by us or others; announcements of technological innovations or new commercial products by us or others; developments in patent or other proprietary rights by us or others; market perception of our plan to spin out the OmniAb business; comments or opinions by securities analysts or major stockholders or changed securities analysts' reports or recommendations; future sales or shorting of our common stock by existing stockholders; regulatory developments or changes in regulatory guidance; litigation or threats of litigation; economic and other external factors or other disaster or crises; the departure of any of our officers, directors or key employees; period-to-period fluctuations in financial results; and price and volume fluctuations in the overall stock market.
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
The following table summarizes our principal facilities leased as of December 31, 2021, including the location and size of each facility, and their designated use. We also lease facilities in other locations. In 2022, we are expanding our office and research and development facilities in Emeryville and will lease approximately 35,000 square feet of space under leases expiring in 2032. We believe our facilities are adequate for our current and near-term needs, and we will be able to locate additional facilities, as needed.

Location	Approximate Square Feet	Operation	Lease Expiration Date
San Diego, CA	54,000	Office and laboratory	March 2024
Emeryville, CA	22,000	Corporate headquarter office and laboratory	March 2032
Durham, NC	30,000	Office and laboratory	February 2029
Las Vegas, NV	2,100	Office	September 2022

Item 3.	Legal Proceedings

See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10), Commitments and Contingencies—Legal Proceedings.”

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market under the symbol “LGND.” As of February 23, 2022, there were approximately 398 holders of record of the common stock.
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
During the fiscal year ended December 31, 2021, we did not repurchase any shares of our common stock under the stock repurchase program approved by our board of directors in September 2019, under which we may acquire up to $500 million of our common stock in open market and negotiated purchases for a period of up to three years. Authorization to repurchase $248.8 million of our common stock remained available as of December 31, 2021.
The information required by Item 201(d) of Regulation S-K is incorporated by reference to the 2022 Annual Meeting Proxy Statement as defined in Item 10 below.
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

Value of $100 Invested Over Time

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Ligand	$100.00	$134.76	$133.55	$102.64	$97.87	$152.01
NASDAQ Composite-Total Return	$100.00	$129.64	$125.96	$172.18	$249.51	$304.85
NASDAQ Biotechnology Index	$100.00	$121.66	$110.88	$138.72	$175.38	$175.41

Item 6.	[RESERVED]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) will help readers understand our results of operations, financial condition, and cash flows. It is provided in addition to the accompanying consolidated financial statements and notes. Comparisons under this heading refer to twelve months ended December 31, 2021 and 2020, respectively, unless otherwise indicated.
Our MD&A is organized as follows:
•Results of Operations. Detailed discussion of our revenue and expenses for twelve months ended December 31, 2021 and 2020. A comparison of our results of operations for twelve months ended December 31, 2020 and 2019 can be found under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2021.

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

Results of Operations

Financial results for the year ended December 31, 2021 in this report differ from those included in our earnings release issued February 17, 2022 in that the earnings did not reflect an adjustment to the income tax benefit of $0.4 million that we identified subsequent to the issuance of our earnings release.

Revenue

(Dollars in thousands)	2021	2020	Change	% Change
Royalties	$48,927	$33,796	$15,131	45%
Captisol Sales	164,250	109,959	54,291	49%
Contract Revenue	63,956	42,664	21,292	50%
Total revenue	$277,133	$186,419	$90,714	49%

Royalty revenue is a function of our partners' product sales and the applicable royalty rate. Kyprolis royalty rate is under a tiered royalty rate structure with the highest being 3.0%. Evomela has a fixed royalty rate of 20%. Royalty revenue increased in 2021 as compared to 2020 driven primarily by increases in sales of Evomela and Kryprolis plus the additional royalties from the sale of drugs using the Pelican platform - Rylaze, Pneumosil and Teriparatide. Captisol sales increased year over year in 2021 primarily due to shipments to Gilead for manufacturing Veklury (remdesivir). Contract revenue increased year over year in 2021 due to the continued growth in the OmniAb discovery platform as well as milestone revenue from the acquisitions of Icagen in April 2020 and Pfenex in October 2020.
The following table represents royalty revenue by program:

(in millions)	2021 Estimated Partner Product Sales	Effective Royalty Rate	2021 Royalty Revenue	2020 Estimated Partner Product Sales	Effective Royalty Rate	2020 Royalty Revenue
Kyprolis	$1,148.9	2.4%	$27.5	$1,094.6	2.3%	$25.2
Evomela	50.5	20.0%	10.1	32.6	20.0%	6.4
Other	288.7	3.9%	11.3	178.5	1.2%	2.2
Total	$1,488.1		$48.9	$1,305.7		$33.8

Operating Costs and Expenses

(Dollars in thousands)	2021	2020	Change	% Change
Cost of Captisol	$62,176	$30,419	$31,757	104%
Amortization of intangibles	47,167	23,442	23,725	101%
Research and development	69,012	59,392	9,620	16%
General and administrative	57,483	64,435	(6,952)	(11)%
Other operating income	(37,600)	—	(37,600)	N/A
Total operating costs and expenses	$198,238	$177,688	$20,550	12%

Total operating costs and expenses for 2021 increased $20.6 million or 12% compared with 2020.
Cost of Captisol increased year over year in 2021 primarily due to higher sales of Captisol during 2021.
Amortization of intangibles increased year over year in 2021 primarily due to the acquisition of Pfenex in October 2020.
At any one time, we are working on multiple programs. As such, we generally do not track our R&D expenses on a specific program basis. Our R&D expenses increased year over year in 2021 due to the acquisitions of Icagen in April 2020 and Pfenex in October 2020, which primarily consisted of salaries and lab costs associated with Icagen ($16.5 million) and Pfenex ($22.7 million).
General and administrative expenses increased year over year in 2020 primarily due to $20.7 million acquisition and integration related expenses associated with the Pfenex acquisition.
Other operating income in 2021 was due to reducing the fair value of the CVR liability associated to the acquisition of Pfenex to zero, as the CVR payment expiration date passed on December 31, 2021 without achieving the triggering event. We did not have any other operating income in 2020.
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
Other income (expense)

(Dollars in thousands)	2021	2020	Change	% Change
Gain (loss) from short-term investments	$(3,997)	$(16,933)	$12,936	(76)%
Interest income	886	8,078	(7,192)	(89)%
Interest expense	(19,626)	(27,420)	7,794	28%
Other expense, net	(8,860)	(108)	(8,752)	(8104)%
Total other income (expense), net	$(31,597)	$(36,383)	$4,786	13%

The fluctuation in the gain (loss) from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock (an unrealized loss of $9.6 million in 2021 as compared to an unrealized loss of $19.0 million in 2020).

Interest income consists primarily of interest earned on our short-term investments. The year over year decrease in 2021 resulted from the decrease in our short-term investment balances due to the usage of funds for the 2023 Notes repurchases.
Interest expense includes the 0.75% coupon cash interest expense in addition to the non-cash accretion of discount (including the amortization of debt issuance costs) on our 2023 Notes. The year over year decrease in 2021 was primarily due to lower average debt outstanding balance as compared to the prior year. The 2019 Notes were paid off upon the maturity date in August 2019. During 2021, we repurchased $152.0 million in principal of the 2023 Notes for $156.0 million in cash, including accrued interest of $0.3 million. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Convertible Senior Notes.”
Other expense, net, increased year over year in 2021 primarily due to a $7.3 million loss on our debt extinguishments compared to $2.5 million loss on debt extinguishments in 2020. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (1), Basis of Presentation and Summary of Significant Accounting Policies - Commercial License and Other Economic Rights.”
Income tax benefit (expense)

(Dollars in thousands)	2021	2020	Change	% Change
Income before income tax expense (benefit)	$47,298	$(10,538)	$57,836	(549)%
Income tax benefit (expense)	9,840	7,553	2,287	30%
Net income (loss)	$57,138	$(2,985)	$60,123	(2,014)%
Effective Tax Rate	(21)%	72%

Our effective tax rate for 2021 and 2020 was (21)% and 72%, respectively. Our tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In 2021, the variance from the U.S. federal statutory rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory rates than the U.S. federal statutory tax rate, primarily due to excess benefits from shared-based compensation. In 2020, the variance from the U.S. federal statutory rate of 21% was primarily attributable to the mix of earnings in jurisdictions with lower statutory rates than the U.S. federal statutory tax rate, primarily the United Kingdom. The items below also had an impact on the difference between our statutory U.S. rate.

2021
•$11.9 million (25.2%) decrease due to excess tax benefits from share-based compensation which are recorded as a discrete item within the provision for income tax pursuant to ASU 2016-09
•$8.2 million (17.3%) decrease due to the revaluation of contingent value rights
•$3.2 million (6.8%) increase from Section 162(m) limitation
•$2.7 million (5.7%) decrease from research and development tax credits

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
At December 31, 2021, we had approximately $341.1 million in cash, cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments decreased by $70.1 million from last year, due to factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, which decreased during 2021 primarily from extinguishment of debt, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.

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
In May 2018, we issued the 2023 Notes with an aggregate principal amount of $750.0 million. A portion of the proceeds from such issuance totaling $49.7 million were used to repurchase 260,000 shares of our common stock. During 2020, we repurchased $254.7 million in principal of the 2023 Notes for $222.8 million in cash, including accrued interest of $0.6 million. During 2021, we repurchased $152.0 million in principal of the 2023 Notes for $156.0 million in cash, including accrued interest of $0.3 million. After the repurchases, $343.3 million in principal amount of the 2023 Notes remain outstanding as of December 31, 2021. During February 2022, we repurchased additional $125.5 million in principal of the 2023 Notes for $123.9 million in cash, including accrued interest of $0.3 million.
We may continue to use cash on hand to repurchase additional 2023 Notes through open-market transactions, including through Rule 10b5-1 trading plan to facilitate open-market repurchases, or otherwise, from time to time. The timing and amount of repurchase transactions will be determined by management based on the evaluation of market conditions, trading price of the 2023 Notes, legal requirements and other factors. The 2023 Notes were not convertible as of December 31, 2021. It is our intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. See detail in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Convertible Senior Notes.”
We are obligated to make payments to operating leases, including rental commitments on leases that have not yet commenced. For information on these obligations, see detail in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (6), Leases.”
We also have commitments under our supply agreement with Hovione for Capitsol purchases. Total purchase obligation as of December 31, 2021 was $40.9 million, of which $24.0 million is expected to be paid within a year and the remain amount is expected to be paid between 1 to 3 years.
In September 2018, our Board of Directors authorized us to repurchase up to $200.0 million of our common stock from time to time over a period of up to three years. On January 23, 2019, our Board of Directors increased the share repurchase authorization by $150.0 million. The available amount under the $350.0 million repurchase plan was fully utilized during the third quarter of 2019.
On September 11, 2019, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $500.0 million of our common stock from time to time over the next three years. We expect to acquire shares primarily through open-market transactions and have entered into a Rule 10b5-1 trading plan, and may enter into additional Rule 10b5-1 trading plans in the future, to facilitate open-market repurchases. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Our prior $350.0 million stock repurchase program mentioned above was terminated in connection with the approval of the new stock repurchase program. Authorization to repurchase $248.8 million of our common stock remained available as of December 31, 2021. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities.”
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
As of December 31, 2021, we had $11.1 million in fair value of contingent consideration liabilities associated with the acquisitions to be settled in future periods.

Cash Flow Summary

(in thousands)	2021	2020	2019
Net cash provided by (used in):
Operating activities	$78,798	$54,586	$(29,336)
Investing activities	$30,523	$231,648	$466,918
Financing activities	$(137,761)	$(310,545)	$(485,172)

In 2021, we generated cash from operations, primarily from issuance of common stock under employee stock plans. During the year we generated cash from investing activities due to the proceeds from the sale and maturity of short-term investments. We used cash for financing activities, including the payments related to the extinguishment of certain 2023 Notes.
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

Revenue Recognition

We apply the following five-step model in accordance with ASC 606 in order to determine the revenue: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
We receive royalty revenue on sales by our partners of products covered by patents that we or our partners own under contractual agreements. We do not have future performance obligations under these license arrangements. We generally satisfy our obligation to grant intellectual property rights on the effective date of the contract. However, we apply the royalty recognition constraint required under the guidance for sales-based royalties which requires a royalty to be recorded no sooner than the underlying sale occurs. Therefore, royalties on sales of products commercialized by our partners are recognized in the quarter the product is sold. Our partners generally report sales information to us on a one quarter lag. Thus, we estimate the expected royalty proceeds based on an analysis of historical experience and interim data provided by our partners including their publicly announced sales. Differences between actual and estimated royalty revenues, which have not been material, are adjusted in the period in which they become known, typically the following quarter.
Our contracts with customers often will include variable consideration in the form of contingent milestone-based payments. We include contingent milestone based payments in the estimated transaction price when it is probable a significant reversal in the amount of cumulative revenue recognized will not occur. These estimates are based on historical experience, anticipated results and our best judgment at the time. If the contingent milestone based payment is sales-based, we apply the royalty recognition constraint and record revenue when the underlying sale has taken place. Significant judgments must be made in determining the transaction price for our sales of intellectual property. Because of the risk that products in development with our partners will not reach development based milestones or receive regulatory approval, we generally recognize any contingent payments that would be due to us upon the development milestone or regulatory approval. Depending on the terms of the arrangement, we may also defer a portion of the consideration received if we have to satisfy a future obligation, which typically occurs with our contracts for R&D services.

For R&D services we recognize revenue over time and we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time it will take us to complete the activities, or the costs we may incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make numerous estimates and use significant judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.
Revenue from Captisol sales is recognized when control of Captisol material or intellectual property license rights is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. For Captisol material, we consider our performance obligation is satisfied at a point in time, once we have transferred control of the product, meaning the customer has the ability to use and obtain the benefit of the Captisol material or intellectual property license right. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control. Sales tax and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. We have elected to recognize the cost of freight and shipping when control over Captisol material has transferred to the customer as an expense in Cost of Captisol. We expense incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial. We did not incur any incremental costs of obtaining a contract during the periods reported.

We occasionally have sub-license obligations related to arrangements for which we receive license fees, milestones and royalties. We evaluate the determination of gross as a principal versus net as an agent reporting based on each individual agreement.
Intangible Assets and Other Long-Lived Assets — Impairment Assessments

We regularly perform reviews to determine if an event occurred that may indicate the carrying values of our intangible and other long-lived assets are impaired. If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by comparing its carrying amounts to its undiscounted cash flows. If the affected assets are not recoverable, we estimate the fair value of the assets and record an impairment loss if the carrying value exceeds the fair value. Factors that may indicate potential impairment include a significant decline in our stock price and market capitalization compared to net book value, significant changes in the ability of an asset to generate positive cash flows and the pattern of utilization of a particular asset.
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
On April 1, 2020, we acquired the core assets, including its partnered programs and ion channel technology from Icagen and certain of its affiliates for total cash consideration of $15.1 million, and a contingent earn-out payment of up to $25.0 million based on certain revenue milestones with an estimated fair value upon acquisition of $4.8 million. The fair value of the earn-out liability was determined using a probability weighted income approach incorporating the estimated future cash flows from expected future milestones. These cash flows were then discounted to present value using a discount rate based on the market participants' cost of debt reflective of Icagen. The fair value of the liability is assessed at each reporting date and the change in fair value is recorded in our consolidated statements of operations. The carrying amount of the liability may fluctuate significantly and actual amounts paid may be materially different than the carrying amount of the liability. The fair value of the contingent consideration liability as of December 31, 2021 was $7.4 million.
On October 1, 2020, we acquired Pfenex, which develops next-generation and novel protein therapeutics to improve existing therapies and create new therapies for biological targets linked to critical, unmet diseases using a protein expression technology platform. The purchase price of $465.1 million included $429.6 million cash consideration paid upon acquisition, and a CVR payment of up to $77.8 million of cash payments based on certain specified milestones with an estimated initial fair value of $37.0 million, net of $1.5 million recorded as post-acquisition expenses based on double trigger accelerate feature. The fair value of the CVR liability was determined using a probability adjusted income approach. These cash flows were then discounted to present value using a discount rate based on the market participants' cost of debt reflective of Pfenex. The liability is periodically assessed based on events and circumstances related to the underlying milestone, and any change in fair value is recorded in our consolidated statements of operations. The fair value of the CVR liability as of December 31, 2021 was reduced to zero as the CVR payment expiration date passed on December 31, 2021 without achieving the payment triggering event.
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

Restricted stock unit (RSU) and performance stock unit (PSU) are all considered restricted stock. The fair value of restricted stock is determined by the closing market price of our common stock on the date of grant. We recognize share-based compensation expense based on the fair value on a straight-line basis over the requisite service periods of the awards, taking into consideration of forfeitures as they occur. PSU generally represents a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. At each reporting period, we reassess the probability of the achievement of such corporate performance goals and any expense change resulting from an adjustment in the estimated shares to be released are treated as a cumulative catch-up in the period of adjustment. A limited amount of PSUs contain a market condition dependent upon the Company’s relative and absolute total stockholder return over a three-year period, with a range of 0% to 200% of the target amount granted to be issued under the award. Share-based compensation expense for these PSUs is measured using the Monte-Carlo simulation valuation model and is not adjusted for the achievement, or lack thereof, of the market conditions.
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

Investment Portfolio Risk

At December 31, 2021, our investment portfolio included investments in available-for-sale securities of $321.6 million, including the investment in Viking common stock and warrants of $30.9 million. These securities are subject to market risk and may decline in value based on market conditions.

Equity Price Risk

Our 2023 Notes include conversion and settlement provisions that are based on the price of our common stock at conversion or maturity of the notes, as applicable. As of December 31, 2021, the “if-converted value” did not exceed the principal amount of the 2023 Notes. See detail in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (7), Convertible Senior Notes.”

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

We have audited the accompanying consolidated balance sheets of Ligand Pharmaceuticals Incorporated (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment assessment of finite-lived intangibles
Description of the Matter
At December 31, 2021, the Company’s finite-lived intangible assets totaled $551.0 million. As discussed in Note 1 to the consolidated financial statements, the Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the finite-lived intangibles are not expected to be recovered through future undiscounted cash flows. The Company did not identify indicators of impairment for its finite-lived intangibles at December 31, 2021.
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

San Diego, California
February 28, 2022

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$19,522	$47,619
Short-term investments	321,586	363,567
Accounts receivable, net	85,453	56,847
Inventory	27,326	26,487
Income taxes receivable	6,193	2,217
Other current assets	4,671	3,822
Total current assets	464,751	500,559
Deferred income taxes, net	34,482	24,320
Intangible assets, net	551,040	595,330
Goodwill	181,206	189,662
Commercial license and other economic rights	10,110	10,979
Property and equipment, net	20,511	14,434
Operating lease assets	16,542	6,892
Finance lease assets	16,207	15,842
Other assets	2,741	4,267
Total assets	$1,297,590	$1,362,285
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,403	$3,784
Accrued liabilities	17,579	18,530
Current contingent liabilities	2,588	39,884
Deferred revenue	10,996	29,435
Current operating lease liabilities	2,053	1,885
Current finance lease liabilities	46	6,593
Total current liabilities	41,665	100,111
2023 convertible senior notes, net	320,717	442,293
Long-term contingent liabilities	8,483	9,249
Deferred income taxes, net	59,095	64,598
Long-term operating lease liabilities	15,494	5,643
Other long-term liabilities	30,977	30,866
Total liabilities	476,431	652,760
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 16,767 and 16,080 shares issued and outstanding at December 31, 2021 and 2020, respectively	17	16
Additional paid-in capital	372,969	318,358
Accumulated other comprehensive loss	(917)	(801)
Retained earnings	449,090	391,952
Total stockholders’ equity	821,159	709,525
Total liabilities and stockholders’ equity	$1,297,590	$1,362,285
See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Royalties	$48,927	$33,796	$46,976
Captisol	164,250	109,959	31,489
Contract revenue	63,956	42,664	41,817
Total revenues	277,133	186,419	120,282
Operating costs and expenses:
Cost of Captisol	62,176	30,419	11,347
Amortization of intangibles	47,167	23,442	16,864
Research and development	69,012	59,392	55,908
General and administrative	57,483	64,435	41,884
Other operating income	(37,600)	—	—
Total operating costs and expenses	198,238	177,688	126,003
Gain from sale of Vernalis R&D	—	17,114	—
Gain from sale of Promacta license	—	—	812,797
Income from operations	78,895	25,845	807,076
Other income (expense):
Gain (loss) from short-term investments	(3,997)	(16,933)	1,049
Interest income	886	8,078	28,430
Interest expense	(19,626)	(27,420)	(35,745)
Other expense, net	(8,860)	(108)	(4,171)
Total other expense, net	(31,597)	(36,383)	(10,437)
Income (loss) before income tax	47,298	(10,538)	796,639
Income tax benefit (expense)	9,840	7,553	(167,337)
Net income (loss)	57,138	(2,985)	629,302

Basic net income (loss) per share	$3.44	$(0.18)	$33.13
Shares used in basic per share calculation	16,630	16,185	18,995

Diluted net income (loss) per share	$3.31	$(0.18)	$31.85
Shares used in diluted per share calculation	17,246	16,185	19,757

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$57,138	$(2,985)	$629,302
Unrealized net gain (loss) on available-for-sale securities, net of tax	(116)	(162)	200
Foreign currency translation adjustment	—	(423)	608
Comprehensive income (loss)	$57,022	$(3,570)	$630,110

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retain earnings (accumulated deficit)	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2018	20,766	$21	$791,114	$(1,024)	$(229,197)	$560,914
Issuance of common stock under employee stock compensation plans, net	180	—	(1,421)	—	—	(1,421)
Share-based compensation	—	—	24,515	—	—	24,515
Repurchase of common stock	(4,122)	(4)	(448,429)	—	—	(448,433)
Unrealized net gain on available-for-sale securities, net of deferred tax	—	—	—	200	—	200
Foreign currency translation adjustment	—	—	—	608	—	608
Other tax adjustments	—	—	1,547	—	—	1,547
Net income	—	—	—	—	629,302	629,302
Balance at December 31, 2019	16,824	17	367,326	(216)	400,105	767,232
Issuance of common stock under employee stock compensation plans, net	190	—	1,535	—	—	1,535
Share-based compensation	—	—	30,727	—	—	30,727
Repurchase of common stock	(934)	(1)	(77,997)	—	—	(77,998)
Unrealized net loss on available-for-sale securities, net of deferred tax	—	—	—	(162)	—	(162)
Foreign currency translation adjustment	—	—	—	(423)	—	(423)
Reacquisition of equity due to 2023 debt extinguishment, net of tax	—	—	(3,236)	—	—	(3,236)
Cumulative-effect adjustment from adoption of ASU 2016-13, net of tax	—	—	—	—	(5,168)	(5,168)
Other tax adjustments	—	—	3	—	—	3
Net loss	—	—	—	—	(2,985)	(2,985)
Balance at December 31, 2020	16,080	16	318,358	(801)	391,952	709,525
Issuance of common stock under employee stock compensation plans, net	687	1	27,744	—	—	27,745
Share-based compensation	—	—	38,783	—	—	38,783
Unrealized net loss on available-for-sale securities, net of deferred tax	—	—	—	(116)	—	(116)
Reacquisition of equity due to 2023 debt extinguishment, net of tax	—	—	(12,407)	—	—	(12,407)
Warrant and bond hedge unwind transactions	—	—	491	—	—	491
Net income	—	—	—	—	57,138	57,138
Balance at December 31, 2021	16,767	$17	$372,969	$(917)	$449,090	$821,159

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income (loss)	$57,138	$(2,985)	$629,302
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain from sale of Promacta license	—	—	(812,797)
Gain from sale of Vernalis R&D	—	(17,114)	—
Change in estimated fair value of contingent liabilities	(36,962)	963	(30)
Depreciation of fixed assets and amortization of intangible assets	51,071	25,691	18,361
Loss (gain) short-term investments	3,997	16,933	(1,049)
Amortization/accretion of premium (discount) on investments, net	111	1,479	(10,274)
Amortization of debt discount and issuance fees	16,692	23,077	29,988
Loss on debt extinguishment	7,303	2,466	—
Amortization of commercial license and other economic rights	(125)	2,275	25,370
Share-based compensation	38,783	30,727	24,515
Deferred income taxes, net	(8,618)	(19,053)	74,829
Other	1,572	191	(3,498)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(28,616)	(26,061)	25,463
Inventory	(427)	(17,799)	(2,061)
Accounts payable and accrued liabilities	2,810	(1,245)	(6,664)
Income taxes receivable	(3,976)	9,144	(11,219)
Other economic rights	—	—	(12,000)
Deferred revenue	(17,870)	29,236	(1,147)
Other	(4,085)	(3,339)	3,575
Net cash provided by (used in) operating activities	78,798	54,586	(29,336)
Investing activities
Proceeds from sale of Promacta license	—	—	812,797
Cash paid for acquisition, net of cash and restricted cash acquired	—	(404,884)	(11,840)
Purchases of property and equipment	(8,761)	(4,458)	(2,553)
Purchases of short-term investments	(181,325)	(422,523)	(2,356,545)
Proceeds from commercial license rights	494	1,358	—
Proceeds from sale of short-term investments	154,230	394,539	535,877
Proceeds from maturity of short-term investments	67,105	644,155	1,494,851
Cash paid for equity method investment	—	(500)	(1,000)
Proceeds on sale of Vernalis R&D, net	—	22,061	—
Other, net	(1,220)	1,900	(4,669)
Net cash provided by investing activities	30,523	231,648	466,918
Financing activities
Repayment of debt	(155,760)	(222,209)	(27,323)
Payments under finance lease obligations	(9,188)	(9,549)	—
Proceeds from bond hedge settlement	18,938	—	12,401
Payments to convert holders for bond conversion	—	—	(12,401)
Net proceeds from stock option exercises and ESPP	33,763	3,017	2,997
Taxes paid related to net share settlement of equity awards	(6,018)	(1,481)	(4,418)
Share repurchases	—	(77,998)	(453,048)
Repurchase of warrants	(18,446)	—	(380)
Payments to CVR Holders	(1,050)	(2,325)	(3,000)
Net cash used in financing activities	(137,761)	(310,545)	(485,172)
Net decrease in cash, cash equivalents, and restricted cash	(28,440)	(24,311)	(47,590)
Effect of exchange rate changes on cash	—	—	83
Cash, cash equivalents and restricted cash at beginning of year	47,962	72,273	119,780
Cash, cash equivalents and restricted cash at end of year	$19,522	47,962	72,273

Supplemental disclosure of cash flow information
Cash paid during the year:
Interest paid	$3,028	$4,463	$5,827
Taxes paid	$3,722	$2,130	$103,817
Restricted cash in other current assets	$—	$343	$730
Supplemental schedule of non-cash investing and financing activities
Accrued inventory purchases	$1,974	$1,562	$170
Unrealized (loss) gain on available-for-sale investments	$(221)	$(212)	$256
Purchase of fixed assets recorded in accounts payable	$1,567	$249	$495

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

Revenue from significant partners, which is defined as 10% or more of our total revenue, was as follows:

	Year-ended December 31,
	2021	2020	2019
Partner A	41%	45%	N/A
Partner B	14%	17%	27%
Partner C	<10%	<10%	13%
We obtain Captisol primarily from two sites related to a single supplier, Hovione. If this supplier were not able to supply the requested amounts of Captisol from each site, and if our safety stocks of material were depleted, we would be unable to continue to derive revenues from the sale of Captisol until we obtained material from an alternative source, which could take a considerable length of time.

Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities of three months or less from the date of acquisition.

Short-term Investments

Short-term investments primarily consist of investments in debt and equity securities. We classify our short-term investments as “available-for-sale”. Such investments are carried at fair value, with unrealized gains and losses on debt securities included in the statement of comprehensive income (loss), net of tax, and unrealized gains and losses on equity securities included the consolidated statement of operations. We determine the cost of investments based on the specific identification method. We determine the realized gains or losses on the sale of available-for-sale securities using the specific identification method and includes net realized gains and losses as a component of other income or expense within the consolidated statements of operations.

Debt securities consist of certificates of deposit, corporate debt securities, and securities of government-sponsored entities have effective maturities greater than three months and less than twelve months from the date of acquisition. Debt securities securities available-for-sale in an unrealized loss position are assessed for the current expected credit losses methodology. We start by assessing whether we intend to sell the security, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For debt securities available-for-sale that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes in interest rates, and any changes to the rating of the security by a rating agency, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income or loss, as applicable.

Equity securities are mutual funds, investments in privately held companies (non-marketable equity securities), and companies that have completed initial public offerings (marketable equity securities). Mutual funds are valued at their publicly quoted net asset value (NAV) price on the last day of the period. Our non-marketable equity securities without readily determinable market values are initially measured at cost and adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. Our marketable equity securities are measured at fair value. Equity investments are classified as short-term investments, or non-current other assets, based on the nature of the securities and their availability for use in current operations.

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

Inventory
Inventory, which consists of finished goods, is stated at the lower of cost or net realizable value. We determine cost using the first-in, first-out method or the specific identification method. We analyze our inventory levels periodically and write down inventory to net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There were no write downs related to obsolete inventory recorded for the years ended December 31, 2021, 2020 and 2019. As of December 31, 2021 and 2020, inventory consist of Captisol prepayments of $24.6 million and $26.1 million, respectively.
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

Acquisitions

We first determine whether a set of assets acquired constitute a business and should be accounted for as a business combination. If the assets acquired are not a business, we account for the transaction as an asset acquisition. Business combinations are accounted for by using the acquisition method of accounting which requires us to use significant estimates and assumptions, especially with respect to intangible assets. We record the excess consideration over the aggregate fair value of tangible and intangible assets, net of liabilities assumed, as goodwill.

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
Contingent Liabilities

In connection with the acquisition of Pfenex in October 2020, we entered into a CVR agreement pursuant to which former equity holders of Pfenex received one nontransferable contractual right entitling such holder to receive $2.00 per share (or approximately $77.8 million total) in the event that Pfenex’s teriparatide injection product received notice from the FDA that such product is therapeutically equivalent with respect to FORTEO® (teriparatide injection) on or before December 31, 2021. The FDA did not provide notice of such event prior to the CVR expiration date and as a result, the Pfenex CVRs expired without payment.

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

Goodwill, Intangible Assets and Other Long-Lived Assets

Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair value of our reporting unit is less than the carrying amount, including goodwill. We operate in one reporting unit. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of our reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, we proceed to perform the quantitative assessment. We will then evaluate goodwill for impairment by comparing the estimated fair value of the reporting unit to its carrying value, including the associated goodwill. To determine the fair value, we generally use a combination of market approach based on Ligand and comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. We may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative assessment for the goodwill impairment test. We performed the annual assessment for goodwill impairment during the fourth quarter of 2021, noting no impairment.

Our identifiable intangible assets are typically composed of acquired core technologies, licensed technologies, contractual relationships, customer relationships and trade names. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives. We regularly perform reviews to determine if any event has occurred that may indicate that intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, we estimate the fair value of the assets and record an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include market conditions, industry and economic trends, changes in regulations, clinical success, historical and forecasted financial results, market capitalization, significant changes in the ability of a particular asset to generate positive cash flows, and the pattern of utilization of a particular asset. We did not identify indicators of impairment for the finite-lived intangibles at December 31, 2021.

Commercial license and other economic rights

As of December 31, 2021 and 2020, commercial license and other economic rights consist of the following (in thousands):

	December 31, 2021			December 31, 2020
	Gross	Adjustments(1)	Net	Gross	Adjustments(2)	Net
Aziyo and CorMatrix	$17,696	$(9,461)	$8,235	$17,696	$(9,588)	$8,108
Selexis and Dianomi	10,602	(8,727)	1,875	10,602	(7,731)	2,871
Total	$28,298	$(18,188)	$10,110	$28,298	$(17,319)	$10,979

(1) Amounts represent accumulated amortization to principal of $11.7 million and credit loss adjustments of $6.5 million as of December 31, 2021.
(2) Amounts represent accumulated amortization to principal of $11.3 million and credit loss adjustments of $6.0 million as of December 31, 2020.

Commercial license and other economic rights as of December 31, 2021 represent a portfolio of future milestone and royalty payment rights acquired from Selexis in April 2013 and April 2015, CorMatrix in May 2016, and Dianomi in January 2019. Commercial license rights acquired are accounted for as financial assets, and other economic rights are accounted for as funded research and developments as further discussed below.

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

We determined the economic rights related to Novan and Palvella should be characterized as a funded research and development arrangement, thus we account for them in accordance with ASC 730-20, Research and Development Arrangement, and reduce our asset as the funds are expended by Novan and Palvella. As of December 31, 2019, Novan had used up the $12.0 million upfront payment provided by us. As such, our other economic rights related to Novan had been fully amortized as of December 31, 2019. As of December 31, 2020, the fund has been fully expended by Palvella and our cost basis for the asset has been reduced to zero, and therefore we will recognize milestones and royalties as revenue when earned. During 2020, we recorded a $3.0 million milestone from Palvella under contract revenue, which has been included in our consolidated statement of operations for the year ended December 31, 2020.

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

We account for the Aziyo commercial license right as a financial asset in accordance with ASC 310, Receivables, and amortize the commercial license right using the effective interest method whereby we forecast expected cash flows over the term of the arrangement to arrive at an annualized effective interest. The annual effective interest associated with the forecasted cash flows from the royalty agreement with Aziyo as of December 31, 2021 is 21.6%. Revenue is calculated by multiplying the carrying value of the commercial license right by the effective interest. The payments received in 2021 were accordingly allocated between revenue and the amortization of the commercial license rights.

Prior to 2020, we accounted for commercial license rights related to developmental pipeline products such as Selexis and Dianomi on a non-accrual basis. These developmental pipeline products are non-commercialized, non-approved products that require FDA or other regulatory approval, and thus have uncertain cash flows. The developmental pipeline products are on a non-accrual basis as we are not yet able to forecast future cash flows given their pre-commercial stages of development. We will prospectively update the yield model under the effective interest method once the underlying products are commercialized and we can reliably forecast expected cash flows. Income will be calculated by multiplying the carrying value of the commercial license right by the effective interest rate. We regularly perform reviews to determine if any event has occurred that may indicate the carrying value of these commercial license rights are potentially impaired. If the affected commercial license rights are not recoverable, we estimate the fair value of the assets and record an impairment loss if the carrying value of the assets exceeds the fair value. During 2020, given the expected cash flow from the Selexis program, we started to account for the Selexis commercial license right as a financial asset in accordance with ASC 310, and amortize the commercial license right using the effective interest method whereby we forecast expected cash flows over the term of the arrangement to arrive at an annualized effective interest. The annual effective interest associated with the forecasted cash flows from the royalty agreement with Selexis as of December 31, 2021 is 21%. Revenue is calculated by multiplying the carrying value of the commercial license right by the effective interest. The payments received in the year ended December 31, 2021 and 2020 were allocated accordingly between revenue and the amortization of the commercial license rights. We still accounted for commercial license rights related to Dianomi on a non-accrual basis as of December 31, 2021.

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
As a result of adopting ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit losses on Financial Instruments (Topic 326), we now recognize an allowance for current expected credit losses on the commercial license rights subject to credit risk. We recorded a $5.5 million pre-tax reserve for credit losses upon adoption of the standard on January 1, 2020. We estimated the credit losses at the individual asset level by considering the performance against the programs, the company operating performance and the macroeconomic forecast. In addition, we have judgmentally applied credit loss risk factors to the future expected payments with consideration given to the timing of the payment. Given the higher inherent credit risk associated with longer term receivables, we applied a lower risk factor to the earlier years and progressively higher risk factors to the later years. During the twelve months ended December 31, 2021 and 2020, we further considered the current and expected future economic and market conditions surrounding novel coronavirus (COVID-19) pandemic, along with other factors, and recorded an additional $0.5 million each year, for credit losses in other expense, net, in our consolidated statements of operations.

Revenue Recognition

Our revenue is generated primarily from royalties on sales of products commercialized by our partners, Captisol material sales, and contract revenue for services, license fees and development, regulatory and sales based milestone payments.

We apply the following five-step model in accordance with ASC 606, Revenue from Contracts with Customers, in order to determine the revenue: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Royalties
We receive royalty revenue on sales by our partners of products covered by patents that we or our partners own under contractual agreements. We do not have future performance obligations under these license arrangements. We generally satisfy our obligation to grant intellectual property rights on the effective date of the contract. However, we apply the royalty recognition constraint required under the guidance for sales-based royalties which requires a royalty to be recorded no sooner than the underlying sale occurs. Therefore, royalties on sales of products commercialized by our partners are recognized in the quarter the product is sold. Our partners generally report sales information to us on a one quarter lag. Thus, we estimate the expected royalty proceeds based on an analysis of historical experience and interim data provided by our partners including their publicly announced sales. Differences between actual and estimated royalty revenues, which have not been material, are adjusted in the period in which they become known, typically the following quarter.
Captisol Sales
Revenue from Captisol sales is recognized when control of Captisol material or intellectual property license rights is transferred to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. For Captisol material, we consider our performance obligation is satisfied at a point in time, once we have transferred control of the product, meaning the customer has the ability to use and obtain the benefit of the Captisol material or intellectual property license right. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control. Sales tax and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. We have elected to recognize the cost of freight and shipping when control over Captisol material has transferred to the customer as an expense in Cost of Captisol. We expense incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial. We did not incur any incremental costs of obtaining a contract during the periods reported.

Contract Revenue
Our contracts with customers often will include variable consideration in the form of contingent milestone-based payments. We include contingent milestone based payments in the estimated transaction price when it is probable a significant reversal in the amount of cumulative revenue recognized will not occur. These estimates are based on historical experience, anticipated results and our best judgment at the time. If the contingent milestone based payment is sales-based, we apply the royalty recognition constraint and record revenue when the underlying sale has taken place. Significant judgments must be made in determining the transaction price for our sales of intellectual property. Because of the risk that products in development with our partners will not reach development based milestones or receive regulatory approval, we generally recognize any contingent payments that would be due to us upon the development milestone or regulatory approval. Depending on the terms of the arrangement, we may also defer a portion of the consideration received if we have to satisfy a future obligation, which typically occurs with our contracts for R&D services.
For R&D services we recognize revenue over time and we measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation. We estimate the amount of effort we expend, including the time it will take us to complete the activities, or the costs we may incur in a given period, relative to the estimated total effort or costs to satisfy the performance obligation. This results in a percentage that we multiply by the transaction price to determine the amount of revenue we recognize each period. This approach requires us to make numerous estimates and use significant judgement. If our estimates or judgements change over the course of the collaboration, they may affect the timing and amount of revenue that we recognize in the current and future periods.
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

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheet. Except for royalty revenue, we generally receive payment at the point we satisfy our obligation or soon after. Therefore, we do not generally carry a contract asset balance. Any fees billed in advance of being earned are recorded as deferred revenue. During the twelve months ended December 31, 2021, the amount recognized as revenue that was previously deferred at December 31, 2020 was $30.1 million. During the twelve months ended December 31, 2020, the amount recognized as revenue that was previously deferred at December 31, 2019 was $0.9 million.

Disaggregation of Revenue
Royalty revenue for 2021, 2020 and 2019 are reported as below (in thousands):

	Year ended December 31,
	2021	2020	2019

Kyprolis	$27,472	$25,164	$25,046
Evomela	10,079	6,377	5,171
Other	11,376	2,255	2,566
Promacta	N/A	N/A	14,193
	$48,927	$33,796	$46,976

The following table represents disaggregation of Captisol and Contract Revenue (in thousands):

	Year ended December 31,
	2021	2020	2019
Captisol	$164,250	$109,959	$31,489

Contract
Service Revenue	23,712	21,803	16,776
License Fees	5,084	4,378	6,199
Milestone	28,748	11,516	17,173
Other	6,412	4,967	1,669
	$63,956	$42,664	$41,817

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

Restricted stock unit (RSU) and performance stock unit (PSU) are all considered restricted stock. The fair value of restricted stock is determined by the closing market price of our common stock on the date of grant. We recognize share-based compensation expense based on the fair value on a straight-line basis over the requisite service periods of the awards, taking into consideration of forfeitures as they occur. PSU generally represents a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. At each reporting period, we reassess the probability of the achievement of such corporate performance goals and any expense change resulting from an adjustment in the estimated shares to be released are treated as a cumulative catch-up in the period of adjustment. A limited amount of PSUs contain a market condition dependent upon the Company’s relative and absolute total stockholder return over a three-year period, with a range of 0% to 200% of the target amount granted to be issued under the award. Share-based compensation expense for these PSUs is measured using the Monte-Carlo simulation valuation model and is not adjusted for the achievement, or lack thereof, of the market conditions.

The Black-Scholes-Merton option-pricing model is used to estimate the fair value of stock purchases under our ESPP and stock options granted. The model assumptions include expected volatility, term, dividends, and the risk-free interest rate. We look to historical and implied volatilities of our stock to determine the expected volatility. The expected term of an award is based on historical forfeiture experience, exercise activity, and on the terms and conditions of the stock awards. The expected dividend yield is determined to be 0% given that except for 2007, during which we declared a cash dividend on our common stock of $2.50 per share, we have not paid any dividends on our common stock in the past and currently do not expect to pay cash dividends or make any other distributions on common stock in the future. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards.

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

Potentially dilutive common shares consist of shares issuable under 2023 convertible senior notes, stock options and restricted stock. 2023 convertible senior notes have a dilutive impact when the average market price of the Company’s common stock exceeds the applicable conversion price of the respective notes. It is our intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. Potentially dilutive common shares from stock options and restricted stock are determined using the average share price for each period under the treasury stock method. In addition, the following amounts are assumed to be used to repurchase shares: proceeds from exercise of stock options and the average amount of unrecognized compensation expense for stock options and restricted stock. In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of otherwise dilutive potential common shares is anti-dilutive and therefore excluded.

For the twelve months ended December 31, 2020, all of the 0.6 million weighted average shares of outstanding equity awards as of December 31, 2020 were anti-dilutive due to the net loss for the period.

The following table presents the calculation of weighted average shares used to calculate basic and diluted income (loss) per share (in thousands):

	Year Ended December 31,
	2021	2020	2019
Weighted average shares outstanding:	16,630	16,185	18,995
Dilutive potential common shares:
Restricted stock	96	—	43
Stock options	520	—	719
Shares used to compute diluted income (loss) per share	17,246	16,185	19,757
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	4,793	8,458	8,926

Comprehensive Income (Loss)

Comprehensive income (loss) represents net income (loss) adjusted for the change during the periods presented in unrealized gains and losses on available-for-sale debt securities, foreign currency translation adjustments, and reclassification adjustments for realized gains or losses included in net income (loss). The unrealized gains or losses are reported on the Consolidated Statements of Comprehensive Income (Loss).

Foreign Currency Translation

The British Pound Sterling was the functional currency of our subsidiary, Vernalis, which was sold in fourth quarter of the year ended December 31, 2020. For the years ended December 31, 2020 and 2019 the corresponding financial statements have been translated into U.S. Dollars in accordance with ASC 830-30, Translation of Financial Statements. Assets and liabilities are translated at end-of-period rates while revenues and expenses are translated at average rates in effect during the period in which the activity took place. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss).

Impact of COVID-19 Pandemic

To date, we have not experienced material disruptions in our business operations or financial impacts as a result of the COVID-19 pandemic. While it is not possible at this time to estimate the impact that COVID-19 could have on our business in the future, the continued spread of COVID-19 and variants of the virus, the rate of vaccinations regionally and globally and the measures taken by the government authorities, and any future epidemic disease outbreaks, could: disrupt the supply chain and the manufacture or shipment of products and supplies for use by us in our discovery activities and by our partners for their discovery and development activities; delay, limit or prevent us or our partners’ from continuing research and development activities; impede our negotiations with partners and potential partners; impede testing, monitoring, data collection and analysis and other related activities, by us and our partners; interrupt or delay the operations of the FDA or other regulatory authorities, which may impact review and approval timelines for initiation of clinical trials or marketing; impede the launch or commercialization of any approved products; any of which could delay our partnership programs, increase our operating costs, and have a material adverse effect on our business, financial condition and results of operations. In addition, if COVID-19 infects our genetically modified animals, which form the basis of our platform, or if there is an outbreak among our employees who maintain and care for these animals, we and our partners may be unable to produce antibodies for development.

Some of our partners are working to develop drugs to treat COVID-19. For example, we are supplying Captisol to partners, including Gilead for Veklury (remdesivir), the first FDA-approved treatment for COVID-19 for the treatment of patients with COVID-19 requiring hospitalization and, as a result, we have extended our Captisol supply agreement with Gilead until September 2030 and worked to increase our manufacturing of Captisol to meet this increased demand. In addition, certain of our OmniAb and other license partners have initiated antibody discovery programs for the potential treatment of COVID-19.

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

Accounting Standards Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. This guidance is part of the FASB’s simplification initiative, which aims to reduce unnecessary complexity in U.S. GAAP. The ASU is effective for public entities for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Effective January 1, 2022, we will adopt ASU 2020-06. We are finalizing our analysis of certain assumptions that will be utilized at the transition and expects the effect of adopting ASU 2020-06 will result in an increase to retained earnings, a decrease to additional paid-in capital, and an increase to the convertible senior notes. We expect that interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instrument as a single liability measured at its amortized cost.

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

3. Short-term Investments: Investment in Viking

Our ownership in Viking was approximately 8.6% as of December 31, 2021, and we account for it as an investment in available-for-sale equity securities, which is measured at fair value, with changes in fair value recognized in net income. Viking is considered a related party as we maintain a seat on Viking's board of directors and we do not exert significant influence over Viking.

As of December 31, 2021, we have zero Viking warrants outstanding. As of December 31, 2021 and December 31, 2020, we recorded our common stock in Viking in “short-term investments” at fair value of $30.9 million and $32.8 million, respectively.

At December 31, 2020, we owned warrants to purchase up to 1.5 million shares of Viking's common stock at an exercise price of $1.50 per share, and during the year ended December 31, 2021 we exercised all outstanding Viking warrants. As of December 31, 2021, we have zero Viking warrants outstanding. During the year ended December 31, 2021, we also sold 0.6 million Viking shares. We recorded the warrants in “Short-term investments” in our consolidated balance sheet at fair value of $6.3 million at December 31, 2020. See further discussion in “Note (5), Fair Value Measurement.”

4. Acquisitions

As set forth below, we completed five acquisitions from January 1, 2019 through December 31, 2021, of which three (Pfenex, Icagen and Ab Initio) were accounted for as business combinations and two (Taurus and xCella) were accounted for as asset acquisitions. For business combinations, we applied the acquisition method of accounting. Accordingly, we recorded the tangible and intangible assets acquired and liabilities assumed at their estimated fair values as of the applicable date of acquisition. Except for the Pfenex acquisition, for all other acquisitions, we did not incur any material acquisition related costs.

Pfenex Acquisition

On October 1, 2020, we acquired Pfenex, which develops next-generation and novel protein therapeutics to improve existing therapies and create new therapies for biological targets linked to critical, unmet diseases using a protein expression technology platform.

The purchase price of $465.1 million included $429.6 million cash consideration paid upon acquisition, and a contingent CVR payment of up to $77.8 million in cash based on a certain specified milestone with an estimated initial fair value of $37.0 million. The CVR will only be paid in full if the milestone is achieved by December 31, 2021. The amount of the CVR included in purchase price was reduced by $1.5 million which was determined to be post-combination expense. The fair value of the CVR liability was determined using a probability adjusted income approach. These cash flows were then discounted to present value using a discount rate based on market participants' cost of debt reflective of the Company, which was 7.1%. The liability is periodically assessed based on events and circumstances related to the underlying milestone, and any change in fair value is recorded in our consolidated statements of operations. During the year ended December 31, 2021, we wrote off the entire CVR liability of $37.6 million to other operation income, primarily due to not achieving the specific development and regulatory milestone by December 31, 2021 as defined by Pfenex CVR.

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

We recorded $20.7 million of acquisition-related costs for legal, severance and other costs in connection with the acquisition within operating expenses in our consolidated statement of operations for 2020. The following table sets forth an allocation of the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded to goodwill (in thousands):

Cash	$51,407
Restricted cash	200
Accounts and unbilled receivables	1,359
Property and equipment, net	7,823
Right-of-use asset	3,070
Other assets	1,338
Intangibles acquired	385,000
Goodwill(1)	82,303
Accounts payable	(6,814)
Accrued liabilities	(9,606)
Deferred revenue	(3,908)
Lease liabilities	(3,070)
Other liabilities	(1,382)
Deferred tax liabilities, net	(42,622)
Total consideration	$465,098
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

The allocation of the consideration was allocated to the acquisition date fair values of acquired assets and assumed liabilities as follows (in thousands):

Cash and other assets	$240
Accrued liabilities	(142)
Deferred tax liabilities, net	(604)
Intangibles assets with finite-life - core technology	7,582
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

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

Fair Value Measurements at Reporting Date Using
December 31, 2021		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments (1)	$290,697	$9,735	$280,553	$409
Investment in Viking common stock	30,889	30,889	—	—
Total assets	$321,586	$40,624	$280,553	$409
Liabilities:
Contingent liabilities - Cydex	349	—	—	349
Contingent liabilities - Metabasis (4)	3,358	—	3,358	—
Contingent liabilities - Icagen (5)	7,364	—	—	7,364
Liability for amounts owed to a former licensor	86	86	—	—
Total liabilities	$11,157	$86	$3,358	$7,713

Fair Value Measurements at Reporting Date Using
December 31, 2020		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments (1)	$324,478	$3,438	$320,647	$393
Investment in Viking common stock	32,763	32,763	—	—
Investment in Viking warrants (2)	6,326	6,326	—	—
Total assets	$363,567	$42,527	$320,647	$393
Liabilities:
Contingent liabilities - Crystal (3)	$800	$—	$—	$800
Contingent liabilities - Cydex	508	—	—	508
Contingent liabilities - Metabasis (4)	3,821	—	3,821	—
Contingent liabilities - Icagen (5)	6,404	—	—	6,404
Contingent liabilities - Pfenex (6)	37,600	—	—	37,600
Liability for amounts owed to a former licensor	60	60	—	—
Total liabilities	$49,193	$60	$3,821	$45,312

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

(5) The fair value of Icagen contingent liabilities was determined using a probability weighted income approach. Most of the contingent payments are based on certain revenue milestones as defined in the asset purchase agreement with Icagen. The fair value is subjective and is affected by changes in inputs to the valuation model including management’s estimates regarding the timing and probability of achievement of certain developmental and regulatory milestones. Changes in these estimates may materially affect the fair value. During the year-end December 31, 2021, we paid a $1.1 million contingent liability based on revenue milestones to Icagen.

(6) The fair value of the Pfenex contingent liability was determined using a probability adjusted income approach. These cash flows were then discounted to present value using a discount rate based on the market participants' cost of debt reflective of the Company. During the year-end December 31, 2021, we reduced the contingent liability by $37.6 million primarily due to the lower probability of achieving the specific development and regulatory milestone by December 31, 2021 as defined by the Pfenex CVR. See further detail on Pfenex CVR in Note 4, Acquisitions.

A reconciliation of the level 3 financial instruments as of December 31, 2021 is as follows (in thousands):

Liabilities
Fair value of level 3 financial instruments as of December 31, 2020	$45,312
Payments to CVR holders and other contingency payments	(1,770)
Fair value adjustments to contingent liabilities	(36,549)
Contingent liabilities from xCella asset acquisition	720
Fair value of level 3 financial instruments as of December 31, 2021	$7,713

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

There was no impairment of our goodwill, indefinite-lived assets, or long-lived assets recorded during the twelve months ended December 31, 2021.

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

In addition, our accounts receivable, accounts payable, accrued liabilities, current deferred revenue, current operating lease liabilities, current financing lease liabilities are financial instruments and are recorded at cost in the consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.
6. Leases

Finance lease

In May 2020 and January 2021, we entered into an agreement and the first amendment with Hovione, our third-party manufacturer, to increase our manufacturing of Captisol, respectively. The agreements are considered to include an embedded finance lease under ASC 842, Leases, as it provides the Company the right to use the underlying equipment to exclusively manufacture Captisol. As of December 31, 2021, we have fully paid consideration of $69.1 million for prepaid inventory and capacity ramp-up fee. We allocated consideration in the agreements between lease and non-lease components using relative standalone prices. Since the inception of the agreements, we have allocated $50.2 million of the consideration paid to the non-lease component which is accounted for as prepaid inventory and being amortized to cost of Captisol based on the usage. As of December 31, 2021 the Hovione finance lease has no remaining lease liability and the right of use asset balance is $16.1 million. The right of use asset is to be amortized straight-line over the remaining seven year lease term.

Operating lease

We lease certain office facilities and equipment primarily under various operating leases. Our operating leases have remaining contractual terms up to ten years, some of which include options to extend the leases for up to ten years. Our lease agreements do not contain any material residual value guarantees, material restrictive covenants, or material termination options. Our operating lease costs are primarily related to facility leases for administration offices and research and development facilities.

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

During the year ended December 31, 2021, we entered into several new lease agreements including our Emeryville headquarter and animal facility expansion and a new Icagen office lease, which resulted in an increase in operating lease right of use assets of $12.7 million and lease liabilities of $13.2 million as of December 31, 2021 for the portion of the lease with a starting accounting lease commencement date during the period.

Operating and Finance Lease Assets and Liabilities (in thousands):

	December 31, 2021	December 31, 2020
Assets
Operating lease assets	$16,542	$6,892
Finance lease assets	16,207	15,842
Total lease assets	$32,749	$22,734

Liabilities
Current operating lease liabilities	$2,053	$1,885
Current finance lease liabilities	46	6,593
	2,099	8,478
Long-term operating lease liabilities	15,494	5,643
Long-term finance lease liabilities	58	112
Total lease liabilities	$17,651	$14,233

Maturity of Operating and Finance Lease Liabilities as of December 31, 2021 (in thousands):

Maturity Dates	Operating Leases	Finance Leases
2022	$3,653	$56
2023	3,414	49
2024	2,716	4
2025	2,614	—
2026	2,670	—
Thereafter	10,832	—
Total lease payments	25,899	109
Less tenant improvement allowance	(4,327)	—
Less imputed interest	(4,025)	(5)
Present value of lease liabilities	$17,547	$104

As of December 31, 2021, our operating leases have a weighted-average remaining lease term of 8.1 years and a weighted-average discount rate of 4.1%. As of December 31, 2020, our operating leases have a weighted-average remaining lease term of 4.4 years and a weighted-average discount rate of 5.7%. Cash paid for amounts included in the measurement of operating lease liabilities was $2.6 million and $2.4 million for the twelve months ended December 31, 2021 and 2020, respectively. Operating lease expense was $2.6 million (net of sublease income of $0.4 million) and $2.1 million (net of sublease income of $0.3 million) for the twelve months ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, our finance leases have a weighted-average remaining lease term of 7.0 years and a weighted-average discount rate of 3.0%. As of December 31, 2020, our finance leases have a weighted-average remaining lease term of 7.9 years and a weighted-average discount rate of 3.5%. Cash paid for amounts included in the measurement of these finance lease liabilities was $9.3 million and $9.7 million for the twelve months ended December 31, 2021 and 2020, respectively. Finance lease expense was $2.3 million and 0.2 million for the twelve months ended December 31, 2021 and 2020, respectively.
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

The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $248.48. As of December 31, 2021, the “if-converted value” did not exceed the principal amount of the 2023 Notes.

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

During 2020, we repurchased $254.7 million in principal of the 2023 Notes for $222.8 million in cash, including accrued interest of $0.6 million. We accounted for the repurchase as a debt extinguishment, which resulted (1) a loss of $2.5 million reflected in other expense, net, in our consolidated statement of operations for the year ended December 31, 2020; (2) a $35.0 million reduction in debt discount, and (3) a $3.2 million reduction to additional paid-in-capital, net of tax, related to the reacquisition of the equity component in our condensed consolidated balance sheet as of December 31, 2020.

During 2021, we repurchased $152.0 million in principal of the 2023 Notes for $156.0 million in cash, including accrued interest of $0.3 million. We accounted for the repurchase as a debt extinguishment, which resulted in (1) a loss of $7.3 million reflected in other expense, net, in our condensed consolidated statement of operations for the year ended December 31, 2021, (2) a $13.7 million reduction in debt discount, and (3) a $10.2 million reduction to additional paid in capital, net of tax, related to the reacquisition of the equity component in our condensed consolidated balance sheet as of December 31, 2021. After the repurchases, approximately $343.3 million in principal amount of the 2023 Notes remain outstanding.

During February 2022, we repurchased $125.5 million in principal of the 2023 Notes for $123.9 million in cash, including accrued interest of $0.3 million.

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

In January 2021, in connection with the repurchases of approximately $20.3 million in principal of the 2023 Notes for approximately $19.1 million in cash, including accrued interest of $0.1 million, during the quarter ended December 31, 2020, we entered into amendments with Barclays Bank PLC, Deutsche Bank AG, London Branch, and Goldman Sachs & Co. LLC to the convertible note hedges transactions we initially entered into in connection with the issuance of the 2023 Notes. The amendments provide that the options under the convertible note hedges corresponding to such repurchased 2023 Notes will remain outstanding notwithstanding such repurchase.

During the year ended December 31, 2021, in connection with the repurchases of $152.0 million in principal of the 2023 Notes for $156.0 million in cash, including accrued interest of $0.3 million, we entered into Warrant Early Unwind Agreements and Bond Hedge Unwind Agreements with Barclays Bank PLC, Deutsche Bank AG, and Goldman Sachs & Co. LLC to unwind a portion of the convertible note hedges transactions we initially entered into in connection with the issuance of the 2023 Notes. We paid $18.4 million as part of the Warrant Early Unwind Agreements reducing the number of shares covered by the warrants from 3,018,327 to 2,559,254. We received $18.9 million as part of the Bond Hedge Early Unwind Agreements reducing the number of options under the convertible bond hedges to 598,021. These unwind transactions resulted in a $0.5 million net increase in additional paid-in-capital in our condensed consolidated balance sheet as of December 31, 2021.

The following table summarizes information about the equity and liability components of the 2023 Notes (in thousands).

	December 31, 2021	December 31, 2020
Principal amount of 2023 Notes outstanding	$343,301	$495,280
Unamortized discount (including unamortized debt issuance cost)	(22,584)	(52,987)
Total long-term portion of notes payable	$320,717	$442,293
Carrying value of equity component of 2023 Notes	$20,627	$48,397
Fair value of convertible senior notes outstanding (Level 2)	$341,801	$466,053
As of December 31, 2021, there were no events of default or violation of any covenants under our financing obligations.
8. Balance Sheet Account Details

Short-term Investments

Excluding our investments in Viking, the following table summarizes the various investment categories at December 31, 2021 and 2020 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2021
Short-term investments
Mutual Fund	$152,136	$—	$(249)	$151,887
Bank deposits	63,389	13	(21)	63,381
Commercial paper	36,008	2	(12)	35,998
Corporate bonds	29,308	17	(38)	29,287
Corporate equity securities	5,807	402	(2,027)	4,182
U.S. government securities	5,577	—	(23)	5,554
Warrants	—	408	—	408
	$292,225	$842	$(2,370)	$290,697
December 31, 2020
Short-term investments
Mutual fund	$151,512	386	$—	$151,898
Bank deposits	84,120	35	(1)	$84,154
Commercial paper	45,459	27	(1)	$45,485
Corporate bonds	30,512	99	(1)	$30,610
Agency bonds	4,499	2	—	$4,501
Corporate equity securities	4,466	360	(1,388)	$3,438
Treasury bills	3,999	—	—	$3,999
Warrants	—	393	—	$393
	$324,567	$1,302	$(1,391)	$324,478

Gain (loss) from short-term investments on our consolidated statements of operations includes both realized and unrealized gain (loss) from our short-term investments in public equity and warrant securities, and realized gain (loss) from available-for-sale debt securities.

The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	December 31, 2021
	Amortized Cost	Fair Value
Within one year	$111,334	$111,315
After one year through five years	24,952	24,909
After five years	—	—
Total	$136,286	$136,224

The following table summarizes our available-for-sale debt securities in an unrealized loss position (in thousands):

	Less than 12 months		12 months or greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2021
Bank deposits	$(13)	$20,008	$—	$—	$(13)	$20,008
Corporate bonds	(15)	27,252	(5)	2,996	(20)	30,248
Commercial paper	(6)	6,689	(32)	10,125	(38)	16,814
U.S. Government Securities	—	—	(23)	5,553	(23)	5,553
Total	$(34)	$53,949	$(60)	$18,674	$(94)	$72,623

December 31, 2020
Bank deposits	$(1)	$14,013	$—	$—	$(1)	$14,013
Corporate bonds	(1)	4,526	—	—	(1)	4,526
Commercial paper	(1)	7,693	—	—	(1)	7,693
Total	$(3)	$26,232	$—	$—	$(3)	$26,232

Our investment policy is capital preservation and we only invested in U.S.-dollar denominated investments. We held a total of 55 positions which were in an unrealized loss position as of December 31, 2021. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses are largely due to changes in interest rates and not to unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. We do not intend to sell these securities nor do we believe that we will be required to sell these securities before the recovery of the amortized cost basis. Accordingly, no credit losses were recognized for the twelve months ended December 31, 2021.

Property and equipment are stated at cost and consists of the following (in thousands):

	December 31,
	2021	2020
Lab and office equipment	$20,183	$14,666
Leasehold improvements	7,983	3,519
Computer equipment and software	1,056	1056
	29,222	19,241
Less accumulated depreciation and amortization	(8,711)	(4,807)
	$20,511	$14,434
Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets which ranges from three to ten years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter. Depreciation expense of $3.9 million, $1.8 million, and $1.5 million was recognized for the twelve months ended December 31, 2021, 2020, and 2019, respectively, and was included in operating expenses.

Goodwill and identifiable intangible assets consist of the following (in thousands):

	December 31,
	2021	2020
Indefinite-lived intangible assets
Goodwill	$181,206	$189,662
Definite-lived intangible assets
Complete technology	280,617	277,740
Less: Accumulated amortization	(78,991)	(63,600)
Trade name	2,642	2,642
Less: Accumulated amortization	(1,444)	(1,312)
Customer relationships	40,700	40,700
Less: Accumulated amortization	(18,267)	(15,597)
Contractual relationships	362,000	362,000
Less: Accumulated amortization	(36,217)	(7,243)
Total goodwill and other identifiable intangible assets, net	$732,246	$784,992

Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of up to 20 years. Amortization expense of $47.2 million, $23.4 million, and $16.9 million was recognized for the years ended December 31, 2021, 2020, and 2019, respectively. Estimated amortization expense for the years ending December 31, 2022 through 2026 is $47.0 million per year. For each of the years ended December 31, 2021, 2021, and 2019, there was no material impairment of intangible assets with finite lives.

Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Compensation	$6,532	$8,810
Professional fees	2,046	977
Amounts owed to former licensees	630	421
Royalties owed to third parties	149	693
Return reserve and customer refunds	2,420	687
Acquisition related liabilities	1,000	1,500
Subcontractor	1,759	733
Supplier	848	604
Other	2,195	4,105
	$17,579	$18,530

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

For CVRs associated with the Pfenex and Icagen acquisitions, see “Note (4), Acquisitions” for more information.

The following table summarizes roll-forward of contingent liabilities as of December 2021 and 2020 (in thousands):

	December 31, 2019	Additional Contingent Liabilities	Payments	Fair Value Adjustment	Repurchases	December 31, 2020	Payments	Fair Value Adjustment	Repurchases	December 31, 2021
Cydex	$348	$—	$—	$160	$—	$508	$(50)	$(108)	$—	$350
Metabasis	5,935	—	—	(1,867)	(247)	3,821	—	(464)	—	3,357
Crystal	2,659	—	(1,800)	(59)	—	800	—	(800)	—	—
Icagen	—	4,800	(525)	2,129	—	6,404	(1,050)	2,010	—	7,364
Pfenex	—	37,000	—	600	—	37,600	—	(37,600)	—	—
xCella	—	—	—	—	—	—	(720)	720	—	—
Total	$8,942	$41,800	$(2,325)	$963	$(247)	$49,133	$(1,820)	$(36,242)	$—	$11,071

9. Stockholders’ Equity

Share-based Compensation Expense

The following table summarizes non-cash share-based compensation expense (in thousands):

	December 31,
	2021	2020	2019
Share-based compensation expense as a component of:
Research and development expenses	$17,436	$13,497	$9,641
General and administrative expenses	21,347	17,230	14,874
	$38,783	$30,727	$24,515

Stock Plans

In December 2020, our 2002 Stock Incentive Plan was amended to increase the number of shares available for issuance by 1.1 million shares. As of December 31, 2021, there were 0.7 million shares available for future option grants or direct issuance under the Amended 2002 Plan.

Following is a summary of our stock option plan activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Balance at January 1, 2019	1,736,304	$66.71	5.47	$125,858
Granted	338,617	$116.69
Exercised	(112,011)	$23.65
Forfeited	(6,531)	$139.37
Balance at December 31, 2019	1,956,379	$77.54	5.45	72,002
Exercisable at December 31, 2019	1,454,726	$61.82	4.42	70,345
Options vested and expected to vest as of December 31, 2019	1,956,379	$77.54	5.45	$72,002
Granted	806,300	$92.93
Exercised	(156,845)	$21.26
Forfeited	(44,012)	$91.30
Balance at December 31, 2020	2,561,822	$85.59	6.09	59,033
Exercisable at December 31, 2020	1,611,830	$76.05	4.54	53,286
Options vested and expected to vest as of December 31, 2020	2,561,822	$85.59	6.09	$59,033
Granted	393,589	$159.12
Exercised	(619,731)	$54.28
Forfeited	(136,082)	$110.83
Balance at December 31, 2021	2,199,598	$106.00	6.34	113,302
Exercisable at December 31, 2021	1,391,952	$98.16	5.12	80,849
Options vested and expected to vest as of December 31, 2021	2,199,598	$106.00	6.34	$113,302

The weighted-average grant-date fair value of all stock options granted during 2021, 2020 and 2019 was $80.08, $41.39 and $48.65 per share, respectively. The total intrinsic value of all options exercised during 2021, 2020 and 2019 was approximately $77.3 million, $11.9 million and $10.4 million, respectively.
Cash received from options exercised, net of fees paid, in 2021, 2020 and 2019 was $33.0 million, $2.5 million and $2.6 million, respectively.
Following is a further breakdown of the options outstanding as of December 31, 2021:

Range of exercise prices	Options outstanding	Weighted average remaining life in years	Weighted average exercise price	Options exercisable	Weighted average exercise price
$12.53-$56.26	253,824	1.94	$37.55	239,824	$38.90
$67.53-$74.42	278,281	4.04	$72.10	217,587	$73.17
$82.90-$95.35	159,988	5.06	$86.11	132,963	$86.24
$95.68	266,263	8.12	$95.68	109,154	$95.68
$98.20-$100.38	294,772	7.33	$99.10	160,120	$99.79
$101.07-$117.58	159,204	7.45	$111.26	99,488	$111.18
$117.97	237,292	7.12	$117.97	158,958	$117.97
$119.08-$159.01	299,585	7.00	$149.40	205,098	$152.50
$159.81-$171.28	6,881	6.51	$166.28	5,828	$165.62
$177.50-$195.91	243,508	8.91	$178.62	62,932	$181.84
	2,199,598	6.34	$106.00	1,391,952	$98.16

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average grant date fair value per share of options granted:

Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.4%-1.2%	0.2%-1.4%	1.4%-2.6%
Expected volatility	47%-63%	47%-71%	40%-49%
Expected term	4.7 to 6.3 years	4.7 to 5.1 years	4.6 to 5.9 years

As of December 31, 2021, there was $40.7 million of total unrecognized compensation cost related to non-vested stock options. That cost is expected to be recognized over a weighted average period of 2.4 years.
Restricted Stock Activity
The following is a summary of our restricted stock activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2019	132,273	$130.63
Granted	118,498	$115.90
Vested	(102,846)	$121.55
Forfeited	(666)	$134.36
Outstanding at December 31, 2019	147,259	$125.11
Granted	111,306	$89.73
Vested	(52,363)	$121.69
Forfeited	—	$—
Outstanding at December 31, 2020	206,202	$106.88
Granted	167,292	$169.63
Vested	(98,501)	$125.59
Forfeited	(10,850)	$141.85
Outstanding at December 31, 2021	264,143	$138.21
As of December 31, 2021, unrecognized compensation cost related to non-vested stock awards amounted to $20.6 million. That cost is expected to be recognized over a weighted average period of 1.6 years.

Employee Stock Purchase Plan

As of December 31, 2021, 44,360 shares of our common stock are available for future issuance under the Amended Employee Stock Purchase Plan, or ESPP. The ESPP permits eligible employees to purchase up to 1,250 shares of Ligand common stock per calendar year at a discount through payroll deductions. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first of a six month offering period or purchase date, whichever is lower. There were 8,448, 6,455 and 4,745 shares issued under the ESPP in 2021, 2020 and 2019, respectively.

Share Repurchases

On September 11, 2019, our Board of Directors approved a stock repurchase program authorizing the repurchase of up to $500.0 million of our common stock from time to time over the next three years. We expect to acquire shares primarily through open-market transactions and have entered into a Rule 10b5-1 trading plan, and may enter into additional Rule 10b5-1 trading plans in the future, to facilitate open-market repurchases. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Our prior $350.0 million stock repurchase program was terminated in connection with the approval of the new stock repurchase program. Authorization to repurchase $248.8 million of our common stock remained available as of December 31, 2021.

During the twelve months ended December 31, 2021, we did not repurchase any common stock. During the twelve months ended December 31, 2020 and 2019, we repurchased 934,079 shares for $78.0 million, and 4,122,133 shares for $448.4 million, respectively.

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

On October 31, 2019, we received three civil complaints filed in the U.S. District Court for the Northern District of Ohio on behalf of several Indian tribes. The Northern District of Ohio is the Court that the Judicial Panel on Multi-District Litigation (“JPML”) has assigned more than one thousand civil cases which have been designated as a Multi-District Litigation (“MDL”) and captioned In Re: National Prescription Opiate Litigation. The allegations in these complaints focus on the activities of defendants other than the company and no individualized factual allegations have been advanced against us in any of the three complaints. We reject all claims raised in the complaints and intend to vigorously defend these matters.

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

CyDex and Baxter Healthcare Corp. (“Baxter”) are parties to a license agreement relating to Ligand’s Captisol technology and, more specifically, relating to Captisol-enabled Nexterone (amiodarone HCl premixed injection). Baxter contends that it has overpaid royalties for several years, and seeks both refunds of those overpayment and a reduced royalty going forward. CyDex contends that Baxter has not paid the royalties due to CyDex under the terms of the license agreement. On April 6, 2021, Baxter initiated an arbitration with the American Arbitration Association pursuant to the arbitration provision of the license agreement. On April 21, 2021, CyDex filed an Answering Statement and Counterdemand. On May 5, 2021, Baxter filed an Answering Statement in response to CyDex’s Counterdemand. On June 30, 2021, the parties held a Preliminary Hearing before the arbitrator. The parties have completed fact discovery and have exchanged expert witness statements; depositions of the expert witnesses will be completed by the end of March 2022. The arbitration hearing is currently scheduled for May 2022.

From time to time, we may also become subject to other legal proceedings or claims arising in the ordinary course of our business. We currently believe that none of the claims or actions pending against us is likely to have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations. Given the unpredictability inherent in litigation, however, we cannot predict the outcome of these matters.
11. Income Taxes

The components of the income tax expense (benefit) for continuing operations are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current expense (benefit):
Federal	$(1,190)	$10,889	$89,471
State	(32)	589	3,103
Foreign	—	23	(66)
	(1,222)	11,501	92,508
Deferred expense (benefit):
Federal	(7,355)	(15,672)	74,627
State	(1,263)	(3,382)	202
	(8,618)	(19,054)	74,829
Total income tax expense (benefit)	$(9,840)	$(7,553)	$167,337

A reconciliation of income tax expense (benefit) from continuing operations to the amount computed by applying the statutory federal income tax rate to the net income (loss) from continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Tax at federal statutory rate	$9,932	$(2,213)	$167,294
State, net of federal benefit	(408)	(1,456)	2,466
Contingent liabilities	(8,161)	(278)	18
Share-based compensation	(11,919)	(362)	(819)
FDII	(637)	(1,652)	(402)
Research and development credits	(2,692)	(699)	(879)
Change in uncertain tax positions	586	(650)	441
Rate change for changes in federal, foreign or state law	(7,963)	(173)	(210)
Provision to return adjustments	(617)	(4,803)	(184)
Foreign tax differential on income/loss of foreign subsidiaries	(114)	(3,839)	57
Change in valuation allowance	11,410	(121,876)	(1,193)
Sale of Vernalis R&D	—	127,372	—
Other	743	3,076	748
	$(9,840)	$(7,553)	$167,337

We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. Significant components of our deferred tax assets and liabilities as of December 31, 2021 and 2020 are shown below. We assess the positive and negative evidence to determine if sufficient future taxable income will be generated to use the existing deferred tax assets. Our evaluation of evidence resulted in management concluding that the majority of our deferred tax assets will be realized. However, we maintain a valuation allowance to offset certain net deferred tax assets as management believes realization of such assets are uncertain as of December 31, 2021, 2020 and 2019. The valuation allowance increased $11.4 million in 2021, decreased $116.5 million in 2020 and increased $136.9 million in 2019.

We offset all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and present them on our consolidated balance sheet as a non-current deferred income tax asset or liability (as applicable). Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating loss carryforwards	$64,352	$64,147
Research credit carryforwards	27,797	19,623
Stock compensation	11,374	11,994
Other	19,668	13,120
	123,191	108,884
Valuation allowance for deferred tax assets	(36,283)	(24,858)
Net deferred tax assets	$86,908	$84,026

Deferred tax liabilities:
Identified intangibles	(102,221)	(119,381)
Other	(9,300)	(4,923)
Net deferred tax liabilities	$(111,521)	$(124,304)

Deferred income taxes, net	$(24,613)	$(40,278)

As of December 31, 2021, we had federal net operating loss carryforwards set to expire through 2037 of $119.6 million and $176.3 million of state net operating loss carryforwards that begin to expire in 2032. We also have $9.8 million of federal research and development credit carryforwards, which expire through 2041. We have $29.7 million of California research and development credit carryforwards that have no expiration date. In addition, we have approximately $101.6 million of non-U.S. net operating loss carryovers and approximately $17.5 million of non-U.S. capital loss carryovers that have no expiration date. At December 31, 2020 we had approximately $110.1 million of non-U.S. net operating loss carryovers and approximately $17.6 million of non-U.S. capital loss carryovers. We have a full valuation allowance against these non-U.S. tax attributes. The year over year decrease in non-U.S. deferred tax assets was attributable to the sale of Vernalis in December 2020. The remaining non-U.S. deferred tax assets as of December 31, 2021 were attributable to the portion of the Vernalis business that we did not sell. We have a full valuation allowance against these non-U.S. tax attributes. See detail in “Note (2), Sale of Vernalis R&D and Promacta License.”

Pursuant to Section 382 and 383 of the Internal Revenue Code of 1986, as amended, utilization of our net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of December 31, 2021 are net of any previous limitations due to Section 382 and 383.
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

A reconciliation of the amount of unrecognized tax benefits at December 31, 2021, 2020 and 2019 is as follows (in thousands):

	December 31,
	2021	2020	2019
Balance at beginning of year	$31,871	$28,736	$30,289
Additions based on tax positions related to the current year	252	3,911	543
Additions for tax positions of prior years	945	179	—
Reductions for tax positions of prior years	(3,072)	(955)	(2,096)
Balance at end of year	$29,996	$31,871	$28,736

Included in the balance of unrecognized tax benefits at December 31, 2021 is $28.1 million of tax benefits that, if recognized would impact the effective rate. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2021 and December 31, 2020, we recognized an immaterial amount of interest and penalties. We file income tax returns in the United States, various state jurisdictions, United Kingdom, and Canada with varying statutes of limitations. The federal statute of limitation remains open for the 2018 tax year to the present. The state income tax returns generally remain open for the 2017 tax year through the present. Net operating loss and research credit carryforwards arising prior to these years are also open to examination if and when utilized. No tax returns are currently under examination by any tax authorities. We believe our reserve for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

We are responsible for maintaining disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, and have concluded our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in the 2013 Internal Control-Integrated Framework. Based on our evaluation under the 2013 framework in Internal Control - Integrated Framework, management concluded that our internal controls over financial reporting were effective as of December 31, 2021.

Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2021.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Ligand Pharmaceuticals Incorporated
Opinion on Internal Control Over Financial Reporting
We have audited Ligand Pharmaceuticals Incorporated’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ligand Pharmaceuticals Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 28, 2022 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
San Diego, California
February 28, 2022

Item 9B.	Other Information

None

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Code of Conduct
The Board of Directors has adopted a Code of Conduct and Ethics Policy (“Code of Conduct”) that applies to all officers, directors and employees. The Company will promptly disclose (1) the nature of any amendment to the Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Conduct that is granted to one of these specified officers, the name of such person who is granted the waiver and the date of the waiver on our website in the future. The Code of Conduct can be accessed via our website (http://www.ligand.com), Corporate Overview page. You may also request a free copy by writing to: Investor Relations, Ligand Pharmaceuticals Incorporated, 5980 Horton Street, Suite 405, Emeryville, CA 94608.
The other information under Item 10 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2021.

Item 11.	Executive Compensation
Item 11 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2021.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2021.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 13 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2021.

Item 14.	Principal Accountant Fees and Services
Item 14 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2021.

PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a) The following documents are included as part of this Annual Report on Form 10-K.
(1) Financial statements

(2) Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.
(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1	Asset Purchase Agreement, dated March 5, 2019, by and among Ligand Pharmaceuticals Incorporated and RPI Financial Trust	8-K	001-33093	March 5, 2019	2.1
2.2	Asset Purchase Agreement, dated February 11, 2020, (as amended on April 1, 2020), by and among Ligand Pharmaceuticals Incorporated, Icagen Inc., Icagen Corp., XRPro Sciences, Inc. and Caldera Discovery, Inc.	10-Q	001-33093	May 8, 2020	2.1
2.3	Agreement and Plan of Merger, dated as of August 10, 2020, by and among Pfenex Inc., Ligand Pharmaceuticals Incorporated and Pelican Acquisition Sub, Inc.	8-K	001-33093	August 11, 2020	2.1
2.4	Agreement and Plan of Merger, dated September 8, 2020, among Ligand Pharmaceuticals Incorporated, xCella Biosciences, Inc. and Eton Venture Services, Ltd. Co., as stockholders’ representative	8-K	001-33093	September 10, 2020	10.1
2.5	Agreement and Plan of Merger, dated September 9, 2020, among Ligand Pharmaceuticals Incorporated, Taurus Biosciences, LLC and the other signatories listed therein	8-K	001-33093	September 10, 2020	10.2
2.6*	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Vernalis (R&D) Limited, dated as of October 11, 2020, by and among Ligand Pharmaceuticals Incorporated, Vernalis Limited, HitGen UK Ltd and HitGen Inc.	8-K	001-33093	October 13, 2020	2.1
3.1	Amended and Restated Certificate of Incorporation of the Company.	S-4	333-58823	July 9, 1998	3.1
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2000	10-K	0-20720	March 29, 2001	3.5
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 30, 2004	10-Q	0-20720	August 5, 2004	3.6

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated November 17, 2010	8-K	001-33093	November 19, 2010	3.1
3.5	Certificate of Amendment of the Amended and Restated Certification of Incorporation of the Company, dated June 19, 2018	S-8	333-233130	August 8, 2019	3.6
3.6	Fourth Amended and Restated Bylaws of the Company	8-K	001-33093	October 30, 2020	3.1
4.1	Specimen stock certificate for shares of the common stock of the Company	10-K	001-33093	March 1, 2018	4.1
4.2	Indenture, dated as of May 22, 2018, between the Company and Wilmington Trust, National Association, as trustee, including the form of 0.75% Convertible Senior Notes due 2023	8-K	001-33093	May 22, 2018	4.1
4.3	Description of Registered Securities	10-K	001-33093	February 24, 2021	4.3
10.1#	2002 Stock Incentive Plan (as amended and restated effective December 15, 2020)	10-K	001-33093	February 24, 2021	10.1
10.2#	2002 Employee Stock Purchase Plan (as amended and restated effective June 6, 2019)	DEF	001-33093	April 24, 2019	Appendix B
10.3#	Form of Stock Option Grant Notice and Stock Option Agreement under the Company’s 2002 Stock Incentive Plan	10-K	001-33093	February 24, 2014	10.5
10.4#	Form of Stock Issuance Agreement for non-employee directors under the Company’s 2002 Stock Incentive Plan	S-1	333-131029	January 13, 2006	10.289
10.5#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Company’s 2002 Stock Incentive Plan	10-K	001-33093	March 1, 2018	10.6
10.6#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Company’s 2002 Stock Incentive Plan - Performance-Based RSU Form	10-K	001-33093	March 1, 2018	10.7
10.7#	Form of Executive Officer Change in Control Severance Agreement	8-K	001-33093	August 22, 2007	10.1
10.8#	Amended and Restated Severance Plan, dated December 20, 2008	8-K	001-33093	December 24, 2008	10.2
10.9#	Amended and Restated Director Compensation and Stock Ownership Policy, effective March 28, 2019	10-K	001-33093	February 27, 2020	10.9
10.10	TR Beta Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 28, 2010	10.2
10.11	General Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 28, 2010	10.4
10.12	Amendment of General Contingent Value Rights Agreement, dated January 26, 2011, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 31, 2011	10.1
10.13	Amendment of General Contingent Value Rights Agreement dated May 20, 2014 among the Company, Metabasis Therapeutics, Inc., David F. Hale and Computershare Inc.	8-K	001-33093	May 22, 2014	10.1
10.14	Amendment of TR Beta Contingent Value Rights Agreement dated May 20, 2014 among the Company, Metabasis Therapeutics, Inc., David F. Hale and Computershare, Inc.	8-K	001-33093	May 22, 2014	10.2
10.15†	Captisol® Supply Agreement, dated December 20, 2002, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited and Hovione International Limited	10-K	001-33093	March 3, 2011	10.1

10.16†	1st Amendment to Captisol® Supply Agreement, dated July 29, 2005, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited and Hovione International Limited	10-K	001-33093	March 3, 2011	10.101
10.17	2nd Amendment to Captisol® Supply Agreement, dated March 1, 2007, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited	10-K	001-33093	March 3, 2011	10.102
10.18†	3rd Amendment to Captisol® Supply Agreement, dated January 25, 2008, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited	10-K	001-33093	March 3, 2011	10.103
10.19†	4th Amendment to Captisol® Supply Agreement, dated September 28, 2009, among CyDex Pharmaceuticals, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited and Hovione International Limited	10-K	001-33093	March 3, 2011	10.104
10.20†	License Agreement, dated September 3, 1993, between CyDex L.C. and The University of Kansas	10-K	001-33093	March 3, 2011	10.105
10.21	First Amendment to License Agreement, dated February 24, 1998, between CyDex, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.106
10.22†	Second Amendment to License Agreement, dated August 4, 2004, between CyDex, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.107
10.23†	Acknowledgement Agreement, dated February 22, 2008, between CyDex, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.111
10.24†	Exclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.108
10.25†	Addendum to Nonexclusive License Agreement, dated December 11, 2001, between CyDex, Inc. and Pfizer, Inc.	10-K	001-33093	March 3, 2011	10.11
10.26†	License Agreement, by and between CyDex Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc., dated as of March 8, 2013	10-Q	001-33093	May 8, 2013	10.2
10.27†	Supply Agreement, by and between CyDex Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc., dated as of March 8, 2013	10-Q	001-33093	May 8, 2013	10.3
10.28†	Royalty Stream and Milestone Payments Purchase Agreement, dated April 29, 2013, between the Company and Selexis S.A.	10-Q	001-33093	August 1, 2013	10.2
10.29†	Master License Agreement dated May 21, 2014 among the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.	10-Q	001-33093	August 5, 2014	10.2
10.30†	First Amendment to Master License Agreement dated September 6, 2014 among the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.	10-Q	001-33093	October 31, 2014	10.9
10.31†	Second Amendment to Master License Agreement, dated April 8, 2015, among the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.	10-Q	001-33093	August 5, 2015	10.1
10.32	Letter Agreement, dated as of August 12, 2014, between Bank of America, N.A. and the Company regarding the Base Issuer Warrant Transaction	8-K	001-33093	August 18, 2014	10.2
10.33	Letter Agreement, dated as of August 12, 2014, between Deutsche Bank AG, London Branch and the Company regarding the Base Issuer Warrant Transaction	8-K	001-33093	August 18, 2014	10.4
10.34	Letter Agreement, dated as of August 14, 2014, between Bank of America, N.A. and the Company regarding the Additional Issuer Warrant Transaction	8-K	001-33093	August 18, 2014	10.6

10.35	Letter Agreement, dated as of August 14, 2014, between Deutsche Bank AG, London Branch and the Company regarding the Additional Issuer Warrant Transaction	8-K	001-33093	August 18, 2014	10.8
10.36†	Development Funding and Royalties Agreement, dated December 13, 2018, by and between Ligand Pharmaceuticals Incorporated and Palvella Therapeutics, Inc.	10-K	001-33093	February 28, 2019	10.48
10.37**	Sublicense Agreement between the Company, Pharmacopeia, Inc. and Retrophin LLC dated as of February 16, 2012, as amended through Amendment No. 5 to Sublicense Agreement, dated March 20, 2018.					X
10.38†	Lease, dated November 3, 2015, between the Company and 3911/3931 SVB, LLC	8-K	001-33093	November 10, 2015	10.1
10.39	Lease, dated June 8, 2021, between the Company and Emery Station Office II, LLC					X
10.40†	Interest Purchase Agreement, dated May 3, 2016, between the Company and CorMatrix Cardiovascular, Inc.	8-K/A	001-33093	May 9, 2016	10.1
10.41	Amended and Restated Interest Purchase Agreement, dated May 31, 2017, between the Company and CorMatrix Cardiovascular, Inc.	10-Q	001-033093	August 9, 2017	10.2
10.42	Letter Agreement, dated as of May 17, 2018, between Barclays Capital Inc. and the Company regarding the Base Convertible Note Hedge Transaction	8-K	001-00393	May 22, 2018	10.1
10.43	Letter Agreement, dated as of May 17, 2018, between Barclays Capital Inc. and the Company regarding the Base Issuer Warrant Transaction	8-K	001-00393	May 22, 2018	10.2
10.44	Letter Agreement, dated as of May 17, 2018, between Deutsche Bank AG and the Company regarding the Base Convertible Note Hedge Transaction	8-K	001-00393	May 22, 2018	10.3
10.45	Letter Agreement, dated as of May 17, 2018, between Deutsche Bank AG and the Company regarding the Base Issuer Warrant Transaction	8-K	001-00393	May 22, 2018	10.4
10.46	Letter Agreement, dated as of May 17, 2018, between Goldman Sachs & Co. LLC and the Company regarding the Base Convertible Note Hedge Transaction	8-K	001-00393	May 22, 2018	10.5
10.47	Letter Agreement, dated as of May 17, 2018, between Goldman Sachs & Co. LLC and the Company regarding the Base Issuer Warrant Transaction	8-K	001-00393	May 22, 2018	10.6
10.48	Letter Agreement, dated as of May 18, 2018, between Barclays Capital Inc. and the Company regarding the Additional Convertible Note Hedge Transaction	8-K	001-00393	May 22, 2018	10.7
10.49	Letter Agreement, dated as of May 18, 2018, between Barclays Capital Inc. and the Company regarding the Additional Warrant Transaction	8-K	001-00393	May 22, 2018	10.8
10.50	Letter Agreement, dated as of May 18, 2018, between Deutsche Bank AG and the Company regarding the Additional Convertible Note Hedge Transaction	8-K	001-00393	May 22, 2018	10.9
10.51	Letter Agreement, dated as of May 18, 2018, between Deutsche Bank AG and the Company regarding the Additional Warrant Transaction	8-K	001-00393	May 22, 2018	10.10
10.52	Letter Agreement, dated as of May 18, 2018, between Goldman Sachs & Co. LLC and the Company regarding the Additional Convertible Note Hedge Transaction	8-K	001-00393	May 22, 2018	10.11

10.53	Letter Agreement, dated as of May 18, 2018, between Goldman Sachs & Co. LLC and the Company regarding the Additional Warrant Transaction	8-K	001-00393	May 22, 2018	10.12
10.54#	Form of Indemnification Agreement between the Company and each of its directors	10-K	001-33093	March 1, 2018	10.60
10.55#	Form of Indemnification Agreement between the Company and each of its officers	10-K	001-33093	March 1, 2018	10.60
10.56†	Addendum, dated May 22, 2019, by and among Ligand Pharmaceuticals Incorporated, CyDex Pharmaceuticals, Inc., and Acrotech Biopharma LLC (as successor-in-interest to Spectrum Pharmaceuticals, Inc.), to that certain License Agreement between Ligand Pharmaceuticals Incorporated and Spectrum Pharmaceuticals, Inc., dated March 8, 2013	10-Q	001-33093	August 8, 2019	10.1
10.57	Call Option Amendment Agreement, dated April 6, 2020, between the Registrant and Barclays Bank PLC	10-Q	001-33093	May 8, 2020	10.1
10.58	Call Option Amendment Agreement, dated April 6, 2020, between the Registrant and Deutsche Bank AG, London Branch	10-Q	001-33093	May 8, 2020	10.2
10.59	Call Option Amendment Agreement, dated April 6, 2020, between the Registrant and Goldman Sachs & Co. LLC	10-Q	001-33093	May 8, 2020	10.3
10.60	Call Option Amendment Agreement, dated January 28, 2021, between the Registrant and Barclays Bank PLC	10-K	001-33093	February 24, 2021	10.67
10.61	Call Option Amendment Agreement, dated January 28, 2021, between the Registrant and Deutsche Bank AG, London Branch	10-K	001-33093	February 24, 2021	10.68
10.62	Call Option Amendment Agreement, dated January 28, 2021, between the Registrant and Goldman Sachs & Co. LLC	10-K	001-33093	February 24, 2021	10.69
10.63	Contingent Value Rights Agreement, dated September 9, 2020, between Ligand Pharmaceuticals Incorporated and Vaughn Smider, as Members' Representative (regarding Taurus Biosciences, LLC acquisition) (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2020)	8-K	001-33093	September 10, 2020	10.3
10.64	Commercial License Agreement, dated September 9, 2020, between Taurus Biosciences, LLC and Minotaur Therapeutics, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 10, 2020)	8-K	001-33093	September 10, 2020	10.4
10.65	Supply agreement, dated December 22, 2015, by and between Cydex Pharmaceuticals, Inc. and Gilead Sciences, Inc.	10-K	001-33093	February 24, 2021	10.72
10.66	Amendment to Supply Agreement, dated September 21, 2020, by and between Cydex Pharmaceuticals, Inc. and Gilead Sciences, Inc., which amends that certain Supply Agreement, dated December 2, 2015, by and between Cydex Pharmaceuticals, Inc. and Gilead Sciences, Inc.	10-Q	001-33093	November 6, 2020	10.2
21.1	Subsidiaries of the Company					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.	X
104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL and contained in Exhibit 101.	X

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
**    Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

Item 16.	Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGAND PHARMACEUTICALS INCORPORATED

By:	/S/ JOHN L. HIGGINS
John L. Higgins,
Chief Executive Officer
Date: February 28, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN L. HIGGINS	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
John L. Higgins

/s/ MATTHEW KORENBERG	Executive Vice President, Finance and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2022
Matthew Korenberg

/s/ JOHN W. KOZARICH	Director and Chairman of the Board	February 28, 2022
John W. Kozarich

/s/ JASON M. ARYEH	Director	February 28, 2022
Jason M. Aryeh

/s/ SARAH BOYCE	Director	February 28, 2022
Sarah Boyce

/s/ JENNIFER COCHRAN	Director	February 28, 2022
Jennifer Cochran

/s/ TODD C. DAVIS	Director	February 28, 2022
Todd C. Davis

/s/ NANCY R. GRAY	Director	February 28, 2022
Nancy R. Gray

/s/ JOHN L. LAMATTINA	Director	February 28, 2022
John L. LaMattina

/s/ SUNIL PATEL	Director	February 28, 2022
Sunil Patel

/s/ STEPHEN L. SABBA	Director	February 28, 2022
Stephen L. Sabba