Form 10-Q
period 2022-06-30
LIGAND PHARMACEUTICALS INC
filed 2022-08-09
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2022, the registrant had 16,882,751 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2021 Annual Report	Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022
2023 Notes	$750.0 million aggregate principal amount of convertible senior unsecured notes due 2023
Ab Initio	Ab Initio Biotherapeutics, Inc.
Amgen	Amgen, Inc.
APAC	Avista Public Acquisition Corp. II
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CVR	Contingent value right
Crystal	Crystal Bioscience, Inc.
CyDex	CyDex Pharmaceuticals, Inc.
EMA	European Medicines Agency
ESPP	Employee Stock Purchase Plan, as amended and restated
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
GAAP	Generally accepted accounting principles in the United States
Gilead	Gilead Sciences, Inc.
Icagen	Icagen, LLC
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
Merger Agreement	Agreement and Plan of Merger, dated as of March 23, 2022, among APAC, Ligand, OmniAb and Merger Sub
Merger Sub	Orwell Merger Sub, Inc., a wholly owned subsidiary of APAC
Metabasis	Metabasis Therapeutics, Inc.
NDA	New Drug Application
OmniAb	OmniAb, Inc.
OmniAb Business	Ligand's antibody discovery business
Pfenex	Pfenex Inc.
Q2 2021	The Company's fiscal quarter ended June 30, 2021
Q2 2022	The Company's fiscal quarter ended June 30, 2022
SBC	Share-based compensation expense
SEC	Securities and Exchange Commission
Separation Agreement	Separation and Distribution Agreement, dated as of March 23, 2022, among APAC, Ligand and OmniAb
Travere	Travere Therapeutics, Inc.
Viking	Viking Therapeutics, Inc.
xCella	xCella Biosciences, Inc.
YTD	Year-to-date

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$5,280	$19,522
Short-term investments	142,655	321,586
Accounts receivable, net	62,308	85,453
Inventory	24,773	27,326
Income taxes receivable	964	6,193
Other current assets	7,804	4,671
Total current assets	243,784	464,751
Deferred income taxes, net	35,654	34,482
Intangible assets, net	528,364	551,040
Goodwill	181,206	181,206
Commercial license rights, net	10,267	10,110
Property and equipment, net	30,954	20,511
Operating lease right-of-use assets	24,711	16,542
Financing lease right-of-use assets	15,032	16,207
Other assets	6,316	2,741
Total assets	$1,076,288	$1,297,590
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,153	$8,403
Accrued liabilities	14,551	17,579
Income taxes payable	3,782	—
Current contingent liabilities	2,258	2,588
Deferred revenue	10,584	10,996
Current operating lease liabilities	2,501	2,053
Current financing lease liabilities	50	46
2023 convertible senior notes, net	114,974	—
Total current liabilities	167,853	41,665
2023 convertible senior notes, net	—	320,717
Long-term contingent liabilities	6,961	8,483
Deferred income taxes, net	42,669	59,095
Long-term operating lease liabilities	27,088	15,494
Long-term deferred revenue	7,428	9,270
Other long-term liabilities	21,924	21,707
Total liabilities	273,923	476,431
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 16,882 and 16,767 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	17	17
Additional paid-in capital	335,471	372,969
Accumulated other comprehensive loss	(1,066)	(917)
Retained earnings	467,943	449,090
Total stockholders' equity	802,365	821,159
Total liabilities and stockholders' equity	$1,076,288	$1,297,590
See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Royalties	$17,959	$8,616	$31,654	$15,728
Captisol	29,545	62,509	41,667	93,781
Contract revenue	9,915	13,550	29,791	30,316
Total revenues	57,419	84,675	103,112	139,825
Operating costs and expenses:
Cost of Captisol	12,361	30,593	17,060	38,746
Amortization of intangibles	11,824	11,779	23,637	23,565
Research and development	19,118	15,953	39,425	33,832
General and administrative	14,585	14,711	32,765	27,028
Other operating income	—	(34,100)	—	(33,800)
Total operating costs and expenses	57,888	38,936	112,887	89,371
Income (loss) from operations	(469)	45,739	(9,775)	50,454
Other income (expense):
Gain (loss) from short-term investments	(1,909)	(6,864)	(14,786)	6,197
Interest income	298	233	432	529
Interest expense	(438)	(4,883)	(1,227)	(10,714)
Other income (expense), net	1,882	(924)	4,580	(7,401)
Total other expense, net	(167)	(12,438)	(11,001)	(11,389)
Income (loss) before income taxes	(636)	33,301	(20,776)	39,065
Income tax benefit (expense)	(259)	(2,576)	4,496	9,766
Net (loss) income	$(895)	$30,725	$(16,280)	$48,831

Basic net (loss) income per share	$(0.05)	$1.84	$(0.97)	$2.95
Shares used in basic per share calculations	16,868	16,659	16,846	16,548

Diluted net (loss) income per share	$(0.05)	$1.79	$(0.97)	$2.84
Shares used in diluted per share calculations	16,868	17,172	16,846	17,210

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net (loss) income	$(895)	$30,725	$(16,280)	$48,831
Unrealized net loss on available-for-sale securities, net of tax	(35)	(5)	(149)	(60)
Comprehensive (loss) income	$(930)	$30,720	$(16,429)	$48,771

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional paid in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2021	16,767	$17	$372,969	$(917)	$449,090	$821,159
ASU 2020-06 adoption, net of tax (Note 1)	—	—	(51,130)	—	35,133	(15,997)
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	94	—	(5,515)	—	—	(5,515)
Share-based compensation	—	—	9,044	—	—	9,044
Unrealized net loss on available-for-sale securities, net of deferred tax	—	—	—	(114)	—	(114)
Net loss	—	—	—	—	(15,385)	(15,385)
Balance at March 31, 2022	16,861	$17	$325,368	$(1,031)	$468,838	$793,192
Issuance of common stock under employee stock compensation plans, net	21	—	604	—	—	604
Share-based compensation	—	—	9,499	—	—	9,499
Unrealized net loss on available-for-sale securities, net of deferred tax	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(895)	(895)
Balance at June 30, 2022	16,882	$17	$335,471	$(1,066)	$467,943	$802,365

	Common Stock		Additional paid in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at January 1, 2021	16,080	$16	$318,358	$(801)	$391,952	$709,525
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	572	1	20,580	—	—	20,581
Share-based compensation	—	—	8,405	—	—	8,405
Unrealized net loss on available-for-sale securities, net of deferred tax	—	—	—	(55)	—	(55)
Warrant and bond hedge unwind transactions	—	—	396	—	—	396
Reacquisition of equity due to 2023 debt extinguishment, net of tax	—	—	(11,118)	—	—	(11,118)
Net income	—	—	—	—	18,106	18,106
Balance at March 31, 2021	16,652	$17	$336,621	$(856)	$410,058	$745,840
Issuance of common stock under employee stock compensation plans, net	24	—	1,103	—	—	1,103
Share-based compensation	—	—	10,216	—	—	10,216
Unrealized net gain on available-for-sale securities, net of deferred tax	—	—	—	(5)	—	(5)
Reacquisition of equity due to 2023 debt extinguishment, net of tax	—	—	(1,362)	—	—	(1,362)
Net income	—	—	—	—	30,725	30,725
Balance at June 30, 2021	16,676	$17	$346,578	$(861)	$440,783	$786,517

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(16,280)	$48,831
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in estimated fair value of contingent liabilities	(1,266)	(33,502)
Depreciation and amortization of intangible assets	26,921	25,179
Amortization of premium on investments, net	44	109
Amortization of debt discount and issuance fees	501	9,073
Amortization of commercial license rights	(190)	206
Loss (gain) on debt extinguishment	(3,326)	7,175
Share-based compensation	18,543	18,621
Deferred income taxes	(12,925)	(9,766)
Loss (gain) from short-term investments	14,786	(6,197)
Lease amortization expense	3,054	2,113
Other	(67)	595
Changes in operating assets and liabilities:
Accounts receivable, net	23,208	(2,659)
Inventory	9,740	(2,326)
Accounts payable and accrued liabilities	(4,357)	(4,340)
Income tax receivable and payable	9,011	(2,477)
Deferred revenue	(2,254)	(14,605)
Other assets and liabilities	(1,254)	(4,899)
Net cash provided by operating activities	63,889	31,131

Cash flows from investing activities:
Purchase of short-term investments	(38,472)	(96,136)
Proceeds from sale of short-term investments	177,554	150,648
Proceeds from maturity of short-term investments	24,830	34,600
Cash paid for equity method investment	(750)	—
Purchase of property and equipment	(11,463)	(4,794)
Other	33	135
Net cash provided by investing activities	151,732	84,453

Cash flows from financing activities:
Repurchase of 2023 Notes	(223,303)	(153,381)
Payments under financing lease obligations	(27)	(9,188)
Proceeds from convertible bond hedge settlement	—	16,855
Payments to convertible bond holders for warrant purchases	—	(16,459)
Net proceeds from stock option exercises and ESPP	1,011	27,584
Taxes paid related to net share settlement of equity awards	(5,922)	(5,901)
Payments to CVR Holders	(1,416)	(1,050)
Payments for OmniAb transaction costs	(206)	—
Net cash used in financing activities	(229,863)	(141,540)
Net decrease in cash, cash equivalents and restricted cash	(14,242)	(25,956)
Cash, cash equivalents and restricted cash at beginning of period	19,522	47,963
Cash, cash equivalents and restricted cash at end of period	$5,280	$22,007

Supplemental disclosure of cash flow information:
Interest paid	$1,038	$1,737
Taxes paid	$20	$3,552
Restricted cash in other current assets	$—	$144
Supplemental schedule of non-cash activity:
Accrued fixed asset purchases	$3,800	$359
Accrued inventory purchases	$9,161	$12,695
Unrealized loss on AFS investments	$(149)	$(60)

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

Reclassifications

Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform with the current period presentation. Specifically, “long-term deferred revenue” has been added to the condensed consolidated balance sheet, separated from “other long-term liabilities” in our prior period presentation.

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

We adopted this guidance effective January 1, 2022 under the modified retrospective approach and the comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods. The cumulative effect of the change was recognized as an adjustment to the opening balance of retained earnings at the date of adoption and our 2023 Notes are no longer bifurcated into separate liability and equity components. The principal amount of the 2023 Notes is classified as a single liability measured at amortized cost in the condensed consolidated balance sheet for the period ended June 30, 2022. Upon adoption of ASU 2020-06 on January 1 2022, we recorded an adjustment to the 2023 Notes liability component, deferred tax liabilities, additional paid-in-capital and retained earnings. This adjustment was calculated based on the carrying amount of the 2023 Notes as if it had always been treated as a single liability measured at amortized cost. Furthermore, we recorded an adjustment to the debt issuance costs contra liability and equity (additional paid-in-capital) components under the same premise, as if debt issuance costs had always been treated as a contra liability only. Under this transition method, the cumulative effect of the accounting change increased the carrying amount of the 2023 Notes by $20.4 million, reduced deferred tax liabilities by $4.4 million, reduced additional paid-in capital by $51.1 million and increased retained earnings by $35.1 million. The net balance of the 2023 Notes at January 1, 2022 was $341.1 million which included an unamortized discount of $2.2 million.

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

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheet. Except for royalty revenue and certain service revenue, we generally receive payment at the point we satisfy our obligation or soon after. Therefore, we do not generally carry any contract asset balance. Any fees billed in advance of being earned are recorded as deferred revenue. During the three months ended June 30, 2022 and 2021, the amount recognized as revenue that was previously deferred was $4.1 million, and $10.3 million, respectively. During the six months ended June 30, 2022 and 2021, the amount recognized as revenue that was previously deferred was $6.1 million, and $16.1 million, respectively.

Disaggregation of Revenue

The following table represents disaggregation of royalties, Captisol and contract revenue (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Royalties
Kyprolis	$7,127	$5,440	$11,749	$9,727
Evomela	2,394	2,193	5,095	4,526
Teriparatide injection	5,502	264	8,413	264
Rylaze	2,317	—	3,966	—
Other	619	719	2,431	1,211
	$17,959	$8,616	$31,654	$15,728

Captisol
Captisol - Core	$3,325	$9,682	$9,551	$10,935
Captisol - COVID(1)	26,220	52,827	32,116	82,846
	$29,545	$62,509	$41,667	$93,781

Contract revenue
Service Revenue	$5,453	$7,360	$10,599	$12,822
License Fees	1,608	1,050	4,694	2,093
Milestone	1,275	3,600	10,364	12,017
Other	1,579	1,540	4,134	3,384
	$9,915	$13,550	$29,791	$30,316
Total	$57,419	$84,675	$103,112	$139,825
(1) Captisol - COVID represents revenue on Captisol supplied for use in formulation with remdesivir, an antiviral treatment for COVID-19.

Short-term Investments
Our short-term investments consist of the following at June 30, 2022 and December 31, 2021 (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
June 30, 2022
Bank deposits	$2,504	$—	$(61)	$2,443
Corporate bonds	4,904	—	(121)	4,783
Corporate equity securities	5,807	307	(3,703)	2,411
Mutual fund	112,535	—	(1,228)	111,307
US government securities	2,246	—	(71)	2,175
Warrants	—	129	—	129
	$127,996	$436	$(5,184)	$123,248
Viking common stock				19,407
Total short-term investments				$142,655

December 31, 2021
Bank deposits	$63,389	$13	$(21)	$63,381
Corporate bonds	29,308	17	(38)	29,287
Commercial paper	36,008	2	(12)	35,998
Corporate equity securities	5,807	402	(2,027)	4,182
Mutual fund	152,136	—	(249)	151,887
US government securities	5,577	—	(23)	5,554
Warrants	—	408	—	408
	$292,225	$842	$(2,370)	$290,697
Viking common stock				30,889
Total short-term investments				$321,586

Gain (loss) from short-term investments in our condensed consolidated statements of operations includes both realized and unrealized gain (loss) from our short-term investments in public equity and warrant securities.

Allowances are recorded for available-for-sale debt securities with unrealized losses. This limits the amount of credit losses that can be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The provisions of the credit losses standard did not have a material impact on our available-for-sale debt securities during the three and six months ended June 30, 2022.

The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	June 30, 2022
	Amortized Cost	Fair Value
Within one year	$6,423	$6,274
After one year through five years	3,230	3,127
Total	$9,653	$9,401

Our investment policy is capital preservation and we only invest in U.S.-dollar denominated investments. We held a total of 8 positions which were in an unrealized loss position as of June 30, 2022. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses are largely due to changes in interest rates and not to unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. We do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of the amortized cost basis. Accordingly, no credit losses were recognized for the three and six months ended June 30, 2022.

Accounts Receivable and Allowance for Credit Losses

Our accounts receivable arise primarily from sales on credit to customers. We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. During the three and six months ended June 30, 2022, we considered the current and expected future economic and market conditions including, but not limited to, the anticipated unfavorable impacts of the COVID-19 pandemic on our business and recorded an adjustment of $(0.1) million and $(0.2) million of allowance for credit losses, respectively, as of June 30, 2022.

Inventory

Inventory, which consists of finished goods, is stated at the lower of cost or net realizable value. We determine cost using the first-in, first-out method or the specific identification method.

We analyze our inventory levels periodically and write down inventory to net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There were no write-downs related to obsolete inventory recorded for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022 inventory consists of Captisol prepayments of $18.9 million, and as of December 31, 2021 inventory consists of Captisol prepayments of $24.6 million.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Indefinite-lived intangible assets
Goodwill	$181,206	$181,206
Definite lived intangible assets
Complete technology	281,578	280,617
Less: accumulated amortization	(86,740)	(78,991)
Trade name	2,642	2,642
Less: accumulated amortization	(1,510)	(1,444)
Customer relationships	40,700	40,700
Less: accumulated amortization	(19,602)	(18,267)
Contractual relationships	362,000	362,000
Less: accumulated amortization	(50,704)	(36,217)
Total goodwill and other identifiable intangible assets, net	$709,570	$732,246

Prior to 2022, we only had one reporting unit and reportable segment. In connection with the announcement in March 2022 of our intention to separate the OmniAb business pursuant to a distribution to Ligand’s stockholders of Ligand’s shares in OmniAb followed by a merger with APAC, management concluded that we now had two reporting units and reportable segments - the OmniAb business and the Ligand core business. See Note 2, Segment Information, for additional information. We performed a fair value analysis utilizing a combination of income approach and market approach to determine the fair value of each segment in order to appropriately allocate the goodwill between the segments as of the announcement date. The following table presents our allocation of goodwill balance by segment (in thousands):

Fair Value
Goodwill
Ligand core business	$105,673
OmniAb business	75,533
$181,206

Commercial License Rights

Commercial license rights consist of the following (in thousands):

	June 30, 2022			December 31, 2021
	Gross	Adjustments(1)	Net	Gross	Adjustments(2)	Net
Aziyo and CorMatrix	$17,696	$(9,425)	$8,271	$17,696	$(9,461)	$8,235
Selexis and Dianomi	10,602	(8,606)	1,996	10,602	(8,727)	1,875
Total	$28,298	$(18,031)	$10,267	$28,298	$(18,188)	$10,110
(1) Amounts represent accumulated amortization to principal of $11.5 million and credit loss adjustments of $6.5 million as of June 30, 2022.
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

We estimated the credit losses at the individual asset level by considering the performance against the programs, the company operating performance and the macroeconomic forecast. In addition, we have judgmentally applied credit loss risk factors to the future expected payments with consideration given to the timing of the payment. Given the higher inherent credit risk associated with longer term receivables, we applied a lower risk factor to the earlier years and progressively higher risk factors to the later years. During the three and six months ended June 30, 2022, we further considered the current and expected future economic and market conditions surrounding the novel coronavirus (COVID-19) pandemic and concluded no further adjustment was needed on the allowance for credit losses as of June 30, 2022.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Compensation	$4,669	$6,532
Professional fees	1,828	2,046
Amounts owed to former licensees	2,674	630
Royalties owed to third parties	—	149
Return reserve	—	2,420
Acquisition related liabilities	—	1,000
Subcontractor	1,756	1,759
Supplier	1,995	848
Accrued interest	—	291
Other	1,629	1,904
Total accrued liabilities	$14,551	$17,579

Share-Based Compensation

Share-based compensation expense for awards to employees and non-employee directors is a non-cash expense and is recognized on a straight-line basis over the vesting period. The following table summarizes share-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
SBC - Research and development expenses	$4,501	$4,556	$8,415	$8,495
SBC - General and administrative expenses	4,998	5,660	10,128	10,126
	$9,499	$10,216	$18,543	$18,621

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Risk-free interest rate	3.0%	0.9%	3.0%	0.5%
Dividend yield	—	—	—	—
Expected volatility	50%	54%	50%	62%
Expected term (years)	4.8	5.5	4.8	5.0

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

Net (Loss) Income Per Share

Basic net (loss) income per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Diluted net loss per share is computed based on the sum of the weighted average number of common shares outstanding during the period.

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Weighted average shares outstanding:	16,868	16,659	16,846	16,548
Dilutive potential common shares:
Restricted stock	—	69	—	90
Stock options	—	444	—	572
Shares used to compute diluted income per share	16,868	17,172	16,846	17,210
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	6,794	5,087	6,400	4,684

For the three months ended June 30, 2022, due to the net loss for the period, all of the 0.2 million weighted average equity awards and 0.9 million of potentially dilutive shares in connection with the adoption of ASU 2020-06 were anti-dilutive. For the six months ended June 30, 2022, due to the net loss for the period, all of the 0.3 million weighted average equity awards and 1.8 million of potentially dilutive shares in connection with the adoption of ASU 2020-06 were anti-dilutive. Under the new standard, we are required to reflect the dilutive effect of the 2023 Notes by application of the if-converted method.

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
OmniAb business revenue
Royalties	$139	$—	$402	$—
Contract	7,153	5,821	16,068	14,380
Total OmniAb business revenue	7,292	5,821	16,470	14,380
Ligand core business revenue
Royalties	17,820	8,616	31,252	$15,728
Captisol - Core	3,325	9,682	9,551	10,935
Captisol - COVID	26,220	52,827	32,116	82,846
Contract	2,762	7,729	13,723	15,936
Total Ligand core business revenue	50,127	78,854	86,642	125,445
Total revenue	$57,419	$84,675	$103,112	$139,825

Segment operating income (loss)
OmniAb business	$(8,998)	$(7,806)	$(15,187)	$(12,410)
Ligand core business	17,039	61,834	27,030	80,280
Total segment operating income	8,041	54,028	11,843	67,870

Unallocated corporate items
Shared-based compensation	5,136	5,748	10,793	10,618
Other corporate expenses	3,374	2,541	10,825	6,798
Total unallocated corporate items	8,510	8,289	21,618	17,416
Income (loss) from operations	$(469)	$45,739	$(9,775)	$50,454

3. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents the hierarchy for our assets and liabilities measured at fair value (in thousands):

	June 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments, excluding Viking(1)	$4,586	$118,533	$129	$123,248	$9,735	$280,553	$409	$290,697
Investment in Viking common stock	19,407	—	—	19,407	30,889	—	—	30,889
Total assets	$23,993	$118,533	$129	$142,655	$40,624	$280,553	$409	$321,586
Liabilities:
CyDex contingent liabilities	$—	$—	$317	$317	$—	$—	$349	$349
Metabasis contingent liabilities(2)	—	2,400	—	2,400	—	3,358	—	3,358
Icagen contingent liabilities(3)	—	—	5,542	5,542	—	—	7,364	7,364
xCella contingent liabilities(4)	—	—	960	960	—	—	—	—
Amounts owed to former licensor	72	—	—	72	86	—	—	86
Total liabilities	$72	$2,400	$6,819	$9,291	$86	$3,358	$7,713	$11,157

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

2.In connection with our acquisition of Metabasis in January 2010, we issued Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by us from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The liability for the CVRs is determined using quoted prices in a market that is not active for the underlying CVR. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. Several of the Metabasis drug development programs have been outlicensed to Viking, including VK2809. VK2809 is a novel selective TR-β agonist with potential in multiple indications, including hypercholesterolemia, dyslipidemia, NASH, and X-ALD. Under the terms of the agreement with Viking, we may be entitled to up to $375 million of development, regulatory and commercial milestones and tiered royalties on potential future sales including a $10 million payment upon initiation of a Phase 3 clinical trial. During the three and six months ended June 30, 2022, we adjusted the balance of the Metabasis CVR liability $(0.4) million and $(1.0) million to mark to market, respectively.
3.The fair value of Icagen contingent liabilities was determined using a probability weighted income approach. Most of the contingent payments are based on certain revenue milestones as defined in the asset purchase agreement with Icagen. The fair value is subjective and is affected by changes in inputs to the valuation model including management’s estimates regarding the timing and probability of achievement of certain developmental and regulatory milestones. Changes in these estimates may materially affect the fair value. During the six months ended June 30, 2022, we paid $1.5 million contingent liability based on revenue milestones to former Icagen shareholders, respectively. During the three and six months ended June 30, 2022, we adjusted the balance of the Icagen CVR liability $0.2 million and $(0.3) million to mark to market, respectively.
4.The fair value of xCella contingent liabilities is determined when it is probable that the earnout liability will occur and the amount can be reasonably estimated. Management concluded that no earnout liability would be recognized at the acquisition date in September 2020. During the three and six months ended June 30, 2022, management recorded $0.5 million and $1.0 million of earnout liability to be allocated to the cost of the acquired assets due to contingencies being met as part of the acquisition agreement, respectively.

A reconciliation of the level 3 financial instruments as of June 30, 2022 is as follows (in thousands):

Fair value of level 3 financial instruments as of December 31, 2021	$7,713
Payments to CVR holders and other contingent payments	(1,545)
Fair value adjustments to contingent liabilities	(309)
Contingent liabilities from xCella asset acquisition	960
Fair value of level 3 financial instruments as of June 30, 2022	$6,819

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

In connection with the organizational changes to the Company’s reportable segments, we re-allocated goodwill between the two identified reporting units (OmniAb business and Ligand core business). We performed a goodwill impairment analysis immediately before and after the allocation of goodwill and concluded no impairment. At June 30, 2022, there were no indicators of impairment at either of the reporting units.
At June 30, 2022, there were no indicators of impairment of our indefinite-lived intangible assets, or long-lived assets.

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

The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $248.48. In connection with the issuance of the 2023 Notes, we incurred $16.9 million of issuance costs, which primarily consisted of underwriting, legal and other professional fees, is amortized to interest expense using the effective interest method over the five year expected life of the 2023 Notes, and the effective interest rate as of June 30, 2022 is 0.5%. During the three months ended June 30, 2022 we recognized a total of $0.4 million in interest expense which includes $0.2 million in contractual interest expense and $0.2 million in amortized issuance costs. During the six months ended June 30, 2022 we recognized a total of $1.2 million in interest expense which includes $0.7 million in contractual interest expense and $0.5 million in amortized issuance costs.

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

During the three months ended June 30, 2022, we repurchased $62.0 million in principal amount of the 2023 Notes for $60.0 million in cash, including accrued interest of $0.01 million. We accounted for the repurchase as a debt extinguishment, which resulted in a gain of $1.8 million reflected in other income (expense), net, in our condensed consolidated statement of operations for the three months ended June 30, 2022, and a $0.3 million reduction in debt discount.

During the six months ended June 30, 2022, we repurchased $227.8 million in principal amount of the 2023 Notes for $223.7 million in cash, including accrued interest of $0.4 million. We accounted for the repurchase as a debt extinguishment, which resulted in a gain of $3.3 million reflected in other income (expense), net, in our condensed consolidated statement of operations for the six months ended June 30, 2022, and a $1.2 million reduction in debt discount.

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

The following table summarizes information about the 2023 Notes (in thousands):

	June 30, 2022	December 31, 2021(1)
Principal amount of the 2023 Notes outstanding	$115,499	$343,301
Unamortized discount (including unamortized debt issuance cost)	(525)	(22,584)
Total long-term portion of notes payable	$114,974	$320,717

Fair value of the 2023 Notes outstanding (Level 2)	$110,590	$341,801
(1) - Balances as of December 31, 2021 reported before the adoption of ASU 2020-06.

5. Income Tax

Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three and six months ended June 30, 2022 and 2021 was (40.7)% and 7.7%, and 21.6% and (25.0)%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2022 was due primarily to the tax deductions related to foreign derived intangible income tax credit as well as the research and development tax credits, which were partially offset by Section 162(m) limitation and non-deductible ISO related stock compensation expense during the period. The variance from the U.S. federal tax rate of 21% for the three and six months ended June 30, 2021 was significantly impacted by tax benefits related to (1) a $34.1 million Pfenex CVR adjustment recorded during Q2 2021 due to the lower probability of achieving the specific development and regulatory milestone by December 31, 2021 as defined by the Pfenex CVR, and (2) net excess tax benefits from share-based compensation resulting from increased stock option exercise activity, stock award vesting and appreciation of our stock price during the period.

6. Stockholders’ Equity

We grant options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 9, Stockholders’ Equity, of the Notes to Consolidated Financial Statements in our 2021 Annual Report.

The following is a summary of our stock option and restricted stock activity and related information:

	Stock Options		Restricted Stock Awards
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	2,199,598	$106.00	264,143	$138.21
Granted	734,218	$91.58	186,526	$87.32
Options exercised/RSUs vested	(25,798)	$20.53	(133,173)	$120.66
Forfeited	(30,417)	$67.60	(1,378)	$137.16
Balance as of June 30, 2022	2,877,601	$103.50	316,118	$115.58

As of June 30, 2022, outstanding options to purchase 1.6 million shares were exercisable with a weighted average exercise price per share of $102.10.

Employee Stock Purchase Plan

The price at which common stock is purchased under the Amended Employee Stock Purchase Plan, or ESPP, is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of June 30, 2022, 38,007 shares were available for future purchases under the ESPP.

Share Repurchases

On September 11, 2019, our Board of Directors approved a stock repurchase program authorizing, but not obligating, the repurchase of up to $500.0 million of our common stock from time to time over the next three years. We expect to acquire shares primarily through open-market transactions and may enter into Rule 10b5-1 trading plans, to facilitate open-market repurchases. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. We did not have any share repurchases during the three and six months ended June 30, 2022. Authorization to repurchase $248.8 million of our common stock remained available as of June 30, 2022.

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

CyDex and Baxter Healthcare Corp. (“Baxter”) are parties to a license agreement relating to Ligand’s Captisol technology and, more specifically, relating to Captisol-enabled Nexterone (amiodarone HCl premixed injection). Baxter contends that it has overpaid royalties for several years, and seeks both refunds of those overpayment and that its royalty payments end as of May 4, 2022, the expiration date of one of the patents licensed under the agreement. CyDex contends that Baxter has not paid the royalties due to CyDex under the terms of the license agreement. On April 6, 2021, Baxter initiated an arbitration with the

American Arbitration Association pursuant to the arbitration provision of the license agreement. On April 21, 2021, CyDex filed an Answering Statement and Counterdemand. On December 2, 2021, Baxter filed an Amended Notice of Arbitration Demand also seeking a declaration limiting the “royalty term” of the license agreement to “the later of i) the expiration of the licensed patent; or ii) when there are no longer any CyDex patents listed in the Orange Book for Nexterone.” Baxter has subsequently clarified this position, and asserts that royalties ceased being due when CyDex’s U.S. Patent No. 6,869,939 expired on May 4, 2022. On December 16, 2021, CyDex filed an Answer to Baxter’s Amended Demand. The parties conducted a three-day arbitration hearing between May 24 and May 26, 2022, and subsequently submitted two sets of post-hearing briefs. The arbitrator’s decision is expected before the end of 2022.

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

Operating and Finance Lease Assets and Liabilities (in thousands):

Assets	June 30, 2022	December 31, 2021
Operating lease assets	$24,711	$16,542
Finance lease assets	15,032	16,207
Total lease assets	$39,743	$32,749

Liabilities
Current operating lease liabilities	$2,501	$2,053
Current finance lease liabilities	50	46
	2,551	2,099
Long-term operating lease liabilities	27,088	15,494
Long-term finance lease liabilities	27	58
Total lease liabilities	$29,666	$17,651

Maturity of Operating and Finance Lease Liabilities as of June 30, 2022 (in thousands):

Maturity Dates	Operating Leases
Remaining six months ending December 31, 2022	$2,459
2023	4,634
2024	3,873
2025	3,811
2026	4,024
2027	4,128
Thereafter	14,760
Total lease payments	37,689
Less estimated tenant improvement allowance:	(1,358)
Less imputed interest	(6,742)
Present value of lease liabilities	$29,589

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

Upon the closing of the transaction, Avista Capital Partners (“Avista”), APAC’s sponsor has agreed to invest up to $115 million in the combined company, and Ligand will contribute $15 million (less certain transaction and other expenses). The combined company will have an initial pre-money equity valuation of $850 million. Ligand intends to distribute 100% of its equity in OmniAb to Ligand shareholders immediately prior to the business combination with APAC. The transaction is expected to be tax-free to Ligand and its shareholders for U.S. federal income tax purposes. The transaction is expected to close in the fourth quarter of 2022.

In April 2022, OmniAb filed with the SEC a registration statement on Form 10 (the “Form 10”) registering shares of OmniAb common stock and APAC filed with the SEC a registration statement on Form S-4 (the “Form S-4”) registering shares of APAC common stock, warrants and certain equity awards. The Form S-4 filed by APAC includes a proxy statement/prospectus in connection with the APAC shareholder vote required for the proposed transaction. The Form 10 filed by OmniAb includes portions of the Form S-4 filed by APAC which will serve as an information statement/prospectus in connection with the spin-off of OmniAb. Ligand’s shareholders and other interested persons are advised to read the preliminary and definitive registration statements, and documents incorporated by reference therein, as these materials contain important information about APAC, OmniAb and the proposed business combination. The proxy statement/prospectus contained in the Form S-4 will be mailed to APAC shareholders as of a record date to be established for voting on the proposed business combination. In June 2022, OmniAb filed with the SEC a request to withdraw the Form 10 because APAC was in the process of responding to comments made by the staff of the Division of Corporation Finance (the “Staff”) with respect to the Form S-4. In the absence of this withdrawal request, pursuant to Section 12(g)(1) of the Securities Exchange Act of 1934, as amended, the Form 10 would have automatically become effective on June 27, 2022. Subsequently, the Staff issued additional comments on APAC’s Form S-4, and APAC filed amendments to the Form S-4 on June 13, 2022 and July 26, 2022 in response to the Staff’s comments. OmniAb intends to file a replacement registration statement on Form 10 with the SEC in connection with a future pre-effective amendment to the Form S-4 by APAC.

The registration statements, proxy statement/prospectus/information statement and other documents are also available at www.sec.gov, or by request to Avista Public Acquisition Corp. II, 65 East 55th Street, 18th Floor, New York, NY 10022.

Portfolio Program Updates

OmniAb® Platform and Partner Updates

As of June 30, 2022, over 60 partners have access to OmniAb-derived antibodies and more than 270 programs are being actively pursued or commercialized by our partners. As of June 30, 2022, the platform has generated 25 clinical- or commercial- stage OmniAb-derived antibodies. As of the date of the filing of this Quarterly Report on Form 10-Q, there are two approved drugs in China that were derived from our OmniAb platform, and one under review by both the FDA and the EMA with action expected in the coming weeks. In addition, a partner very recently entered the clinic with the first antibody drug conjugate (ADC) that was discovered using our platform.

CStone and Pfizer announced China’s NMPA approval of sugemalimab in patients with unresectable stage III non-small cell lung cancer (NSCLC) whose disease has not progressed following concurrent or sequential platinum-based chemoradiotherapy. Sugemalimab, an OmniAb derived monoclonal antibody, became the first anti-PD-1/PD-L1 monoclonal antibody approved for stage III NSCLC following concurrent or sequential chemoradiotherapy. It's also the only anti-PD-L1 monoclonal antibody approved for both stage III and stage IV NSCLC. In May, CStone announced the pre-planned, final progression-free survival (PFS) analysis results from the registrational GEMSTONE-301 study of sugemalimab as consolidation therapy in patients with unresectable stage III NSCLC. The data showed that sugemalimab maintained a statistically significant and clinically meaningful improvement in PFS. Furthermore, on August 7, 2022, EQRx, which holds the development and commercialization rights to sugemalimab outside Greater China, announced that the updated, PFS analysis of the Phase 3 GEMSTONE-301 trial showed that sugemalimab continued to demonstrate improvement in PFS compared with placebo. This updated final data was presented in a late-breaking oral presentation at the International Association for the Study of Lung Cancer 2022 World Conference on Lung Cancer, taking place between August 6-9, 2022.

Janssen announced the Committee for Medicinal Products for Human Use of the European Medicines Agency has recommended conditional marketing authorization for TECVAYLI® (teclistamab) as monotherapy for adult patients with relapsed and refractory multiple myeloma who have received at least three prior therapies. Teclistamab is an OmniAb-derived T-cell redirecting bispecific antibody. It targets both B-cell maturation antigen (BCMA), a marker found on multiple myeloma cells, and CD3, on T-cells. Teclistamab is currently under review by the FDA for potential approval in the U.S.

Immunovant announced recruitment of patients has begun in the pivotal Phase 3 clinical trial of OmniAb-derived batoclimab in myasthenia gravis. Immunovant also announced that it has achieved alignment with the U.S. FDA on plans to initiate two placebo-controlled Phase 3 trials to evaluate batoclimab in thyroid eye disease in the second half of 2022.

Merck KGaA announced the initiation of a Phase 2 trial for M6223, an OmniAb-derived monoclonal antibody targeting TIGIT, in urothelial cancer. The study will evaluate BAVENCIO® (avelumab), a human anti-programmed death ligand-1 (PD-L1) antibody, as monotherapy versus the combination with M6223 or other molecules in the first-line maintenance setting in patients with advanced urothelial carcinoma whose disease did not progress with first-line platinum-containing chemotherapy.

In Q2 2022, OmniAb entered into new platform licensing agreements with LifeArc, BioSynapse, Kaigene, and Recerise.

Ligand Core Business Portfolio Updates

Travere announced that the FDA accepted and granted priority review of its NDA under Subpart H for accelerated approval of sparsentan for the treatment of IgA nephropathy. The FDA assigned a Prescription Drug User Fee Act (PDUFA) target action date of November 17, 2022. Travere provided a regulatory update prior to their second quarter earnings call where they announced plans to submit a Conditional Marketing Authorization application with its partner Vifor Pharma for the treatment of IgA nephropathy in Europe with a review decision expected in the second half of 2023. Travere now plans to pursue traditional approval of sparsentan for focal segmental glomerulosclerosis (FSGS) in 2023 pending completion of the Phase 3 DUPLEX study.

Merck announced the FDA approval of VAXNEUVANCE™ for infants and children 6 weeks through 17 years of age. Subsequently, the CDC’s ACIP voted unanimously to provisionally recommend use of VAXNEUVANCE as an option for pneumococcal vaccination in infants and children. VAXNEUVANCE is a 15-valent pneumococcal vaccine utilizing Ligand’s CRM197 vaccine carrier protein produced using the Pelican Expression Technology platform. Additionally, Merck announced positive results from a Phase 1/2 study evaluating V116, their investigational 21-valent pneumococcal conjugate vaccine utilizing Ligand’s CRM197 vaccine carrier protein. Merck started a broad Phase 3 program for V116 in July 2022.

Jazz Pharmaceuticals presented positive data from a Phase 2/3 trial evaluating the intramuscular (IM) administration of Rylaze® in adult and pediatric patients with acute lymphoblastic leukemia (ALL) and lymphoblastic lymphoma (LBL) who have developed hypersensitivity to an E. coli-derived asparaginase at the 2022 ASCO Annual Meeting. The results confirmed patients achieved clinically meaningful nadir serum asparaginase activity throughout the course of Rylaze treatment with an IM regimen administered on Monday/Wednesday/Friday.

Novan announced positive results from the B-SIMPLE4 pivotal Phase 3 study of SB206 in patients with molluscum contagiosum. At the end of 12 weeks, 32.4% of patients in the SB206 group achieved complete clearance of lesions, as compared with 19.7% of patients in the vehicle group.

Sermonix Pharmaceuticals presented updated data at the 2022 ASCO Annual Meeting from the ELAINE-2 open-label, Phase 2 clinical trial of lasofoxifene in combination with abemaciclib in women with locally advanced or metastatic ER+/HER2 breast cancer and an ESR1 mutation after progression on prior therapies. The combination produced encouraging results, with a median PFS of 13.9 months, along with acceptable tolerability.

Verona Pharma announced it completed patient enrollment with more than 800 subjects randomized in the ENHANCE-1 trial of ensifentrine in chronic obstructive pulmonary disease, concluding enrollment in the Phase 3 ENHANCE program. Top-line data are expected from ENHANCE-2 in the third quarter of 2022 and from ENHANCE-1 around year-end 2022.

Aldeyra Therapeutics announced achievement of the primary endpoint in the Phase 3 TRANQUILITY-2 trial of reproxalap for the treatment of dry eye disease. Reproxalap was statistically superior for both primary endpoints of Schirmer Test (p=0.0001) and ≥10 mm Schirmer Test responder proportions (p<0.0001). Aldeyra subsequently announced achievement of the primary endpoints in a crossover trial showing reproxalap was statistical superior to vehicle for each of the two prespecified primary endpoints, ocular redness in a dry eye chamber (p=0.0004) and Schirmer test (p=0.0005). A Type B Pre-NDA meeting is expected to be held with the FDA in the third quarter of 2022, followed by a potential NDA submission.

Results of Operations

Revenue

(Dollars in thousands)	Q2 2022	Q2 2021	Change	% Change	YTD 2022	YTD 2021	Change	% Change
Royalties	$17,959	$8,616	$9,343	108%	$31,654	$15,728	$15,926	101%
Captisol - Core	3,325	9,682	(6,357)	(66)%	9,551	10,935	(1,384)	(13)%
Captisol - COVID	26,220	52,827	(26,607)	(50)%	32,116	82,846	(50,730)	(61)%
Contract revenue	9,915	13,550	(3,635)	(27)%	29,791	30,316	(525)	(2)%
Total revenue	$57,419	$84,675	$(27,256)	(32)%	$103,112	$139,825	$(36,713)	(26)%

Q2 2022 vs. Q2 2021

Total revenue decreased by $27.3 million, or (32)%, to $57.4 million in Q2 2022 compared to $84.7 million in Q2 2021 primarily due to the $26.6 million decrease in sales of COVID-related Captisol that is used in formulation with remdesivir. Royalties increased in Q2 2022 by $9.3 million, or 108%, compared to the same period in 2021, with the increase primarily due to Kyprolis and sales of products using the Pelican platform. Core Captisol sales decreased by $6.4 million, or (66)%, to $3.3 million in Q2 2022 primarily due to the timing of customer orders. Captisol sales related to COVID-19 were $26.2 million in Q2 2022, compared with $52.8 million for the same period in 2021. The difference in sales is due to reduced demand for the pandemic-related treatment. Contract revenue decreased $3.6 million, or (27)%, to $9.9 million in Q2 2022 primarily due to the achievement of two significant milestones tied to the Pelican platform in Q2 2021.

Revenues attributable to the Ligand core business segment and OmniAb business segment were $50.1 million and $7.3 million, and $78.9 million and $5.8 million, respectively, for Q2 2022 and Q1 2021.

YTD 2022 vs. YTD 2021

Total revenue decreased by $36.7 million, or (26)%, to $103.1 million in YTD 2022 compared to $139.8 million compared to YTD 2021 primarily due to the $50.7 million decrease in sales of COVID-related Captisol that is used in formulation with remdesivir. Royalties increased in YTD 2022 by $15.9 million compared to YTD 2021, with the increase primarily due to Kyprolis and sales of products using the Pelican platform. Core Captisol sales decreased by $1.4 million, or (13)%, to $9.6 million in YTD 2022 compared to YTD 2021 primarily due to the difference in sales is due to timing of customer orders. Captisol sales related to COVID-19 were $32.1 million for the six months ended June 30, 2022, compared with $82.8 million for the same period in 2021. The lower sales are due to reduced demand for the pandemic-related treatment. Contract revenue decreased slightly in YTD 2022 compared to YTD 2021.

Revenues attributable to the Ligand core business segment and OmniAb business segment were $86.6 million and $16.5 million, and $125.4 million and $14.4 million, respectively, for YTD 2022 and YTD 2021.

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

The following table represents royalty revenue by program (in millions):

(in millions)	Q2 2022 Estimated Partner Product Sales	Effective Royalty Rate	Q2 2022 Royalty Revenue	Q2 2021 Estimated Partner Product Sales	Effective Royalty Rate	Q2 2021 Royalty Revenue
Kyprolis	$328.1	2.2%	$7.1	$266.5	2.0%	$5.4
Evomela	12.0	20.0%	2.4	11.0	20.0%	2.2
Teriparatide injection(1)	16.5	33.3%	5.5	1.1	25.0%	0.3
Rylaze	77.2	3.0%	2.3	—	—%	—
Other	69.7	0.9%	0.6	40.2	1.8%	0.7
Total	$503.5		$18.0	$318.8		$8.6

(in millions)	YTD 2022 Estimated Partner Product Sales	Effective Royalty Rate	YTD 2022 Royalty Revenue	YTD 2021 Estimated Partner Product Sales	Effective Royalty Rate	YTD 2021 Royalty Revenue
Kyprolis	$624.5	1.9%	$11.7	$527.1	1.8%	$9.7
Evomela	25.5	20.0%	5.1	22.2	20.0%	4.5
Teriparatide injection(1)	25.6	32.8%	8.4	2.6	10.3%	0.3
Rylaze	132.2	3.0%	4.0	—	—%	—
Other	140.5	1.7%	2.4	65.8	1.8%	1.2
Total	$948.3		$31.7	$617.7		$15.7
(1) - Teriparatide injection sales have been adjusted for certain deductible items as defined in the respective license agreement.

Operating Costs and Expenses

(Dollars in thousands)	Q2 2022	% of Revenue	Q2 2021	% of Revenue	YTD 2022	% of Revenue	YTD 2021	% of Revenue
Cost of Captisol	$12,361		$30,593		$17,060		$38,746
Amortization of intangibles	11,824		11,779		23,637		23,565
Research and development	19,118		15,953		39,425		33,832
General and administrative	14,585		14,711		32,765		27,028
Other operating income	—		(34,100)		—		(33,800)
Total operating costs and expenses	$57,888	101%	$38,936	46%	$112,887	109%	$89,371	64%

Q2 2022 vs. Q2 2021

Total operating costs and expenses increased by $19.0 million, or 49%, to $57.9 million in Q2 2022 compared to $38.9 million in Q2 2021 primarily attributable to the a non-cash valuation adjustment of $(34.1) million recorded in Q2 2021 to reduce the Pfenex CVR liability due to an expected lower probability of achieving the required milestone under the Pfenex CVR Agreement.

Cost of Capitsol decreased by $18.2 million, (60)%, to $12.4 million in Q2 2022 compared to $30.6 million in Q2 2021, with the decrease primarily due to lower total sales of Captisol. All of the cost of Capitsol is attributable to the Ligand core business segment.

Amortization of intangibles remained steady in Q2 2022 compared to the same period in 2021 as there have been no significant changes to the gross balance of intangible assets over these periods. Amortization of intangibles were $8.3 million and $3.5 million for the Ligand core business segment and OmniAb business segment during Q2 2022, respectively, and $8.6 million and $3.2 million during Q2 2021, respectively.

At any one time, we are working on multiple R&D programs. As such, we generally do not track our R&D expenses on a specific program basis. Research and development expenses were $19.1 million for Q2 2022, compared with $16.0 million for the same period of 2021, with the increase primarily due to continued investment in the OmniAb business which including facilities and headcount-related expenditures. Excluding $0.8 million in unallocated corporate items, R&D expenses were $7.5 million and $10.8 million for the Ligand core business segment and OmniAb business segment during Q2 2022, respectively. Excluding $0.9 million in unallocated corporate items, R&D expenses were $6.4 million and $8.6 million, for the Ligand core business segment and OmniAb business segment during Q2 2021, respectively.

General and administrative expenses decreased slightly in Q2 2022 compared to Q2 2021. Excluding $7.8 million in unallocated corporate items, general and administrative expenses were $4.9 million and $1.9 million for the Ligand core business segment and OmniAb business segment during Q2 2022, respectively. Excluding $7.4 million in unallocated corporate items, general and administrative expenses were $5.6 million and $1.8 million for the Ligand core business segment and OmniAb business segment during Q2 2021, respectively.

There was no other operating income for Q2 2022, compared with $34.1 million for Q2 2021, which represented a non-cash valuation adjustment to reduce the Pfenex CVR liability due to an expected lower probability of achieving the required milestone under the Pfenex CVR Agreement.

YTD 2022 vs. YTD 2021

Total operating costs and expenses increased by $23.5 million, or 26%, to $112.9 million in YTD 2022 compared to $89.4 million in YTD 2021 primarily attributable to the a non-cash valuation adjustment of $(33.8) million recorded in YTD 2021 to reduce the Pfenex CVR liability due to an expected lower probability of achieving the required milestone under the Pfenex CVR Agreement.

Cost of Capitsol decreased by $21.7 million, (56)%, to $17.1 million in YTD 2022 compared to $38.7 million in YTD 2021, with the decrease primarily due to lower total sales of Captisol. All of the cost of Capitsol is attributable to the Ligand core business segment.

Amortization of intangibles remained steady in YTD 2022 compared to YTD 2021 as there have been no significant changes to the gross balance of intangible assets over these periods. Amortization of intangibles were $17.1 million and $6.5 million for the Ligand core business segment and OmniAb business segment in YTD 2022, respectively, and $17.4 million and $6.2 million in YTD 2021, respectively.

At any one time, we are working on multiple R&D programs. As such, we generally do not track our R&D expenses on a specific program basis. Research and development expenses were $39.4 million in YTD 2022, compared with $33.8 million in YTD 2021, with the increase primarily due to continued investment in the OmniAb business which includes facilities and headcount-related expenditures. Excluding $1.7 million in unallocated corporate items, R&D expenses were $15.7 million and $22.0 million for the Ligand core business segment and OmniAb business segment in YTD 2022, respectively. Excluding $1.7 million in unallocated corporate items, R&D expenses were $14.4 million and $17.7 million, for the Ligand core business segment and OmniAb business segment in YTD 2021, respectively.

General and administrative expenses increased by $5.7 million, or 21%, to $32.8 million in YTD 2022 compared to $27.0 million in YTD 2021, with the increase primarily due to $4.8 million in transaction costs incurred during the first quarter of 2022 in connection with the planned spin-off of OmniAb. Excluding $20.0 million in unallocated corporate items, general and administrative expenses were $9.7 million and $3.1 million for the Ligand core business segment and OmniAb business segment in YTD 2022, respectively. Excluding $15.4 million in unallocated corporate items, general and administrative expenses were $8.7 million and $2.9 million for the Ligand core business segment and OmniAb business segment in YTD 2021, respectively.

There was no other operating income in YTD 2022, compared with $33.8 million in YTD 2021, which represented a non-cash valuation adjustment to reduce the Pfenex CVR liability due to an expected lower probability of achieving the required milestone under the Pfenex CVR Agreement.

Other Income (Expense)

(Dollars in thousands)	Q2 2022	Q2 2021	Change	YTD 2022	YTD 2021	Change
Gain (loss) from short-term investments	$(1,909)	$(6,864)	$4,955	$(14,786)	$6,197	$(20,983)
Interest income	298	233	65	432	529	(97)
Interest expense	(438)	(4,883)	4,445	(1,227)	(10,714)	9,487
Other income (expense), net	1,882	(924)	2,806	4,580	(7,401)	11,981
Total other income (expense), net	$(167)	$(12,438)	$12,271	$(11,001)	$(11,389)	$388

Q2 2022 vs. Q2 2021

The fluctuation in the gain (loss) from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock and other equity security investments, contributing an unrealized loss of $1.5 million in Q2 2022 as compared to an unrealized loss of $6.8 million in Q2 2021.

Interest income consists primarily of interest earned on our short-term investments. The increase over the prior year was due to the increase in interest rate, partially offset by the decrease in our short-term investment balance.

Interest expense includes the 0.75% coupon cash interest expense in addition to the non-cash accretion of discount (including the amortization of debt issuance cost) on our 2023 Notes in both Q2 2022 and Q2 2021. The decrease was primarily due to the adoption of ASU 2020-06 which significantly reduced the debt discount balance subject to amortization. See Note 1, Basis of Presentation and Summary of Significant Accounting Policies for detail on ASU 2020-06 adoption. In addition, we carried a lower average debt outstanding balance in Q2 2022 as compared to Q2 2021. During Q2 2022, we repurchased $62.0 million in principal amount of the 2023 Notes. See Note 4, Convertible Senior Notes.
Other income (expense), net, in Q2 2022 increased by $2.8 million as compared to Q2 2021, primarily due to the $1.8 million gain on extinguishment of debt during Q2 2022 compared to a $2.3 million loss on extinguishment of debt offset by the $1.1 million gain for the fair value adjustment of Metabasis, Icagen and CyDex CVRs during Q2 2021. See Note 3, Fair Value Measurements and Note 4, Convertible Senior Notes.

YTD 2022 vs. YTD 2021

The fluctuation in the gain (loss) from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock and other equity security investments, contributing an unrealized loss of $13.5 million in YTD 2022 as compared to an unrealized gain of $10.1 million in YTD 2021.

Interest income consists primarily of interest earned on our short-term investments. The decrease over the prior year was due to the decrease in our short-term investment balance.

Interest expense includes the 0.75% coupon cash interest expense in addition to the non-cash accretion of discount (including the amortization of debt issuance cost) on our 2023 Notes in both YTD 2022 and YTD 2021. The decrease was primarily due to the adoption of ASU 2020-06 which significantly reduced the debt discount balance subject to amortization. See Note 1, Basis of Presentation and Summary of Significant Accounting Policies for detail on ASU 2020-06 adoption. In addition, we carried a lower average debt outstanding balance during YTD 2022 as compared YTD 2021. During YTD 2022, we repurchased $227.8 million in principal amount of the 2023 Notes. See Note 4, Convertible Senior Notes.
Other income (expense), net, in YTD 2022 increased by $12.0 million as compared to YTD 2021, primarily due to a $3.3 million gain on extinguishment of debt and $1.3 million gain for the fair value adjustment of Metabasis, Icagen and CyDex CVRs during YTD 2022 compared to a $7.2 million loss on extinguishment of debt and $0.3 million loss for the fair value adjustment of Metabasis, Icagen and CyDex CVRs during YTD 2021. See Note 3, Fair Value Measurements and Note 4, Convertible Senior Notes.

Income Tax Benefit (Expense)

(Dollars in thousands)	Q2 2022	Q2 2021	Change	YTD 2022	YTD 2021	Change
Income (loss) before income taxes	$(636)	$33,301	$(33,937)	$(20,776)	$39,065	$(59,841)
Income tax benefit	(259)	(2,576)	2,317	4,496	9,766	(5,270)
Income (loss) from operations	$(895)	$30,725	$(31,620)	$(16,280)	$48,831	$(65,111)
Effective tax rate	(40.7)%	7.7%		21.6%	(25.0)%

We compute our income tax provision by applying the estimated annual effective tax rate to income from operations and adding the effects of any discrete income tax items specific to the period. The effective tax rate for the three and six months ended June 30, 2022 and 2021 was (40.7)% and 7.7%, and 21.6% and (25.0)%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2022 was due primarily to the tax deductions related to foreign derived intangible income tax credit as well as the research and development tax credits, which were partially offset by Section 162(m) limitation and non-deductible ISO related stock compensation expense during the period. The variance from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2021 was significantly impacted by tax benefits related to (1) a $34.1 million Pfenex CVR adjustment recorded during Q2 2021 due to the lower probability of achieving the specific development and regulatory milestone by December 31, 2021 as defined by the Pfenex CVR, and (2) net excess tax benefits from share-based compensation resulting from increased stock option exercise activity, stock award vesting and appreciation of our stock price during the period.

Liquidity and Capital Resources

As of June 30, 2022, our cash, cash equivalents, and short-term investments totaled $147.9 million, which decreased by $193.2 million from the end of last year due to factors described in the Cash Flow Summary below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and short-term investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.

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

In May 2018, we issued an aggregate principal amount of $750.0 million of the 2023 Notes. During the six months ended June 30, 2022, we repurchased $227.8 million in principal amount of the 2023 Notes for $223.7 million in cash, including accrued interest of $0.4 million. After the repurchases, $115.5 million in principal amount of the 2023 Notes remain outstanding. We may continue to use cash on hand to repurchase additional 2023 Notes through open-market transactions, including through Rule 10b5-1 trading plans to facilitate open-market repurchases, or otherwise, from time to time. The timing and amount of repurchase transactions will be determined by management based on the evaluation of market conditions, trading price of the 2023 Notes, legal requirements and other factors. The 2023 Notes were not convertible as of June 30, 2022. It is our intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. See Note 4, Convertible Senior Notes.

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

As of June 30, 2022, we had $9.2 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.

Cash Flow Summary

(Dollars in thousands)	Q2 2022	Q2 2021
Net cash provided by (used in):
Operating activities	$63,889	$31,131
Investing activities	$151,732	$84,453
Financing activities	$(229,863)	$(141,540)

During the three months ended June 30, 2022, we repurchased $62.0 million in principal amount of the 2023 Notes for $60.0 million in cash, including accrued interest of $0.01 million. During the six months ended June 30, 2022, we repurchased $227.8 million in principal of the 2023 Notes for $223.7 million in cash, including accrued interest of $0.4 million.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no substantial changes to our market risks in the six months ended June 30, 2022, when compared to the disclosures in Item 7A of our 2021 Annual Report.

Item 4.    Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2022 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1*	Agreement and Plan of Merger, dated as of March, 23, 2022, by and among Avista Public Acquisition Corp. II, Ligand Pharmaceuticals Incorporated, OmniAb, Inc. and Orwell Merger Sub Inc.	8-K	001-33093	March 24, 2022	2.1
2.2*	Separation and Distribution Agreement, dated as of March 23, 2022, by and among Avista Public Acquisition Corp. II, Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	8-K	001-33093	March 24, 2022	2.2
2.3	Sponsor Insider Agreement, dated March 23, 2022, by and among OmniAb, Inc., Avista Public Acquisition Corp. II and the other parties signatory thereto	8-K	001-33093	March 24, 2022	2.3
2.4	Amended and Restated Forward Purchase Agreement, dated March 23, 2022, by and among Avista Public Acquisition Corp. II, Avista Acquisition LP II and OmniAb, Inc.	8-K	001-33093	March 24, 2022	2.4
3.1	Amended and Restated Certificate of Incorporation of the Company	S-4	333-58823	July 9, 1998	3.1
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2000	10-K	0-20720	March 29, 2001	3.5
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 30, 2004	10-Q	0-20720	August 5, 2004	3.6
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated November 17, 2010	8-K	001-33093	November 19, 2010	3.1
3.5	Certificate of Amendment of the Amended and Restated Certification of Incorporation of the Company, dated June 19, 2018	S-8	333-233130	August 8, 2019	3.6
3.6	Fourth Amended and Restated Bylaws of the Company	8-K	001-33093	October 30, 2020	3.1
4.1	Specimen stock certificate for shares of the common stock of the Company	10-K	001-33093	March 1, 2018	4.1
4.2	Indenture, dated as of May 22, 2018, between the Company and Wilmington Trust, National Association, as trustee, including the form of 0.75% Convertible Senior Notes due 2023	8-K	001-33093	May 22, 2018	4.1
10.1#	2002 Stock Incentive Plan (As Amended and Restated Effective June 10, 2022)	DEF14A	001-33093	April 22, 2022	Appendix A
10.2*#	2022 Employment Inducement Plan					X
10.3*#	Form of Stock Option Agreement under the Company’s 2022 Employment Inducement Plan					X
10.4*#	Form of Restricted Stock Unit Award Agreement under the Company’s 2022 Employment Inducement Plan					X
10.5*#	Form of Performance-Based Restricted Stock Unit Award Agreement under the Company’s 2022 Employment Inducement Plan					X
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Stockholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.	X
# Indicates management contract or compensatory plan.

* Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Ligand Pharmaceuticals Incorporated agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

** These certifications are deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2022	By:	/s/ Matthew Korenberg
Matthew Korenberg
Executive Vice President, Finance and Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer