Form 10-Q
period 2022-09-30
LIGAND PHARMACEUTICALS INC
filed 2022-11-08
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
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

5980 Horton Street, Suite 405
Emeryville, CA 94608
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2022, the registrant had 16,893,579 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2021 Annual Report	Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 28, 2022
2023 Notes	$750.0 million aggregate principal amount of convertible senior unsecured notes due 2023
APAC	Avista Public Acquisition Corp. II (after its domestication in Delaware, known as OmniAb, Inc.)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CVR	Contingent value right
Crystal	Crystal Bioscience, Inc.
CyDex	CyDex Pharmaceuticals, Inc.
EMA	European Medicines Agency
ESPP	Employee Stock Purchase Plan, as amended and restated
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States
Icagen	Icagen, LLC
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
Merger Agreement	Agreement and Plan of Merger, dated as of March 23, 2022, among APAC, Ligand, OmniAb and Merger Sub
Merger Sub	Orwell Merger Sub, Inc., a wholly owned subsidiary of APAC
Metabasis	Metabasis Therapeutics, Inc.
NDA	New Drug Application
OmniAb	OmniAb Operations, Inc. (formerly known as OmniAb, Inc.)
OmniAb Business	Ligand's antibody discovery business
Pfenex	Pfenex Inc.
Q3 2021	The Company's fiscal quarter ended September 30, 2021
Q3 2022	The Company's fiscal quarter ended September 30, 2022
SBC	Share-based compensation expense
SEC	Securities and Exchange Commission
Separation Agreement	Separation and Distribution Agreement, dated as of March 23, 2022, among APAC, Ligand and OmniAb
Travere	Travere Therapeutics, Inc.
Viking	Viking Therapeutics, Inc.
xCella	xCella Biosciences, Inc.
YTD	Year-to-date

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$4,116	$19,522
Short-term investments	117,291	321,586
Accounts receivable, net	65,168	85,453
Inventory	22,326	27,326
Income taxes receivable	785	6,193
Other current assets	10,746	4,671
Total current assets	220,432	464,751
Deferred income taxes, net	35,500	34,482
Intangible assets, net	517,025	551,040
Goodwill	181,206	181,206
Commercial license rights, net	10,193	10,110
Property and equipment, net	33,418	20,511
Operating lease right-of-use assets	32,108	16,542
Financing lease right-of-use assets	14,444	16,207
Other assets	6,279	2,741
Total assets	$1,050,605	$1,297,590
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,887	$8,403
Accrued liabilities	19,338	17,579
Income taxes payable	9,703	—
Current contingent liabilities	1,773	2,588
Deferred revenue	9,547	10,996
Current operating lease liabilities	2,345	2,053
Current financing lease liabilities	48	46
2023 convertible senior notes, net	76,600	—
Total current liabilities	135,241	41,665
2023 convertible senior notes, net	—	320,717
Long-term contingent liabilities	6,855	8,483
Deferred income taxes, net	29,832	59,095
Long-term operating lease liabilities	34,893	15,494
Long-term deferred revenue	5,537	9,270
Other long-term liabilities	21,949	21,707
Total liabilities	234,307	476,431
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 16,894 and 16,767 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	17	17
Additional paid-in capital	348,994	372,969
Accumulated other comprehensive loss	(1,060)	(917)
Retained earnings	468,347	449,090
Total stockholders' equity	816,298	821,159
Total liabilities and stockholders' equity	$1,050,605	$1,297,590
See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Royalties	$19,837	$15,648	$51,491	$31,376
Captisol	35,949	35,093	77,616	128,875
Contract revenue	10,302	14,094	40,093	44,409
Total revenues	66,088	64,835	169,200	204,660
Operating costs and expenses:
Cost of Captisol	14,153	11,446	31,213	50,192
Amortization of intangibles	11,818	11,827	35,455	35,391
Research and development	22,036	16,938	61,461	50,769
General and administrative	17,445	12,718	50,210	39,747
Other operating income	—	(3,800)	—	(37,600)
Total operating costs and expenses	65,452	49,129	178,339	138,499
Income (loss) from operations	636	15,706	(9,139)	66,161
Other income (expense):
Gain (loss) from short-term investments	(923)	1,937	(15,709)	8,135
Interest income	591	169	1,023	698
Interest expense	(332)	(4,439)	(1,559)	(15,154)
Other income (expense), net	885	1,886	5,465	(5,516)
Total other expense, net	221	(447)	(10,780)	(11,837)
Income (loss) before income taxes	857	15,259	(19,919)	54,324
Income tax benefit (expense)	(453)	(1,536)	4,043	8,230
Net income (loss)	$404	$13,723	$(15,876)	$62,554

Basic net income (loss) per share	$0.02	$0.82	$(0.94)	$3.77
Shares used in basic per share calculations	16,888	16,688	16,860	16,595

Diluted net income (loss) per share	$0.02	$0.80	$(0.94)	$3.64
Shares used in diluted per share calculations	17,132	17,142	16,860	17,187

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income (loss)	$404	$13,723	$(15,876)	$62,554
Unrealized net gain (loss) on available-for-sale securities, net of tax	6	(14)	(143)	(74)
Comprehensive income (loss)	$410	$13,709	$(16,019)	$62,480

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional paid in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2021	16,767	$17	$372,969	$(917)	$449,090	$821,159
ASU 2020-06 adoption, net of tax (Note 1)	—	—	(51,130)	—	35,133	(15,997)
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	94	—	(5,515)	—	—	(5,515)
Share-based compensation	—	—	9,044	—	—	9,044
Unrealized net loss on available-for-sale securities, net of deferred tax	—	—	—	(114)	—	(114)
Net loss	—	—	—	—	(15,385)	(15,385)
Balance at March 31, 2022	16,861	$17	$325,368	$(1,031)	$468,838	$793,192
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	21	—	604	—	—	604
Share-based compensation	—	—	9,499	—	—	9,499
Unrealized net loss on available-for-sale securities, net of deferred tax	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(895)	(895)
Balance at June 30, 2022	16,882	$17	$335,471	$(1,066)	$467,943	$802,365
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	12	—	724	—	—	724
Share-based compensation	—	—	12,597	—	—	12,597
Unrealized net gain on available-for-sale securities, net of deferred tax	—	—	—	6	—	6
Warrant and bond hedge unwind transactions	—	—	202	—	—	202
Net income	—	—	—	—	404	404
Balance at September 30, 2022	16,894	$17	$348,994	$(1,060)	$468,347	$816,298

	Common Stock		Additional paid in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at January 1, 2021	16,080	$16	$318,358	$(801)	$391,952	$709,525
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	572	1	20,580	—	—	20,581
Share-based compensation	—	—	8,405	—	—	8,405
Unrealized net loss on available-for-sale securities, net of deferred tax	—	—	—	(55)	—	(55)
Warrant and bond hedge unwind transactions	—	—	396	—	—	396
Reacquisition of equity due to 2023 debt extinguishment, net of tax	—	—	(11,118)	—	—	(11,118)
Net income	—	—	—	—	18,106	18,106
Balance at March 31, 2021	16,652	$17	$336,621	$(856)	$410,058	$745,840
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	24	—	1,103	—	—	1,103
Share-based compensation	—	—	10,216	—	—	10,216
Unrealized net loss on available-for-sale securities, net of deferred tax	—	—	—	(5)	—	(5)
Reacquisition of equity due to 2023 debt extinguishment, net of tax	—	—	(1,362)	—	—	(1,362)
Net income	—	—	—	—	30,725	30,725
Balance at June 30, 2021	16,676	$17	$346,578	$(861)	$440,783	$786,517
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	31	—	1,898	—	—	1,898
Share-based compensation	—	—	9,754	—	—	9,754
Unrealized net loss on available-for-sale securities, net of deferred tax	—	—	—	(14)	—	(14)
Reacquisition of equity due to 2023 debt extinguishment, net of tax	—	—	92	—	—	92
Warrant and bond hedge unwind transactions	—	—	96	—	—	96
Net income	—	—	—	—	13,723	13,723
Balance at September 30, 2021	16,707	$17	$358,418	$(875)	$454,506	$812,066

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(15,876)	$62,554
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in estimated fair value of contingent liabilities	(1,378)	(39,377)
Depreciation and amortization of intangible assets	40,399	37,902
Amortization of premium on investments, net	75	145
Amortization of debt discount and issuance fees	639	12,863
Amortization of commercial license rights	(163)	96
Loss (gain) on debt extinguishment	(4,192)	7,303
Share-based compensation	31,140	28,375
Deferred income taxes	(25,570)	(8,229)
Loss (gain) from short-term investments	15,709	(8,135)
Lease amortization expense	4,535	3,349
Other	(45)	658
Changes in operating assets and liabilities:
Accounts receivable, net	20,550	(8,838)
Inventory	10,702	(3,103)
Accounts payable and accrued liabilities	(405)	(3,635)
Income tax receivable and payable	15,111	(4,167)
Deferred revenue	(5,182)	(20,696)
Other assets and liabilities	(1,671)	(5,909)
Net cash provided by operating activities	84,378	51,156

Cash flows from investing activities:
Purchase of short-term investments	(39,052)	(116,898)
Proceeds from sale of short-term investments	202,552	152,465
Proceeds from maturity of short-term investments	24,830	37,100
Cash paid for equity method investment	(750)	—
Purchase of property and equipment	(15,792)	(6,566)
Payments to CVR Holders	(960)	—
Other	80	135
Net cash provided by investing activities	170,908	66,236

Cash flows from financing activities:
Repurchase of 2023 Notes	(260,949)	(155,760)
Payments under financing lease obligations	(42)	(9,188)
Proceeds from convertible bond hedge settlement	202	18,938
Payments to convertible bond holders for warrant purchases	—	(18,446)
Net proceeds from stock option exercises and ESPP	1,831	29,484
Taxes paid related to net share settlement of equity awards	(6,018)	(5,903)
Payments to CVR Holders	(1,545)	(1,050)
Payments for OmniAb transaction costs	(4,171)	—
Net cash used in financing activities	(270,692)	(141,925)
Net decrease in cash, cash equivalents and restricted cash	(15,406)	(24,533)
Cash, cash equivalents and restricted cash at beginning of period	19,522	47,963
Cash, cash equivalents and restricted cash at end of period	$4,116	$23,430

Supplemental disclosure of cash flow information:
Interest paid	$1,139	$1,740
Taxes paid	$6,630	$3,720
Supplemental schedule of non-cash activity:
Accrued fixed asset purchases	$3,626	$557
Accrued inventory purchases	$7,676	$4,968
Unrealized loss on AFS investments	$(143)	$(74)

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

We adopted this guidance effective January 1, 2022 under the modified retrospective approach and the comparative information has not been restated and continues to be presented according to accounting standards in effect for those periods. The cumulative effect of the change was recognized as an adjustment to the opening balance of retained earnings at the date of adoption and our 2023 Notes are no longer bifurcated into separate liability and equity components. The principal amount of the 2023 Notes is classified as a single liability measured at amortized cost in the condensed consolidated balance sheet for the period ended September 30, 2022. Upon adoption of ASU 2020-06 on January 1 2022, we recorded an adjustment to the 2023 Notes liability component, deferred tax liabilities, additional paid-in-capital and retained earnings. This adjustment was calculated based on the carrying amount of the 2023 Notes as if it had always been treated as a single liability measured at amortized cost. Furthermore, we recorded an adjustment to the debt issuance costs contra liability and equity (additional paid-in-capital) components under the same premise, as if debt issuance costs had always been treated as a contra liability only. Under this transition method, the cumulative effect of the accounting change increased the carrying amount of the 2023 Notes by $20.4 million, reduced deferred tax liabilities by $4.4 million, reduced additional paid-in capital by $51.1 million and increased retained earnings by $35.1 million. The net balance of the 2023 Notes at January 1, 2022 was $341.1 million which included an unamortized discount of $2.2 million.

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

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheet. Except for royalty revenue and certain service revenue, we generally receive payment at the point we satisfy our obligation or soon after. Therefore, we do not generally carry any contract asset balance. Any fees billed in advance of being earned are recorded as deferred revenue. During the three months ended September 30, 2022 and 2021, the amount recognized as revenue that was previously deferred was $4.1 million, and $7.7 million, respectively. During the nine months ended September 30, 2022 and 2021, the amount recognized as revenue that was previously deferred was $8.8 million, and $22.8 million, respectively.

Disaggregation of Revenue

The following table represents disaggregation of royalties, Captisol and contract revenue (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Royalties
Kyprolis	$9,123	$8,821	$20,872	$18,548
Evomela	3,123	2,665	8,218	7,191
Teriparatide injection	4,071	2,567	12,484	2,831
Rylaze	2,099	600	6,065	600
Other	1,421	995	3,852	2,206
	$19,837	$15,648	$51,491	$31,376

Captisol
Captisol - Core	$3,582	$5,374	$13,133	$16,310
Captisol - COVID(1)	32,367	29,719	64,483	112,565
	$35,949	$35,093	$77,616	$128,875

Contract revenue
Service Revenue	$4,975	$4,828	$15,574	$17,650
License Fees	460	200	5,154	2,293
Milestone	3,658	7,419	14,022	19,436
Other	1,209	1,647	5,343	5,030
	$10,302	$14,094	$40,093	$44,409
Total	$66,088	$64,835	$169,200	$204,660
(1) Captisol - COVID represents revenue on Captisol supplied for use in formulation with remdesivir, an antiviral treatment for COVID-19.

Short-term Investments
Our short-term investments consist of the following at September 30, 2022 and December 31, 2021 (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
September 30, 2022
Bank deposits	$2,506	$—	$(53)	$2,453
Corporate bonds	4,887	—	(107)	4,780
Corporate equity securities	5,807	312	(3,615)	2,504
Mutual fund	88,115	—	(1,203)	86,912
US government securities	2,229	—	(84)	2,145
Warrants	—	232	—	232
	$103,544	$544	$(5,062)	$99,026
Viking common stock				18,265
Total short-term investments				$117,291

December 31, 2021
Bank deposits	$63,389	$13	$(21)	$63,381
Corporate bonds	29,308	17	(38)	29,287
Commercial paper	36,008	2	(12)	35,998
Corporate equity securities	5,807	402	(2,027)	4,182
Mutual fund	152,136	—	(249)	151,887
U.S. government securities	5,577	—	(23)	5,554
Warrants	—	408	—	408
	$292,225	$842	$(2,370)	$290,697
Viking common stock				30,889
Total short-term investments				$321,586

Gain (loss) from short-term investments in our condensed consolidated statements of operations includes both realized and unrealized gain (loss) from our short-term investments in public equity and warrant securities.

Allowances are recorded for available-for-sale debt securities with unrealized losses. This limits the amount of credit losses that can be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The provisions of the credit losses standard did not have a material impact on our available-for-sale debt securities during the three and nine months ended September 30, 2022.

The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	September 30, 2022
	Amortized Cost	Fair Value
Within one year	$8,659	$8,458
After one year through five years	982	939
Total	$9,641	$9,397

Our investment policy is capital preservation and we only invest in U.S.-dollar denominated investments. We held a total of 8 positions which were in an unrealized loss position as of September 30, 2022. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses are largely due to changes in interest rates and not to unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. We do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of the amortized cost basis. Accordingly, no credit losses were recognized for the three and nine months ended September 30, 2022.

Accounts Receivable and Allowance for Credit Losses

Our accounts receivable arise primarily from sales on credit to customers. We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. During the three and nine months ended September 30, 2022, we considered the current and expected future economic and market conditions including, but not limited to, the anticipated unfavorable impacts of the COVID-19 pandemic on our business and recorded an adjustment of $(0.1) million and $(0.3) million of allowance for credit losses, respectively, as of September 30, 2022.

Inventory

Inventory, which consists of finished goods, is stated at the lower of cost or net realizable value. We determine cost using the first-in, first-out method or the specific identification method.

We analyze our inventory levels periodically and write down inventory to net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There were no write-downs related to obsolete inventory recorded for the three and nine months ended September 30, 2022 and 2021. As of September 30, 2022 inventory consists of Captisol prepayments of $7.4 million, and as of December 31, 2021 inventory consists of Captisol prepayments of $24.6 million.

Goodwill and Other Identifiable Intangible Assets

Goodwill and other identifiable intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Indefinite-lived intangible assets
Goodwill	$181,206	$181,206
Definite lived intangible assets
Complete technology	282,057	280,617
Less: accumulated amortization	(90,611)	(78,991)
Trade name	2,642	2,642
Less: accumulated amortization	(1,544)	(1,444)
Customer relationships	40,700	40,700
Less: accumulated amortization	(20,272)	(18,267)
Contractual relationships	362,000	362,000
Less: accumulated amortization	(57,947)	(36,217)
Total goodwill and other identifiable intangible assets, net	$698,231	$732,246

Prior to 2022, we only had one reporting unit and reportable segment. In connection with the announcement in March 2022 of our intention to separate the OmniAb business pursuant to a distribution to Ligand’s stockholders of Ligand’s shares in OmniAb followed by a merger with APAC, management concluded that we had two reporting units and reportable segments - the OmniAb business and the Ligand core business. See Note 2, Segment Information, for additional information. We performed a fair value analysis utilizing a combination of income approach and market approach to determine the fair value of each segment in order to appropriately allocate the goodwill between the segments as of the announcement date. The following table presents our allocation of goodwill balance by segment (in thousands):

Fair Value
Goodwill
Ligand core business	$105,673
OmniAb business	75,533
$181,206

Commercial License Rights

Commercial license rights consist of the following (in thousands):

	September 30, 2022			December 31, 2021
	Gross	Adjustments(1)	Net	Gross	Adjustments(2)	Net
Aziyo and CorMatrix	$17,696	$(9,455)	$8,241	$17,696	$(9,461)	$8,235
Selexis and Dianomi	10,602	(8,650)	1,952	10,602	(8,727)	1,875
Total	$28,298	$(18,105)	$10,193	$28,298	$(18,188)	$10,110
(1) Amounts represent accumulated amortization to principal of $11.6 million and credit loss adjustments of $6.5 million as of September 30, 2022.
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

We estimated the credit losses at the individual asset level by considering the performance against the programs, the company operating performance and the macroeconomic forecast. In addition, we have judgmentally applied credit loss risk factors to the future expected payments with consideration given to the timing of the payment. Given the higher inherent credit risk associated with longer term receivables, we applied a lower risk factor to the earlier years and progressively higher risk factors to the later years. During the three and nine months ended September 30, 2022, we further considered the current and expected future economic and market conditions surrounding the novel coronavirus (COVID-19) pandemic and concluded no further adjustment was needed on the allowance for credit losses as of September 30, 2022.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Compensation	$6,229	$6,532
Professional fees	2,848	2,046
Amounts owed to former licensees	4,042	630
Return reserve	—	2,420
Acquisition related liabilities	—	1,000
Subcontractor	1,756	1,759
Other	4,463	3,192
Total accrued liabilities	$19,338	$17,579

Share-Based Compensation

Share-based compensation expense for awards to employees and non-employee directors is a non-cash expense and is recognized on a straight-line basis over the vesting period. The following table summarizes share-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
SBC - Research and development expenses	$6,104	$4,480	$14,519	$12,975
SBC - General and administrative expenses	6,493	5,274	16,621	15,400
	$12,597	$9,754	$31,140	$28,375

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.8%	0.8%	2.9%	0.5%
Dividend yield	—	—	—	—
Expected volatility	50%	48%	50%	61%
Expected term (years)	4.9	4.9	4.8	5.0

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

The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Weighted average shares outstanding:	16,888	16,688	16,860	16,595
Dilutive potential common shares:
Restricted stock	65	75	—	85
Stock options	179	379	—	507
Shares used to compute diluted income per share	17,132	17,142	16,860	17,187
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	6,706	5,574	6,503	4,984

For the three months ended September 30, 2022, 0.6 million of potentially dilutive shares in connection with the adoption of ASU 2020-06 were anti-dilutive. Under the new standard, we are required to reflect the dilutive effect of the 2023 Notes by application of the if-converted method.

For the nine months ended September 30, 2022, due to the net loss for the period, all of the 0.3 million weighted average equity awards and 1.1 million of potentially dilutive shares in connection with the adoption of ASU 2020-06 were anti-dilutive.

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

We are a biopharmaceutical company focused on developing or acquiring technologies that help pharmaceutical companies discover and develop medicines. Our operating segments are identified in the same manner as they are reported internally and used by our chief operating decision maker for the purpose of evaluating performance and allocating resources. Historically, we have disclosed one reportable segment. On March 23, 2022, we entered into the Merger Agreement, pursuant to which APAC would combine with OmniAb, and acquire the OmniAb Business, in a Reverse Morris Trust transaction (collectively, the “Transactions”). Immediately prior to the Merger and pursuant to the Separation Agreement, we, among other things, would transfer the OmniAb Business, including but not limited to the equity interests of Ab Initio Biotherapeutics, Inc., Crystal Bioscience, Inc., Icagen, LLC, Taurus Biosciences, LLC and xCella Biosciences, Inc. to OmniAb (the “Reorganization”) and, in connection therewith, would distribute (the “Distribution”) to Ligand stockholders 100% of the common stock of OmniAb. Immediately following the Distribution, Merger Sub would merge with and into OmniAb (the “Merger”), with OmniAb continuing as the surviving company in the Merger and as a wholly owned subsidiary of APAC. The entire transaction was completed on November 1, 2022. See Note 9, Subsequent Event, for additional information.

In connection with the execution of the Merger Agreement, we made organizational changes to better align our organizational structure with our strategy and operations, and management has reorganized the reportable segments to better reflect how the business is evaluated by the chief operating decision maker. Beginning in the first quarter of 2022, we operated the following two reportable segments: (1) OmniAb business and (2) Ligand core business. The OmniAb business segment is focused on enabling the discovery of therapeutic candidates for our partners by pairing antibody repertoires generated from our proprietary transgenic animals with our OmniAb business platform screening tools. The Ligand core business segment is a biopharmaceutical business focused on developing or acquiring technologies that help pharmaceutical companies deliver and develop medicines. After the closing date of the Transactions, the historical financial results of OmniAb will be reflected in our consolidated financial statements as discontinued operations under GAAP for all periods presented through the date of the Distribution.

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

The following table provides a reconciliation of revenue and operating income by reportable segment to consolidated results and was derived from each segment’s internal financial information as used for corporate management purposes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
OmniAb business revenue
Royalties	$582	$—	$984	$—
Contract	6,285	5,140	22,353	19,520
Total OmniAb business revenue	6,867	5,140	23,337	19,520
Ligand core business revenue
Royalties	19,255	15,648	50,507	$31,376
Captisol - Core	3,582	5,374	13,133	16,310
Captisol - COVID	32,367	29,719	64,483	112,565
Contract	4,017	8,954	17,740	24,889
Total Ligand core business revenue	59,221	59,695	145,863	185,140
Total revenue	$66,088	$64,835	$169,200	$204,660

Segment operating income (loss)
OmniAb business	$(11,721)	$(9,177)	$(26,905)	$(21,587)
Ligand core business	22,022	32,620	49,050	112,601
Total segment operating income	10,301	23,443	22,145	91,014

Unallocated corporate items
Shared-based compensation	6,462	5,811	17,255	16,429
Other corporate expenses	3,203	1,926	14,029	8,424
Total unallocated corporate items	9,665	7,737	31,284	24,853
Income (loss) from operations	$636	$15,706	$(9,139)	$66,161

3. Fair Value Measurements

Assets and Liabilities Measured on a Recurring Basis

The following table presents the hierarchy for our assets and liabilities measured at fair value (in thousands):

	September 30, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments, excluding Viking(1)	$4,649	$94,145	$232	$99,026	$9,735	$280,553	$409	$290,697
Investment in Viking common stock	18,265	—	—	18,265	30,889	—	—	30,889
Total assets	$22,914	$94,145	$232	$117,291	$40,624	$280,553	$409	$321,586
Liabilities:
CyDex contingent liabilities	$—	$—	$308	$308	$—	$—	$349	$349
Metabasis contingent liabilities(2)	—	2,507	—	2,507	—	3,358	—	3,358
Icagen contingent liabilities(3)	—	—	5,333	5,333	—	—	7,364	7,364
xCella contingent liabilities(4)	—	—	480	480	—	—	—	—
Amounts owed to former licensor	73	—	—	73	86	—	—	86
Total liabilities	$73	$2,507	$6,121	$8,701	$86	$3,358	$7,713	$11,157

1.Excluding our investment in Viking, our short-term investments in marketable debt and equity securities are classified as available-for-sale securities based on management's intentions and are at level 2 of the fair value hierarchy, as these investment securities are valued based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Short-term investments in mutual funds are valued at their net asset value (NAV) on the last day of the period. We have classified marketable securities with original maturities of greater than one year as short-term investments based upon our ability and intent to use any and all of those marketable securities to satisfy the liquidity needs of our current operations. In addition, we have investment in warrants resulting from Seelos Therapeutics Inc. milestone payments that were settled in shares during the first quarter of 2019 and are at level 3 of the fair value hierarchy, based on Black-Scholes value estimated by management on the last day of the period.

2.In connection with our acquisition of Metabasis in January 2010, we issued Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by us from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The liability for the CVRs is determined using quoted prices in a market that is not active for the underlying CVR. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. Several of the Metabasis drug development programs have been outlicensed to Viking, including VK2809. VK2809 is a novel selective TR-β agonist with potential in multiple indications, including hypercholesterolemia, dyslipidemia, NASH, and X-ALD. Under the terms of the agreement with Viking, we may be entitled to up to $375 million of development, regulatory and commercial milestones and tiered royalties on potential future sales including a $10 million payment upon initiation of a Phase 3 clinical trial. During the three and nine months ended September 30, 2022, we adjusted the balance of the Metabasis CVR liability $0.1 million and $(0.9) million to mark to market, respectively.
3.The fair value of Icagen contingent liabilities was determined using a probability weighted income approach. Most of the contingent payments are based on certain revenue milestones as defined in the asset purchase agreement with Icagen. The fair value is subjective and is affected by changes in inputs to the valuation model including management’s estimates regarding the timing and probability of achievement of certain developmental and regulatory milestones. Changes in these estimates may materially affect the fair value. During the nine months ended September 30, 2022, we paid $1.5 million contingent liability based on revenue milestones to former Icagen shareholders, respectively. During the three and nine months ended September 30, 2022, we adjusted the balance of the Icagen CVR liability $(0.2) million and $(0.5) million to mark to market, respectively.
4.The fair value of xCella contingent liabilities is determined when it is probable that the earnout liability will occur and the amount can be reasonably estimated. We concluded that no earnout liability would be recognized at the acquisition date in September 2020. During the three and nine months ended September 30, 2022, we paid $1.0 million contingent liabilities to former xCella shareholders. During the three and nine months ended September 30, 2022, we recorded $0.5 million and $1.4 million of earnout liability to be allocated to the cost of the acquired assets due to contingencies being met as part of the acquisition agreement, respectively.

A reconciliation of the level 3 financial instruments as of September 30, 2022 is as follows (in thousands):

Fair value of level 3 financial instruments as of December 31, 2021	$7,713
Payments to CVR holders and other contingent payments	(2,505)
Fair value adjustments to contingent liabilities	(527)
Contingent liabilities from xCella asset acquisition	1,440
Fair value of level 3 financial instruments as of September 30, 2022	$6,121

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

In connection with the organizational changes to the Company’s reportable segments, we re-allocated goodwill between the two identified reporting units (OmniAb business and Ligand core business). We performed a goodwill impairment analysis immediately before and after the allocation of goodwill and concluded no impairment. At September 30, 2022, there were no indicators of impairment at either of the reporting units.
At September 30, 2022, there were no indicators of impairment of our indefinite-lived intangible assets, or long-lived assets.

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

(2) during the five business day period immediately following any 10 consecutive trading day period, in which the trading price per $1,000 principal amount of notes was less than 98% of the product of the last reported sale price of our common stock on such trading day and the conversion rate on each such trading day; or

(3) upon the occurrence of certain specified corporate events as specified in the indenture governing the notes (the“Indenture”).

In advance of the Distribution of the shares of common stock of OmniAb to Ligand’s shareholders on November 1, 2022, a notice of convertibility was delivered to the holders of the 2023 Notes. No holders exercised their right to convert their 2023 Notes during the applicable period for conversion. The conversion rate for the 2023 Notes will be adjusted in accordance with the requirements of the Indenture based on calculations determined with reference to a valuation period of the first 10 consecutive trading days after, and including, the ex-dvidend date of the spin-off (as determined in the Indenture).

The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the conversion price of $248.48 (not accounting for the anticipated adjustment in the conversion rate). In connection with the issuance of the 2023 Notes, we incurred $16.9 million of issuance costs, which primarily consisted of underwriting, legal and other professional fees, is amortized to interest expense using the effective interest method over the five year expected life of the 2023 Notes, and the effective interest rate as of September 30, 2022 is 0.5%. During the three months ended September 30, 2022 we recognized a total of $0.3 million in interest expense which includes $0.2 million in contractual interest expense and $0.1 million in amortized issuance costs. During the nine months ended September 30, 2022 we recognized a total of $1.5 million in interest expense which includes $0.9 million in contractual interest expense and $0.6 million in amortized issuance costs.

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

During the three months ended September 30, 2022, we repurchased $38.6 million in principal amount of the 2023 Notes for $37.7 million in cash, including accrued interest of $0.1 million. We accounted for the repurchase as a debt extinguishment, which resulted in a gain of $0.9 million reflected in other income (expense), net, in our condensed consolidated statement of operations for the three months ended September 30, 2022, and a $0.1 million reduction in debt discount.

During the nine months ended September 30, 2022, we repurchased $266.4 million in principal amount of the 2023 Notes for $261.4 million in cash, including accrued interest of $0.5 million. We accounted for the repurchase as a debt extinguishment, which resulted in a gain of $4.2 million reflected in other income (expense), net, in our condensed consolidated statement of operations for the nine months ended September 30, 2022, and a $1.3 million reduction in debt discount.

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

During the year ended December 31, 2021, in connection with the repurchases of $152.0 million in principal of the 2023 Notes for $156.0 million in cash, including accrued interest of $0.3 million, we entered into Warrant Early Unwind Agreements and Bond Hedge Unwind Agreements with Barclays Bank PLC, Deutsche Bank AG, and Goldman Sachs & Co. LLC to unwind a portion of the convertible note hedges transactions we initially entered into in connection with the issuance of the 2023 Notes. We paid $18.4 million as part of the Warrant Early Unwind Agreements reducing the number of shares covered by the warrants from 3,018,327 to 2,559,254. We received $18.9 million as part of the Bond Hedge Early Unwind Agreements reducing the number of options under the convertible bond hedges to 598,021 as of December 31, 2021. These unwind transactions resulted in a $0.5 million net increase in additional paid-in-capital in our condensed consolidated balance sheet as of December 31, 2021.

In August 2022, in connection with the repurchases of $227.8 million in principal of the 2023 Notes for $223.7 million in cash, including accrued interest of $0.4 million made during the six months ended June 30, 2022, we entered into Bond Hedge Unwind Agreements with Barclays Bank PLC, Deutsche Bank AG, and Goldman Sachs & Co. LLC to unwind a portion of the convertible note hedges transactions we initially entered into in connection with the issuance of the 2023 Notes. We received $0.2 million as part of these Bond Hedge Early Unwind Agreements reducing the number of options under the convertible bond hedges to 370,219 as of September 30, 2022. This transaction resulted in a $0.2 million net increase in additional paid-in-capital in our condensed consolidated balance sheet as of September 30, 2022.

The following table summarizes information about the 2023 Notes (in thousands):

	September 30, 2022	December 31, 2021(1)
Principal amount of the 2023 Notes outstanding	$76,854	$343,301
Unamortized discount (including unamortized debt issuance cost)	(254)	(22,584)
Total long-term portion of notes payable	$76,600	$320,717

Fair value of the 2023 Notes outstanding (Level 2)	$74,395	$341,801
(1) - Balances as of December 31, 2021 reported before the adoption of ASU 2020-06.

5. Income Tax

Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three and nine months ended September 30, 2022 and 2021 was 52.9% and 10.1%, and 20.3% and (15.1)%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2022 was due primarily to the tax deductions related to foreign derived intangible income tax credit as well as the research and development tax credits, which were partially offset by Section 162(m) limitation, non-deductible ISO related stock compensation expense and recognition of non-refundable foreign taxes paid during the period. The variance from the U.S. federal tax rate of 21% for the three and nine months ended September 30, 2021 was significantly impacted by tax benefits related to (1) a $3.8 million and $37.6 million Pfenex CVR adjustment recorded during the respective period, due to the lower probability of achieving the specific development and regulatory milestone by December 31, 2021 as defined by the Pfenex CVR, and (2) net excess tax windfalls from share-based compensation resulting from increased stock option exercise activity.

6. Stockholders’ Equity

We grant options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 9, Stockholders’ Equity, of the Notes to Consolidated Financial Statements in our 2021 Annual Report.

The following is a summary of our stock option and restricted stock activity and related information:

	Stock Options		Restricted Stock Awards
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2021	2,199,598	$106.00	264,143	$138.21
Granted	852,475	$91.39	260,577	$89.99
Options exercised/RSUs vested	(34,941)	$38.56	(136,448)	$120.77
Forfeited	(36,529)	$76.26	(2,059)	$121.79
Balance as of September 30, 2022	2,980,603	$102.98	386,213	$111.93

As of September 30, 2022, outstanding options to purchase 1.7 million shares were exercisable with a weighted average exercise price per share of $102.23.

Employee Stock Purchase Plan

The price at which common stock is purchased under the Amended Employee Stock Purchase Plan, or ESPP, is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of September 30, 2022, 38,007 shares were available for future purchases under the ESPP.

Share Repurchases

On September 11, 2019, our Board of Directors approved a stock repurchase program authorizing, but not obligating, the repurchase of up to $500.0 million of our common stock from time to time over the next three years. We expect to acquire shares primarily through open-market transactions and may enter into Rule 10b5-1 trading plans, to facilitate open-market repurchases. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. We did not have any share repurchases during the three and nine months ended September 30, 2022. Authorization to repurchase $248.8 million of our common stock remained available as of September 30, 2022.

At-the Market Equity Offering Program

On September 30, 2022, we filed a registration statement on Form S-3 (the “Shelf Registration Statement”), which became automatically effective upon filing, covering the offering of common stock, preferred stock, debt securities, warrants and units.

On September 30, 2022, we also entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in “at the market” offerings through the Agent (the “ATM Offering”). The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $100.0 million of our common stock from time to time through the ATM Offering. The shares to be sold under the Sales Agreement may be issued and sold pursuant to the Shelf Registration Statement. To date, we have not issued any shares of common stock in the ATM Offering.

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

CyDex, a wholly owned subsidiary of Ligand, and Baxter Healthcare Corp. (“Baxter”) are parties to a license agreement relating to Ligand’s Captisol® technology and, more specifically, relating to Captisol®-enabled Nexterone® (amiodarone HCl premixed injection). CyDex contended that Baxter has not paid all of the royalties due to CyDex under the terms of the license agreement and Baxter contends that it has overpaid royalties for several years. On April 6, 2021, Baxter initiated an arbitration with AAA pursuant to the arbitration provision of the license agreement. On April 21, 2021, CyDex filed an answering statement and counterdemand. On December 2, 2021, Baxter filed an Amended Notice of Arbitration Demand seeking a declaration limiting the “royalty term” of the license agreement to “the later of i) the expiration of the licensed [p]atent; or ii) when there are no longer any CyDex patents listed in the Orange Book for [Nexterone®].” Baxter later clarified its position, and asserted that royalties should have ceased being due upon the May 4, 2022 expiry of CyDex’s U.S. Patent No. 6,869,939. The parties conducted a three-day arbitration hearing May 24-26, 2022. In a September 9, 2022 Final Award, the Tribunal ruled in CyDex’s favor by (1) denying Baxter’s request for a partial refund of previously paid royalties, (2) granting CyDex’s request for underpaid royalties, and (3) concluding that “[g]oing forward Baxter shall pay CyDex” a royalty consistent with CyDex’s construction of the license agreement until, at least, the March 13, 2029 expiry of CyDex’s U.S. Patent No. 7,635,773.

On April 22, 2022, Pfenex Inc. (“Pfenex”), a wholly owned subsidiary of Ligand, received a notice of alleged breach from Beijing Kangchen Biological Technology Co., Ltd. (“Kangchen”) with respect to a Development and License Agreement between Pfenex and Kangchen (“License Agreement”) pertaining to the development and commercialization of teriparatide in certain Southeast Asian countries. The allegations in the notice focused on the activities of Pfenex and other parties. On June 16, 2022, we rejected all claims raised by Kangchen in the notice. On June 24, 2022, Kangchen served Pfenex a notice of termination of the License Agreement and demanded initiation of the dispute resolution process in accordance with the License Agreement. On June 29, 2022, we again rejected all claims raised by Kangchen in the notice of termination and agreed to engage in the applicable dispute resolution process, including good faith negotiations between the parties. On October 20, 2022, we agreed to make a single lump sum payment to Kangchen in connection with a termination agreement that, among other things, terminates the License Agreement and releases all claims between the parties arising from the License Agreement. We anticipate that the termination agreement between Pfenex and Kangchen will go into effect the fourth quarter of 2022.

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

8. Leases

We lease certain office facilities and equipment primarily under various operating leases. Our leases have remaining contractual terms up to ten years, some of which include options to extend the leases for up to five years. Our lease agreements do not contain any material residual value guarantees, material restrictive covenants, or material termination options. Our operating lease costs are primarily related to facility leases for administration offices and research and development facilities, and our finance leases are primarily related to our right to use the equipment under the agreement with Hovione, our third-party manufacturer, to exclusively manufacture Captisol.

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

Operating and Finance Lease Assets and Liabilities (in thousands):

Assets	September 30, 2022	December 31, 2021
Operating lease assets	$32,108	$16,542
Finance lease assets	14,444	16,207
Total lease assets	$46,552	$32,749

Liabilities
Current operating lease liabilities	$2,345	$2,053
Current finance lease liabilities	48	46
	2,393	2,099
Long-term operating lease liabilities	34,893	15,494
Long-term finance lease liabilities	14	58
Total lease liabilities	$37,300	$17,651

During the three and nine months ended September 30, 2022, we entered into several lease agreements and amendments, which resulted in an increase in lease assets of $8.3 million and $18.4 million, and liabilities of $8.5 million and $21.7 million, respectively.

Maturity of Operating and Finance Lease Liabilities as of September 30, 2022 (in thousands):

Maturity Dates	Operating Leases
Remaining three months ending December 31, 2022	$1,306
2023	4,842
2024	4,735
2025	4,939
2026	5,242
2027	5,381
Thereafter	22,317
Total lease payments	48,762
Less estimated tenant improvement allowance:	(1,030)
Less imputed interest	(10,494)
Present value of lease liabilities	$37,238

9. Subsequent Event

On November, 1, 2022, Ligand completed the Transactions. Pursuant to the Distribution, Ligand distributed on a pro rata basis to its shareholders as of the close of business on October 26, 2022 shares of the common stock of OmniAb representing 100% of Ligand’s interest in OmniAb. The Distribution was immediately followed by the Merger, pursuant to which OmniAb merged with Merger Sub, with OmniAb continuing as the surviving entity and becoming a wholly owned subsidiary of APAC. Prior to the Distribution and Merger, OmniAb changed its name to OmniAb Operations, Inc. and APAC changed its name to OmniAb, Inc. Following the Merger, OmniAb, Inc. is an independent, publicly traded company whose common stock trades on NASDAQ under the symbol “OABI.”

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

Overview

Prior to the completion on November 1, 2022 of the expected tax-free spin-off of our subsidiary OmniAb (further discussed below), our business included OmniAb’s antibody discovery business. OmniAb’s discovery platform provides pharmaceutical industry partners access to diverse antibody repertoires and high-throughput screening technologies to enable discovery of next-generation therapeutics. At the heart of the OmniAb platform is the Biological Intelligence™ (BI) of its proprietary transgenic animals, including OmniRat, OmniChicken and OmniMouse that have been genetically modified to generate antibodies with human sequences to facilitate development of human therapeutic candidates. OmniFlic (transgenic rat) and OmniClic (transgenic chicken) address industry needs for bispecific antibody applications though a common light chain approach, and OmniTaur features unique structural attributes of cow antibodies for complex targets. The OmniAb suite of technologies span from BI-powered repertoire generation to cutting edge antibody discovery and optimization offering a highly efficient and customizable end-to-end solution for the growing discovery needs of the global pharmaceutical industry.

After the spin-off of our OmniAb antibody discovery business, Ligand is a revenue-generating biopharmaceutical company focused on developing or acquiring technologies that help pharmaceutical companies discover and develop medicines. Our business model creates value for stockholders by providing a diversified portfolio of biotech and pharmaceutical product revenue streams that are supported by an efficient and low corporate cost structure. Our goal is to offer investors an opportunity to participate in the promise of the biotech industry in a profitable, diversified and lower-risk business than a typical biotech company. Our business model is based on doing what we do best: drug discovery, early-stage drug development, product reformulation and partnering. We partner with other pharmaceutical companies to leverage what they do best (late-stage development, regulatory management and commercialization) ultimately to generate our revenue. Our Captisol platform technology is a patent-protected, chemically modified cyclodextrin with a structure designed to optimize the solubility and stability of drugs. Our Pelican Expression Technology is a robust, validated, cost-effective and scalable platform for recombinant protein production that is especially well-suited for complex, large-scale protein production where traditional systems are not. We have established multiple alliances, licenses and other business relationships with the world’s leading pharmaceutical companies including Amgen, Merck, Pfizer, Sanofi, Takeda, Gilead Sciences and Baxter International.

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

Update on the OmniAb Separation Process

On November 1, 2022, Ligand completed (the “Closing”) the separation (the “Separation”) of its antibody discovery business and certain related assets and liabilities (the “OmniAb Business”) through a spin-off of OmniAb to Ligand’s shareholders of record as of October 26, 2022 (the “Record Date”) on a pro rata basis (the “Distribution”) and merger (the “Merger”) of OmniAb with a wholly owned subsidiary of APAC in a Reverse Morris Trust transaction (collectively, the “Transactions”) pursuant to the Merger Agreement and the Separation Agreement (collectively with the other related transaction documents, the “Transaction Agreements”). The day prior to the Closing, OmniAb was renamed OmniAb Operations, Inc. and APAC was renamed OmniAb, Inc. (“New OmniAb”). Pursuant to the Transaction Agreements, Ligand contributed to OmniAb cash and certain assets and liabilities constituting the OmniAb Business, including certain related subsidiaries of Ligand, to OmniAb (the “Contribution”). In consideration for the Contribution, OmniAb issued to Ligand additional shares of OmniAb common stock such that the number of shares of OmniAb common stock then outstanding equaled the number of shares of OmniAb common stock necessary to effect the Distribution. Pursuant to the Distribution, Ligand shareholders as of the Record Date received one share of OmniAb common stock for each share of Ligand common stock held as of such date. Pursuant to the Merger Agreement, each share of OmniAb common stock was thereafter exchanged for the right to receive 4.90007 shares of New OmniAb common stock and 0.75842 shares of New OmniAb common stock subject to price-based earnout triggers (the “Earnout Shares”). The Earnout Shares will vest based upon the achievement of certain volume-weighted average trading prices (VWAP) for shares of OmniAb for any 20 trading days over a consecutive 30 trading-day period during the five-year period following the Closing, with (i) fifty percent of such Earnout Shares vesting upon achievement of a VWAP of $12.50 per share of OmniAb common stock or upon the occurrence of a change of control transaction that will result in the holders of OmniAb common stock receiving a price per share in excess of $12.50, and (ii) the remaining fifty percent of the Earnout Shares vesting upon achievement of a VWAP of $15.00 per share of OmniAb common stock or upon the occurrence of a change of control transaction that will result in the holders of OmniAb common stock receiving a price per share in excess of $15.00. The Earnout Shares are not transferable until the vesting condition for the applicable tranche of Earnout Shares has been achieved. Upon the closing of the Transactions, the ownership of the outstanding stock of New OmniAb (including the Earnout Shares) was as follows: Ligand’s existing shareholders held approximately

85.0%, APAC’s existing public shareholders held approximately 1.1% and the sponsor and related parties of APAC held approximately 13.9%. Fractional shares of New OmniAb common stock were not issued pursuant to the Merger. Instead, shareholders received cash in lieu of any fractional share (other than with respect to Earnout Shares).

As of the Closing, OmniAb expected to have approximately $95 million of net cash. The transaction is expected to be tax-free to Ligand and its shareholders for U.S. federal income tax purposes.

On November 2, 2022, OmniAb began regular-way trading on NASDAQ under the ticker symbol “OABI.” Ligand continues to trade under the ticker symbol “LGND.”

Business Updates

Travere Therapeutics announced that the previously assigned PDUFA target action date of November 17, 2022 for its NDA under Subpart H for accelerated approval of sparsentan for the treatment of IgA nephropathy (IgAN) is expected to be extended by three months and is now February 17, 2023. Travere subsequently announced the European Medicines Agency has accepted for review the Conditional Marketing Authorization for sparsentan for IgAN in Europe with a review decision expected in the second half of 2023.

Verona Pharma announced positive top-line results from its Phase 3 ENHANCE-2 trial evaluating ensifentrine for the treatment of chronic obstructive pulmonary disease (COPD). The trial successfully met its primary and secondary endpoints evaluating lung function, and significantly reduced the rate and risk of COPD exacerbations. Ensifentrine was well tolerated with safety results similar to placebo. Verona subsequently announced additional analyses demonstrating ensifentrine reduced exacerbation rates across all subgroups in the Phase 3 ENHANCE-2 trial.

Merck announced the European Medicines Agency has recommended approval of VAXNEUVANCE for active immunization for the prevention of invasive disease, pneumonia and acute otitis media caused by Streptococcus pneumoniae in individuals from 6 weeks to less than 18 years of age. VAXNEUVANCE is a 15-valent pneumococcal vaccine utilizing Ligand’s CRM197 vaccine carrier protein and is currently authorized for use in the European Union for individuals 18 years of age and older and is approved in the United States for individuals 6 weeks of age and older. In July 2022 Merck started a broad Phase 3 program for V116, their investigational 21-valent pneumococcal conjugate vaccine utilizing Ligand’s CRM197 vaccine carrier protein.

Sermonix Pharmaceuticals announced results of its ELAINE 1 Phase 2 study of lasofoxifene vs. fulvestrant in postmenopausal women with locally advanced or metastatic ER+/HER2- breast cancer and an ESR1 mutation. Median progression-free survival was 6.04 months for lasofoxifene vs. 4.04 months for fulvestrant (p=0.138). Objective response rate was 13.2% for lasofoxifene vs. 2.9% for fulvestrant, (p=0.12), with 1 complete response and 4 partial responses in the lasofoxifene arm vs. no complete responses and 1 partial response in the fulvestrant arm. While the study was not powered for statistical significance, all endpoints numerically favored lasofoxifene.

As of September 30, 2022, over 60 partners have access to OmniAb-derived antibodies and more than 270 programs are being actively pursued or commercialized by OmniAb's partners. As of September 30, 2022, the platform has generated 25 clinical- or commercial- stage OmniAb-derived antibodies.

Results of Operations

Revenue

(Dollars in thousands)	Q3 2022	Q3 2021	Change	% Change	YTD 2022	YTD 2021	Change	% Change
Royalties	$19,837	15,648	$4,189	27%	$51,491	$31,376	$20,115	64%
Captisol - Core	3,582	5,374	(1,792)	(33)%	13,133	16,310	(3,177)	(19)%
Captisol - COVID	32,367	29,719	2,648	9%	64,483	112,565	(48,082)	(43)%
Contract revenue	10,302	14,094	(3,792)	(27)%	40,093	44,409	(4,316)	(10)%
Total revenue	$66,088	$64,835	$1,253	2%	$169,200	$204,660	$(35,460)	(17)%

Q3 2022 vs. Q3 2021

Total revenue increased by $1.3 million, or 2%, to $66.1 million in Q3 2022 compared to $64.8 million in Q3 2021 primarily due to the $4.2 million increase in royalties revenue which was driven by Kyprolis and sales of products using the Pelican platform. Contract revenue decreased by $3.8 million, or 27%, to $10.3 million in Q3 2022 primarily due to the achievement of significant milestones tied to the Pelican platform in Q3 2021. Core Captisol sales decreased by $1.8 million, or 33%, to $3.6 million in Q3 2022 primarily due to the timing of customer orders. Captisol sales related to COVID-19 were $32.4 million in Q3 2022, compared with $29.7 million for the same period in 2021 with the increase related to the demand for the pandemic-related treatment.

Revenues attributable to the Ligand core business segment and OmniAb business segment were $59.2 million and $6.9 million, and $59.7 million and $5.1 million, respectively, for Q3 2022 and Q3 2021.

YTD 2022 vs. YTD 2021

Total revenue decreased by $35.5 million, or 17%, to $169.2 million in YTD 2022 compared to $204.7 million in YTD 2021 primarily due to the $48.1 million decrease in sales of COVID-related Captisol that is used in formulation with remdesivir. Captisol sales related to COVID-19 were $64.5 million for the nine months ended September 30, 2022, compared with $112.6 million for the same period in 2021. The lower sales were due to reduced demand for the pandemic-related treatment. Royalties increased in YTD 2022 by $20.1 million compared to YTD 2021, with the increase primarily due to Kyprolis and sales of products using the Pelican platform. Core Captisol sales decreased by $3.2 million, or 19%, to $13.1 million in YTD 2022 compared to YTD 2021 primarily due to timing of customer orders. Contract revenue decreased by $4.3 million, or 10%, to $40.1 million in YTD 2022 compared to YTD 2021 primarily due to the achievement of significant milestones tied to the Pelican platform in YTD 2021.

Revenues attributable to the Ligand core business segment and OmniAb business segment were $145.9 million and $23.3 million, and $185.1 million and $19.5 million, respectively, for YTD 2022 and YTD 2021.

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

The following table represents royalty revenue by program (in millions):

(in millions)	Q3 2022 Estimated Partner Product Sales	Effective Royalty Rate	Q3 2022 Royalty Revenue	Q3 2021 Estimated Partner Product Sales	Effective Royalty Rate	Q3 2021 Royalty Revenue
Kyprolis	$336.8	2.7%	$9.1	$312.3	2.8%	$8.8
Evomela	15.6	20.0%	3.1	13.3	20.0%	2.7
Teriparatide injection(1)	11.7	34.9%	4.1	6.9	37.3%	2.6
Rylaze	70.0	3.0%	2.1	20.7	2.9%	0.6
Other	49.5	2.9%	1.4	43.6	2.1%	0.9
Total	$483.6		$19.8	$396.8		$15.6

(in millions)	YTD 2022 Estimated Partner Product Sales	Effective Royalty Rate	YTD 2022 Royalty Revenue	YTD 2021 Estimated Partner Product Sales	Effective Royalty Rate	YTD 2021 Royalty Revenue
Kyprolis	$980.4	2.1%	$20.9	$877.2	2.1%	$18.5
Evomela	41.1	20.0%	8.2	36.0	20.0%	7.2
Teriparatide injection(1)	36.5	34.2%	12.5	7.9	35.6%	2.8
Rylaze	197.2	3.1%	6.1	20.7	2.9%	0.6
Other	174.4	2.2%	3.8	114.3	2.0%	2.3
Total	$1,429.6		$51.5	$1,056.1		$31.4
(1) - Teriparatide injection sales have been adjusted for certain deductible items as defined in the respective license agreement.

Operating Costs and Expenses

(Dollars in thousands)	Q3 2022	% of Revenue	Q3 2021	% of Revenue	YTD 2022	% of Revenue	YTD 2021	% of Revenue
Cost of Captisol	$14,153		$11,446		$31,213		$50,192
Amortization of intangibles	11,818		11,827		35,455		35,391
Research and development	22,036		16,938		61,461		50,769
General and administrative	17,445		12,718		50,210		39,747
Other operating income	—		(3,800)		—		(37,600)
Total operating costs and expenses	$65,452	99%	$49,129	76%	$178,339	105%	$138,499	68%

Q3 2022 vs. Q3 2021

Total operating costs and expenses increased by $16.3 million, or 33%, to $65.5 million in Q3 2022 compared to $49.1 million in Q3 2021.

Cost of Captisol increased by $2.7 million, or 24%, to $14.2 million in Q3 2022 compared to $11.4 million in Q3 2021, with the increase primarily due to higher total sales of Captisol and a shift in the mix of Captisol sales this quarter away from clinical use customers. All of the cost of Captisol is attributable to the Ligand core business segment.

Amortization of intangibles remained steady in Q3 2022 compared to the same period in 2021 as there have been no significant changes to the gross balance of intangible assets over these periods. Amortization of intangibles were $8.6 million and $3.2 million for the Ligand core business segment and OmniAb business segment during both Q3 2022 and Q3 2021, respectively.

At any one time, we are working on multiple R&D programs. As such, we generally do not track our R&D expenses on a specific program basis. Research and development expense was $22.0 million for Q3 2022, compared with $16.9 million for the same period of 2021, with the increase primarily due to continued investment in the OmniAb business including facilities and headcount related expenditures associated with the spin-off. Excluding $0.9 million in unallocated corporate items, R&D expenses were $8.1 million and $13.0 million for the Ligand core business segment and OmniAb business segment during Q3 2022, respectively. Excluding $0.9 million in unallocated corporate items, R&D expenses were $6.4 million and $9.6 million, for the Ligand core business segment and OmniAb business segment during Q3 2021, respectively.

General and administrative expense was $17.4 million for Q3 2022, compared to $12.7 million for the same period in 2021, with the increase primarily due to legal expenses and headcount related expenditures. Excluding $8.7 million in unallocated corporate items, general and administrative expenses were $6.3 million and $2.4 million for the Ligand core business segment and OmniAb business segment during Q3 2022, respectively. Excluding $6.8 million in unallocated corporate items, general and administrative expenses were $4.4 million and $1.5 million for the Ligand core business segment and OmniAb business segment during Q3 2021, respectively.

There was no other operating income for Q3 2022, compared with $3.8 million for Q3 2021, which represented a non-cash valuation adjustment related to eliminating the remaining Pfenex CVR liability.

YTD 2022 vs. YTD 2021

Total operating costs and expenses increased by $39.8 million, or 29%, to $178.3 million in YTD 2022 compared to $138.5 million in YTD 2021 primarily attributable to the a non-cash valuation adjustment of $37.6 million recorded in YTD 2021, which represented a non-cash valuation adjustment related to eliminating the Pfenex CVR liability.

Cost of Captisol decreased by $19.0 million, or 38%, to $31.2 million in YTD 2022 compared to $50.2 million in YTD 2021, with the decrease primarily due to lower total sales of Captisol. All of the cost of Captisol is attributable to the Ligand core business segment.

Amortization of intangibles remained steady in YTD 2022 compared to YTD 2021 as there have been no significant changes to the gross balance of intangible assets over these periods. Amortization of intangibles were $25.7 million and $9.8 million for the Ligand core business segment and OmniAb business segment in YTD 2022, respectively, and $25.9 million and $9.5 million in YTD 2021, respectively.

At any one time, we are working on multiple R&D programs. As such, we generally do not track our R&D expenses on a specific program basis. Research and development expenses were $61.5 million in YTD 2022, compared with $50.8 million in YTD 2021, with the increase primarily due to continued investment in the OmniAb business which includes facilities and headcount related expenditures associated with the spin-off of OmniAb. Excluding $2.6 million in unallocated corporate items, R&D expenses were $23.9 million and $35.0 million for the Ligand core business segment and OmniAb business segment in YTD 2022, respectively. Excluding $2.7 million in unallocated corporate items, R&D expenses were $20.8 million and $27.3 million, for the Ligand core business segment and OmniAb business segment in YTD 2021, respectively.

General and administrative expenses increased by $10.5 million, or 26%, to $50.2 million in YTD 2022 compared to $39.7 million in YTD 2021, with the increase primarily due to $5.0 million in transaction costs in connection with the spin-off of OmniAb and other headcount related expenditures and additional legal expenses incurred during the nine months ended September 30, 2022. Excluding $28.7 million in unallocated corporate items, general and administrative expenses were $16.0 million and $5.5 million for the Ligand core business segment and OmniAb business segment in YTD 2022, respectively. Excluding $22.2 million in unallocated corporate items, general and administrative expenses were $13.1 million and $4.4 million for the Ligand core business segment and OmniAb business segment in YTD 2021, respectively.

There was no other operating income in YTD 2022, compared with $37.6 million in YTD 2021, which represented a non-cash valuation adjustment to reduce the Pfenex CVR liability due to an expected lower probability of achieving the required milestone under the Pfenex CVR Agreement.

Other Income (Expense)

(Dollars in thousands)	Q3 2022	Q3 2021	Change	YTD 2022	YTD 2021	Change
Gain (loss) from short-term investments	$(923)	$1,937	$(2,860)	$(15,709)	$8,135	$(23,844)
Interest income	591	169	422	1,023	698	325
Interest expense	(332)	(4,439)	4,107	(1,559)	(15,154)	13,595
Other income (expense), net	885	1,886	(1,001)	5,465	(5,516)	10,981
Total other income (expense), net	$221	$(447)	$668	$(10,780)	$(11,837)	$1,057

Q3 2022 vs. Q3 2021

The fluctuation in the gain (loss) from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock and other equity security investments, contributing an unrealized loss of $0.9 million in Q3 2022 as compared to an unrealized gain of $1.6 million in Q3 2021.

Interest income consists primarily of interest earned on our short-term investments. The increase over the prior year was due to the increase in interest rate, partially offset by the decrease in our short-term investment balance.

Interest expense includes the 0.75% coupon cash interest expense in addition to the non-cash accretion of discount (including the amortization of debt issuance cost) on our 2023 Notes in both Q3 2022 and Q3 2021. The decrease was primarily due to the adoption of ASU 2020-06 which significantly reduced the debt discount balance subject to amortization. See Note 1, Basis of Presentation and Summary of Significant Accounting Policies for detail on ASU 2020-06 adoption. In addition, we carried a lower average debt outstanding balance in Q3 2022 as compared to Q3 2021. During Q3 2022, we repurchased $38.6 million in principal amount of the 2023 Notes. See Note 4, Convertible Senior Notes.
Other income (expense), net, in Q3 2022 decreased by $1.0 million as compared to Q3 2021, primarily due to the $0.9 million gain on extinguishment of debt during Q3 2022 compared to a $2.0 million reduction in fair value adjustment of
Metabasis and Icagen CVRs during Q3 2021. See Note 3, Fair Value Measurements and Note 4, Convertible Senior Notes.

YTD 2022 vs. YTD 2021

The fluctuation in the gain (loss) from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock and other equity security investments, contributing an unrealized loss of $15.4 million in YTD 2022, as compared to an unrealized gain of $2.4 million and a realized gain of $5.7 million in YTD 2021.

Interest income consists primarily of interest earned on our short-term investments. The increase over the prior year was due to the increase in interest rate, partially offset by the decrease in our short-term investment balance.

Interest expense includes the 0.75% coupon cash interest expense in addition to the non-cash accretion of discount (including the amortization of debt issuance cost) on our 2023 Notes in both YTD 2022 and YTD 2021. The decrease was primarily due to the adoption of ASU 2020-06 which significantly reduced the debt discount balance subject to amortization. See Note 1, Basis of Presentation and Summary of Significant Accounting Policies for detail on ASU 2020-06 adoption. In addition, we carried a lower average debt outstanding balance during YTD 2022 as compared YTD 2021. During YTD 2022, we repurchased $266.4 million in principal amount of the 2023 Notes. See Note 4, Convertible Senior Notes.
Other income (expense), net, in YTD 2022 increased by $11.0 million as compared to YTD 2021, primarily due to a $4.2 million gain on extinguishment of debt and $1.4 million gain for the fair value adjustment of Metabasis, Icagen and CyDex CVRs during YTD 2022 compared to a $7.3 million loss on extinguishment of debt, which was partially offset by $1.8 million gain for the fair value adjustment of Metabasis, Icagen and CyDex CVRs during YTD 2021. See Note 3, Fair Value Measurements and Note 4, Convertible Senior Notes.

Income Tax Benefit (Expense)

(Dollars in thousands)	Q3 2022	Q3 2021	Change	YTD 2022	YTD 2021	Change
Income (loss) before income taxes	$857	$15,259	$(14,402)	$(19,919)	$54,324	$(74,243)
Income tax benefit	(453)	(1,536)	1,083	4,043	8,230	(4,187)
Income (loss) from operations	$404	$13,723	$(13,319)	$(15,876)	$62,554	$(78,430)
Effective tax rate	52.9%	10.1%		20.3%	(15.1)%

We compute our income tax provision by applying the estimated annual effective tax rate to income from operations and adding the effects of any discrete income tax items specific to the period. The effective tax rate for the three and nine months ended September 30, 2022 and 2021 was 52.9% and 10.1%, and 20.3% and (15.1)%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2022 was due primarily to the tax deductions related to foreign derived intangible income tax credit as well as the research and development tax credits, which were partially offset by Section 162(m) limitation and non-deductible ISO related stock compensation expense during the period. The variance from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2021 was significantly impacted by tax benefits related to (1) a $3.8 million and $37.6 million Pfenex CVR adjustment recorded during the respective period due to the lower probability of achieving the specific development and regulatory milestone by December 31, 2021 as defined by the Pfenex CVR, and (2) net excess tax windfalls from share-based compensation resulting from increased stock option exercise activity.

Liquidity and Capital Resources

As of September 30, 2022, our cash, cash equivalents, and short-term investments totaled $121.4 million, which decreased by $219.7 million from the end of last year due to factors described in the Cash Flow Summary below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and short-term investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.

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

In May 2018, we issued an aggregate principal amount of $750.0 million of the 2023 Notes. During the nine months ended September 30, 2022, we repurchased $266.4 million in principal amount of the 2023 Notes for $261.4 million in cash, including accrued interest of $0.5 million. After the repurchases, $76.9 million in principal amount of the 2023 Notes remain outstanding. We may continue to use cash on hand to repurchase additional 2023 Notes through open-market transactions, including through Rule 10b5-1 trading plans to facilitate open-market repurchases, or otherwise, from time to time. The timing and amount of repurchase transactions will be determined by management based on the evaluation of market conditions, trading price of the 2023 Notes, legal requirements and other factors. The 2023 Notes were not convertible as of September 30, 2022. It is our intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. See Note 4, Convertible Senior Notes. In advance of the Distribution of the shares of common stock of OmniAb to Ligand’s shareholders on November 1, 2022, a notice of convertibility was delivered to the holders of the 2023 Notes. No holders exercised their right to convert their 2023 Notes during the applicable period for conversion. The conversion rate for the 2023 Notes will be adjusted in accordance with the requirements of the Indenture based on calculations determined with reference to a valuation period of the first 10 consecutive trading days after, and including, the ex-dvidend date of the spin-off (as determined in the Indenture).

On September 30, 2022, we entered into the Sales Agreement with the Agent, under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. The shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-267678), including the sales agreement prospectus contained therein, which automatically became effective upon filing with the SEC on September 30, 2022.

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

As of September 30, 2022, we had $8.6 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.

Cash Flow Summary

(Dollars in thousands)	YTD 2022	YTD 2021
Net cash provided by (used in):
Operating activities	$84,378	$51,156
Investing activities	$170,908	$66,236
Financing activities	$(270,692)	$(141,925)

During the nine months ended September 30, 2022, we repurchased $266.4 million in principal of the 2023 Notes for $261.4 million in cash, including accrued interest of $0.5 million.

During the nine months ended September 30, 2021, we repurchased $152.0 million in principal amount of the 2023 Notes for $156.0 million in cash, including accrued interest of $0.3 million.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no substantial changes to our market risks in the nine months ended September 30, 2022, when compared to the disclosures in Item 7A of our 2021 Annual Report.

Item 4.    Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2022 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ligand received a tax opinion from Latham & Watkins LLP, tax counsel to Ligand, which shall provide that the Distribution will qualify as a reorganization under Sections 355 and 368(a)(1)(D) of the Code and that the Merger will not cause Section 355(e) of the Code to apply to the Distribution. In addition, the obligations of Ligand and OmniAb to complete the Merger were conditioned upon, among other things, Ligand’s receipt of such tax opinion. The obligation of APAC to complete the Merger was conditioned upon, among other things, receipt of an opinion of Weil, Gotshal & Manges LLP, tax counsel to APAC, that the Merger will be treated as a reorganization under Section 368(a) of the Code. The opinions were delivered in connection with the closing of the Merger and were based on, among other things, certain facts, assumptions, representations and undertakings from Ligand, OmniAb and APAC, including those regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings are incorrect or not satisfied, Ligand may not be able to rely on the opinions, and Ligand and its stockholders could be subject to significant U.S. federal income tax liabilities. In addition, the opinions will not be binding on the IRS or the courts. Notwithstanding the opinions, the IRS could determine on audit that the Distribution or Merger does not qualify as a reorganization if it determines that any of the facts, assumptions, representations or undertakings on which the opinions are based are not correct or have been violated or that the Distribution or Merger should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the Distribution.

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

Under the Tax Matters Agreement that APAC and OmniAb entered into with Ligand, APAC and OmniAb will generally be required to indemnify Ligand against taxes incurred by Ligand that arise as a result of certain actions or omissions by APAC or OmniAb that prevent the Distribution, together with certain related transactions, from qualifying as a reorganization under Sections 355 and 368(a)(1)(D) of the Code. Further, even if APAC and OmniAb are not responsible for tax liabilities of Ligand under the Tax Matters Agreement, OmniAb nonetheless could be liable under applicable U.S. federal tax law for such liabilities if Ligand were to fail to pay them. If APAC or OmniAb are required to pay any liabilities under the circumstances set forth in the Tax Matters Agreement or pursuant to applicable tax law, the amounts may be significant.

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

Completion of the separation of OmniAb resulted in substantial changes in our board of directors and management.

Completion of the Separation of OmniAb on November 1, 2022 resulted in substantial changes in our board of directors and management. In particular, Matthew Foehr, our former President and Chief Operating Officer, and Charles Berkman, our former Senior Vice President, General Counsel and Secretary, resigned from their positions with us upon the completion of the Separation to join management positions with OmniAb, Inc. In connection with the Separation and the departure of the foregoing officers, Ligand appointed new officers. Matthew Korenberg, our former Executive Vice President, Finance and Chief Financial Officer, was appointed our President and Chief Operating Officer. Octavio Espinoza, our former Senior Vice President, Finance, was appointed our Chief Financial Officer. Andrew Reardon, our former Vice President, Special Counsel, was appointed Chief Legal Officer and Secretary. Furthermore, Sarah Boyce, Jennifer Cochran and Sunil Patel resigned as members of our board of directors in connection with the Separation to join the board of directors of OmniAb Inc. These senior officer and board level changes could be disruptive to our operations, present significant management challenges and could harm our business.

As a result of the Separation of OmniAb, the following risk factors described in our 2021 Annual Report are no longer applicable to our business:

•Our OmniAb antibody platform faces specific risks, including the quality of our antibody discovery platform and technological capabilities and their acceptance by new and existing partners in our market.
•The OmniAb antibody platform could become subject to more extensive government regulation than we currently anticipate, and regulatory compliance obligations and the investigational exemption and approval processes to which our animals may become subject are expensive, time-consuming and uncertain both in timing and in outcome.
•Our OmniAb antibody platform utilizes various species of animals that could contract disease or die and could otherwise subject us to controversy and adverse publicity, which may interrupt our business operations or harm our reputation.

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
10.1
Amended and Restated Employee Matters Agreement, dated as of August 18, 2022, by and among Ligand Pharmaceuticals Incorporated, OmniAb Operations, Inc. (f/k/a OmniAb, Inc.), OmniAb, Inc. (f/k/a Avista Public Acquisition Corp. II) and Orwell Merger Sub Inc.
						X
10.2	Tax Matters Agreement, dated as of November 1, 2022, by and among OmniAb, Inc.(f/k/a Avista Public Acquisition Corp. II) Ligand Pharmaceuticals Incorporated and OmniAb Operations, Inc. (f/k/a OmniAb, Inc.)	8-K	001-33093	November 4, 2022	10.1
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1**	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Stockholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL and contained in Exhibit 101.	X

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

Date:	November 8, 2022	By:	/s/ Octavio Espinoza
Octavio Espinoza
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer