Form 10-Q
period 2023-03-31
LIGAND PHARMACEUTICALS INC
filed 2023-05-08
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 4, 2023, the registrant had 17,272,547 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2022 Annual Report	Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023
2023 Notes	$750.0 million aggregate principal amount of convertible senior unsecured notes due 2023
APAC	Avista Public Acquisition Corp. II (prior to its domestication in Delaware and change of name to OmniAb, Inc.)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
EMA	European Medicines Agency
ESPP	Employee Stock Purchase Plan, as amended and restated
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
Merger Agreement	Agreement and Plan of Merger, dated as of March 23, 2022, among APAC, Ligand, OmniAb and Merger Sub
Merger Sub	Orwell Merger Sub, Inc., a wholly owned subsidiary of APAC
Metabasis	Metabasis Therapeutics, Inc.
NDA	New Drug Application
New OmniAb	OmniAb, Inc. (formerly known as Avista Public Acquisition Corp. II and after it domestication in Delaware)
OmniAb	OmniAb Operations, Inc. (formerly known as OmniAb, Inc. and prior to being spun off by the Company)
OmniAb Business	Ligand's antibody discovery business (prior to being spun off by the Company)
Pfenex	Pfenex Inc.
Q1 2022	The Company's fiscal quarter ended March 31, 2022
Q1 2023	The Company's fiscal quarter ended March 31, 2023
SBC	Share-based compensation expense
SEC	Securities and Exchange Commission
Separation Agreement	Separation and Distribution Agreement, dated as of March 23, 2022, among APAC, Ligand and OmniAb
Travere	Travere Therapeutics, Inc.
Viking	Viking Therapeutics, Inc.
YTD	Year-to-date

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$88,728	$45,006
Short-term investments	193,937	166,864
Accounts receivable, net	29,188	30,424
Inventory	14,011	13,294
Income taxes receivable	—	4,614
Other current assets	2,331	3,399
Total current assets	328,195	263,601
Deferred income taxes, net	875	8,530
Intangible assets, net	333,916	342,455
Goodwill	105,673	105,673
Commercial license rights, net	10,431	10,182
Property and equipment, net	11,743	12,482
Operating lease right-of-use assets	11,666	10,914
Financing lease right-of-use assets	3,943	4,095
Other assets	4,634	4,736
Total assets	$811,076	$762,668
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,135	$5,307
Accrued liabilities	14,977	15,681
Current contingent liabilities	67	57
Deferred revenue	257	355
Current operating lease liabilities	660	670
Current financing lease liabilities	43	45
2023 convertible senior notes, net	76,790	76,695
Total current liabilities	98,929	98,810
Long-term contingent liabilities	2,776	3,456
Deferred income taxes, net	30,010	30,615
Long-term operating lease liabilities	11,183	10,336
Other long-term liabilities	21,861	21,966
Total liabilities	164,759	165,183
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 17,134 and 16,951 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	17	17
Additional paid-in capital	154,424	147,590
Accumulated other comprehensive loss	(935)	(984)
Retained earnings	492,811	450,862
Total stockholders' equity	646,317	597,485
Total liabilities and stockholders' equity	$811,076	$762,668
See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2023	2022
Revenues:
Royalties	$17,154	$13,432
Captisol	10,622	12,122
Contract revenue	16,203	10,962
Total revenues	43,979	36,516
Operating costs and expenses:
Cost of Captisol	3,717	4,699
Amortization of intangibles	8,539	8,580
Research and development	6,663	9,179
General and administrative	10,855	11,925
Total operating costs and expenses	29,774	34,383
Operating income from continuing operations	14,205	2,133
Other income (expense):
Gain (loss) from short-term investments	39,533	(12,877)
Interest income	1,435	134
Interest expense	(240)	(789)
Other income, net	603	2,255
Total other income (expense), net	41,331	(11,277)
Income (loss) before income taxes from continuing operations	55,536	(9,144)
Income tax expense	(11,922)	(3,785)
Net income (loss) from continuing operations	43,614	(12,929)
Net loss from discontinued operations	(1,665)	(2,456)
Net income (loss)	$41,949	$(15,385)

Basic net income (loss) from continuing operations per share	$2.56	$(0.77)
Basic net loss from discontinued operations per share	$(0.10)	$(0.15)
Basic net income (loss) per share	$2.46	$(0.91)
Shares used in basic per share calculation	17,063	16,824

Diluted net income (loss) from continuing operations per share	$2.43	$(0.77)
Diluted net loss from discontinued operations per share	$(0.09)	$(0.15)
Diluted net income (loss) per share	$2.33	$(0.91)
Shares used in diluted per share calculation	17,974	16,824

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2023	2022
Net income (loss)	$41,949	$(15,385)
Unrealized net gain (loss) on available-for-sale securities, net of tax	49	(114)
Comprehensive income (loss)	$41,998	$(15,499)

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2022	16,951	$17	$147,590	$(984)	$450,862	$597,485
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	183	—	(762)	—	—	(762)
Share-based compensation	—	—	5,931	—	—	5,931
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	49	—	49
Final distribution of OmniAb	—	—	1,665	—		1,665
Net income	—	—	—	—	41,949	41,949
Balance at March 31, 2023	17,134	$17	$154,424	$(935)	$492,811	$646,317

	Common Stock		Additional paid in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2021	16,767	$17	$372,969	$(917)	$449,090	$821,159
ASU 2020-06 adoption, net of tax (Note 1)			(51,130)		35,133	(15,997)
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	94	—	(5,515)	—	—	(5,515)
Share-based compensation	—	—	9,044	—	—	9,044
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(114)	—	(114)
Net loss	—	—	—	—	(15,385)	(15,385)
Balance at March 31, 2022	16,861	$17	$325,368	$(1,031)	$468,838	$793,192

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$41,949	$(15,385)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in estimated fair value of contingent liabilities	(670)	(1,035)
Depreciation and amortization of intangible assets	9,499	13,655
Amortization of premium on investments, net	(282)	51
Amortization of debt discount and issuance fees	95	326
Amortization of commercial license rights	(379)	(11)
Gain on debt extinguishment	—	(1,532)
Share-based compensation	5,931	9,044
Deferred income taxes	8,754	(16,180)
(Gain) loss from short-term investments	(39,533)	12,877
Lease amortization expense	447	1,490
Other	240	(80)
Changes in operating assets and liabilities:
Accounts receivable, net	1,099	43,638
Inventory	2,035	44
Accounts payable and accrued liabilities	(435)	(2,708)
Income tax receivable and payable	4,614	11,993
Deferred revenue	(98)	(2,453)
Other assets and liabilities	682	(1,723)
Net cash provided by operating activities	33,948	52,011

Cash flows from investing activities:
Purchase of short-term investments	(39,864)	(38,190)
Proceeds from sale of short-term investments	44,232	132,866
Proceeds from maturity of short-term investments	8,465	24,830
Cash paid for equity method investment	—	(750)
Purchase of property and equipment	(2,414)	(4,875)
Proceeds from commercial license rights	130	—
Net cash provided by investing activities	10,549	113,881

Cash flows from financing activities:
Repurchase of 2023 Notes	—	(163,356)
Payments under financing lease obligations	(13)	(13)
Net proceeds from stock option exercises and ESPP	3,393	347
Taxes paid related to net share settlement of equity awards	(4,155)	(5,862)
Payments to CVR Holders	—	(1,416)
Other	—	(121)
Net cash used in financing activities	(775)	(170,421)
Net increase (decrease) in cash, cash equivalents and restricted cash	43,722	(4,529)
Cash, cash equivalents and restricted cash at beginning of period	45,006	19,522
Cash, cash equivalents and restricted cash at end of period	$88,728	$14,993

Supplemental disclosure of cash flow information:
Interest paid	$—	$359
Supplemental schedule of non-cash activity:
Accrued fixed asset purchases	$140	$2,574
Accrued inventory purchases	$2,752	$306
Unrealized gain (loss) on AFS investments, net of tax	$49	$(114)

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
Basis of Presentation
Our condensed consolidated financial statements include the financial statements of Ligand and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We have included all adjustments, consisting only of normal recurring adjustments, which we considered necessary for a fair presentation of our financial results. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our 2022 Annual Report. Interim financial results are not necessarily indicative of the results that may be expected for the full year.
Discontinued Operations
The Company determined that the spin-off of the OmniAb Business in November 2022 met the criteria for classification as a discontinued operation in accordance with ASC Subtopic 205-20, Discontinued Operations (“ASC 205-20”). Accordingly, the accompanying condensed consolidated financial statements have been updated to present the results of all discontinued operations reported as a separate component of loss in the condensed consolidated statements of operations and comprehensive loss (see Note 2, Spin-off of OmniAb). All disclosures have been adjusted to reflect continuing operations.
Significant Accounting Policies
We have described our significant accounting policies in Note 1, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2022 Annual Report.
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
The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheet. Except for royalty revenue and certain service revenue, we generally receive payment at the point we satisfy our obligation or soon after. Therefore, we do not generally carry any contract asset balance. Any fees billed in advance of being earned are recorded as deferred revenue. During the three months ended March 31, 2023 and 2022, the amount recognized as revenue that was previously deferred was $0.1 million, and $0.3 million, respectively.
Disaggregation of Revenue
The following table represents disaggregation of royalties, Captisol and contract revenue (in thousands):

	Three months ended
	March 31,
	2023	2022
Royalties
Kyprolis	$6,228	$4,622
Evomela	2,550	2,701
Teriparatide injection	3,500	2,911
Rylaze	2,609	1,649
Other	2,267	1,549
	$17,154	$13,432

Captisol
Captisol - Core	$10,622	$6,226
Captisol - COVID(1)	—	5,896
	$10,622	$12,122

Contract revenue
License Fees	114	2,081
Milestone	15,300	5,993
Other	789	2,888
	$16,203	$10,962
Total	$43,979	$36,516

(1) Captisol - COVID represents revenue on Captisol supplied for use in formulation with remdesivir, an antiviral treatment for COVID-19.

Short-term Investments
Our short-term investments consist of the following at March 31, 2023 and December 31, 2022 (in thousands):

March 31, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Bank deposits	$19,691	$3	$(26)	$19,668
Corporate bonds	9,592	63	(37)	9,618
Agency bonds	979	2	—	981
Commercial paper	13,461	2	(9)	13,454
Municipal bonds	1,005	—	(5)	1,000
Corporate equity securities	5,775	—	(4,120)	1,655
Bond fund	82,678	—	(807)	81,871
US government securities	6,243	2	(47)	6,198
Warrants	—	133	—	133
	$139,424	$205	$(5,051)	$134,578
Viking common stock				59,359
Total short-term investments				$193,937

December 31, 2022
Bank deposits	$5,012	$2	$(34)	$4,980
Corporate bonds	6,701	13	(58)	6,656
Commercial paper	7,211	3	—	7,214
Corporate equity securities	5,807	262	(4,239)	1,830
Bond fund	81,815	—	(1050)	80,765
U.S. government securities	2,232	—	(70)	2,162
Warrants	—	135	—	135
	$108,778	$415	$(5,451)	$103,742
Viking common stock				63,122
Total short-term investments				$166,864

During the three months ended March 31, 2023, we sold 3.2 million shares of Viking common stock and recognized realized gain of $20.5 million in total.

Gain (loss) from short-term investments in our condensed consolidated statements of operations includes both realized and unrealized gain (loss) from our short-term investments in public equity and warrant securities.
Allowances are recorded for available-for-sale debt securities with unrealized losses. This limits the amount of credit losses that can be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The provisions of the credit losses standard did not have a material impact on our available-for-sale debt securities during the three months ended March 31, 2023.
The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	March 31, 2023
	Amortized Cost	Fair Value
Within one year	$123,794	$123,681
After one year through five years	10,903	10,962
Total	$134,697	$134,643

Our investment policy is capital preservation and we only invest in U.S.-dollar denominated investments. We held a total of 68 investments which were in an unrealized loss position with a total of $0.1 million unrealized losses as of March 31, 2023. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses are largely due to changes in interest rates and not to unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. We do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of the amortized cost basis. Accordingly, no credit losses were recognized for the three months ended March 31, 2023.

Accounts Receivable and Allowance for Credit Losses
Our accounts receivable arise primarily from sales on credit to customers. We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. During the three months ended March 31, 2023, we considered the current and expected future economic and market conditions and concluded an increase of $0.1 million of allowance for credit losses as of March 31, 2023.
Inventory
Inventory, which consists of finished goods, is stated at the lower of cost or net realizable value. We determine cost using the specific identification method.
We analyze our inventory levels periodically and write down inventory to net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There were no write-downs recorded against inventory for the three months ended March 31, 2023 and 2022. As of March 31, 2023 inventory consists of Captisol prepayments of $5.4 million, and as of December 31, 2022 inventory consists of Captisol prepayments of $5.9 million.
Goodwill and Other Identifiable Intangible Assets
Goodwill and other identifiable intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Indefinite-lived intangible assets
Goodwill	$105,673	$105,673
Definite lived intangible assets
Complete technology	55,211	55,211
Less: accumulated amortization	(23,450)	(22,560)
Trade name	2,642	2,642
Less: accumulated amortization	(1,610)	(1,577)
Customer relationships	29,600	29,600
Less: accumulated amortization	(18,043)	(17,670)
Contractual relationships	362,000	362,000
Less: accumulated amortization	(72,434)	(65,191)
Total goodwill and other identifiable intangible assets, net	$439,589	$448,128

Commercial License Rights
Commercial license rights consist of the following (in thousands):

	March 31, 2023			December 31, 2022
	Gross	Adjustments(1)	Net	Gross	Adjustments(2)	Net
Aziyo and CorMatrix	$17,696	$(9,122)	$8,574	$17,696	$(9,538)	$8,158
Selexis and Dianomi	10,602	(8,745)	1,857	10,602	(8,578)	2,024
Total	$28,298	$(17,867)	$10,431	$28,298	$(18,116)	$10,182
(1) Amounts represent accumulated amortization to principal of $11.4 million and credit loss adjustments of $6.5 million as of March 31, 2023.
(2) Amounts represent accumulated amortization to principal of $11.6 million and credit loss adjustments of $6.5 million as of December 31, 2022.

Commercial license rights represent a portfolio of future milestone and royalty payment rights acquired from Selexis, S.A. (Selexis) in April 2013 and April 2015, CorMatrix Cardiovascular, Inc. (CorMatrix) in May 2016, which was later acquired by Aziyo in 2017, and Dianomi Therapeutics, Inc. in January 2019. Commercial license rights acquired are accounted for as financial assets in accordance with ASC 310, Receivables, as further discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2022 Annual Report.
We estimated the credit losses at the individual asset level by considering the performance against the programs, the company operating performance and the macroeconomic forecast. In addition, we have judgmentally applied credit loss risk factors to the future expected payments with consideration given to the timing of the payment. Given the higher inherent credit risk associated with longer term receivables, we applied a lower risk factor to the earlier years and progressively higher risk factors to the later years. During the three months ended March 31, 2023, we further considered the current and expected future economic and market conditions and concluded no further adjustment was needed on the allowance for credit losses as of March 31, 2023.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Compensation	$1,729	$6,201
Professional fees	834	662
Amounts owed to former licensees	45	3,989
Royalties owed to third parties	7,700	12
Supplier	678	634
Other	3,991	4,183
Total accrued liabilities	$14,977	$15,681
Share-Based Compensation
Share-based compensation expense for awards to employees and non-employee directors is a non-cash expense and is recognized on a straight-line basis over the vesting period. The following table summarizes share-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended
	March 31,
	2023	2022(a)
SBC - Research and development expenses	$1,707	$2,196
SBC - General and administrative expenses	4,224	4,913
	$5,931	$7,109
(a) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended
	March 31,
	2023	2022
Risk-free interest rate	4.1%	1.6%
Dividend yield	—	—
Expected volatility	53%	50%
Expected term (years)	5.3	4.7

A limited amount of performance-based restricted stock units (PSUs) contain a market condition based on our relative total shareholder return ranked on a percentile basis against the NASDAQ Biotechnology Index over a three year performance period, with a range of 0% to 200% of the target amount granted to be issued under the award. Share-based compensation cost for these PSUs is measured using the Monte-Carlo simulation valuation model and is not adjusted for the achievement, or lack thereof, of the performance conditions.
Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Diluted net loss per share is computed based on the sum of the weighted average number of common shares outstanding during the period.
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
In accordance with ASC 260, Earnings per Share, if a company had a discontinuing operation, the company uses income from continuing operations, adjusted for preferred dividends and similar adjustments, as its control number to determine whether potential common shares are dilutive. The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in thousands):

	Three months ended
	March 31,
	2023	2022
Weighted average shares outstanding:	17,063	16,824
Dilutive potential common shares:
Restricted stock	86	—
Stock options	341	—
2023 convertible senior notes	484	—
Shares used to compute diluted income per share	17,974	16,824
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	4,359	6,001

2. Spin-off of OmniAb
On March 23, 2022, we entered into the Separation Agreement to separate our OmniAb Business and the Merger Agreement, pursuant to which APAC would combine with OmniAb, and acquire Ligand's OmniAb Business, in a Reverse Morris Trust transaction (collectively, the “Transactions”). In connection with the execution of the Merger Agreement, we made organizational changes to better align our organizational structure with our strategy and operations, and management reorganized the reportable segments to better reflect how the business is evaluated by the chief operating decision maker. Beginning in the first quarter of 2022, we operated the following two reportable segments: (1) OmniAb Business and (2) Ligand core business. The OmniAb Business segment was focused on enabling the discovery of therapeutic candidates for our partners by pairing antibody repertoires generated from our proprietary transgenic animals with our OmniAb Business platform screening tools. The Ligand core business segment is a biopharmaceutical business focused on developing or acquiring technologies that help pharmaceutical companies deliver and develop medicines.
After the closing date of the Transactions on November 1, 2022, the historical financial results of OmniAb have been reflected in our consolidated financial statements as discontinued operations under GAAP for all periods presented through the date of the Distribution. Pursuant to the Transaction Agreements, Ligand contributed to OmniAb cash and certain specific assets and liabilities constituting the OmniAb Business. Pursuant to the Distribution, Ligand distributed on a pro rata basis to its shareholders as of October 26, 2022 shares of the common stock of OmniAb representing 100% of Ligand’s interest in OmniAb. Immediately following the Distribution, Merger Sub merged with and into OmniAb, with OmniAb continuing as the surviving company in the Merger and as a wholly owned subsidiary of New OmniAb. The entire transaction was completed on November 1, 2022, and following the Merger, New OmniAb is an independent, publicly traded company whose common stock trades on NASDAQ under the symbol “OABI.” After the Distribution, we do not beneficially own any shares of common stock in OmniAb and no longer consolidate OmniAb into our financial results for periods ending after November 1, 2022.
Discontinued operations
In connection with the Merger, the Company determined its antibody discovery business qualified for discontinued operations accounting treatment in accordance with ASC 205-20. We recognized a $1.7 million tax provision adjustment related to deferred taxes during the three months ended March 31, 2023 that was attributable to the discontinued operations. The following table summarizes revenue and expenses of the discontinued operations for the three months ended March 31, 2022 (in thousands):

Three months ended
March 31, 2022
Revenues:
Royalties	$263
Contract revenue	8,914
Total revenues	9,177
Operating costs and expenses:
Amortization of intangibles	3,233
Research and development	11,128
General and administrative	6,255
Total operating costs and expenses	20,616
Loss from operations	(11,439)
Other income (expense):
Other income, net	443
Total other expense, net	443
Loss before income tax	(10,996)
Income tax benefit	8,540
Net loss	$(2,456)

The following table summarizes the significant non-cash items, capital expenditures of the discontinued operations, and financing activities that are included in the consolidated statements of cash flows for the three months ended March 31, 2022 (in thousands):

Three months ended
March 31, 2022
Operating activities:
Change in fair value of contingent consideration	$(443)
Depreciation and amortization	4,207
Stock-based compensation expense	1,935

Investing activities:
Purchase of property, plant and equipment	(3,143)

Financing activities:
Payments to CVR Holders	$(1,416)

Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$140

3. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The following table presents the hierarchy for our assets and liabilities measured at fair value (in thousands):

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments, excluding Viking(1)	$7,853	$126,592	$133	$134,578	$3,992	$99,615	$135	$103,742
Investment in Viking common stock	59,359	—	—	59,359	63,122	—	—	63,122
Total assets	$67,212	$126,592	$133	$193,937	$67,114	$99,615	$135	$166,864
Liabilities:
CyDex contingent liabilities	$—	$—	$86	$86	$—	$—	$84	$84
Metabasis contingent liabilities(2)	—	2,757	—	2,757	—	3,429	—	3,429
Amounts owed to former licensor	44	—	—	44	44	—	—	44
Total liabilities	$44	$2,757	$86	$2,887	$44	$3,429	$84	$3,557
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
2.In connection with our acquisition of Metabasis in January 2010, we issued Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by us from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The liability for the CVRs is determined using quoted prices in a market that is not active for the underlying CVR. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. Several of the Metabasis drug development programs have been outlicensed to Viking, including VK2809. VK2809 is a novel selective TR-β agonist with potential in multiple indications, including hypercholesterolemia, dyslipidemia, NASH, and X-ALD. Under the terms of the agreement with Viking, we may be entitled to up to $375.0 million of development, regulatory and commercial milestones and tiered royalties on potential future sales including a $10.0 million payment upon initiation of a Phase 3 clinical trial. During the three months ended March 31, 2023, we adjusted the balance of the Metabasis CVR liability by reducing $0.7 million to mark to market.
A reconciliation of the level 3 financial instruments as of March 31, 2023 is as follows (in thousands):

Fair value of level 3 financial instruments as of December 31, 2022	$84
Fair value adjustments to contingent liabilities	2
Fair value of level 3 financial instruments as of March 31, 2023	$86

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
There was no impairment of our goodwill, indefinite-lived assets, or long-lived assets recorded during the three months ended March 31, 2023 and March 31, 2022.

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
In addition, on or after November 15, 2022 and prior to the close of business on May 11, 2023 (the second scheduled trading day preceding May 15, 2023, which is the maturity date), holders of the 2023 Notes are entitled to covert the notes without regard to the conditions described above applicable to conversions prior to November 15, 2022.
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
The notes will have a dilutive effect to the extent the average market price per share of common stock for a given reporting period exceeds the current conversion price of $206.65. In connection with the issuance of the 2023 Notes, we incurred $16.9 million of issuance costs, which primarily consisted of underwriting, legal and other professional fees, and is being amortized to interest expense using the effective interest method over the five year expected life of the 2023 Notes, and the effective interest rate as of March 31, 2023 is 0.5%. During the three months ended March 31, 2023 we recognized a total of $0.2 million in interest expense which includes $0.1 million in contractual interest expense and $0.1 million in amortized issuance costs.
It is our intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion.

During the three months ended March 31, 2022, we repurchased $165.8 million in principal amount of the 2023 Notes for $163.7 million in cash, including accrued interest of $0.4 million. We accounted for the repurchase as a debt extinguishment, which resulted in a gain of $1.5 million reflected in other income (expense), net, in our consolidated statement of operations for the three months ended March 31, 2022, and a $0.9 million reduction in debt discount. There was no repurchase of 2023 Notes during the three months ended March 31, 2023.
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
The following table summarizes information about the 2023 Notes (in thousands):

	March 31, 2023	December 31, 2022
Principal amount of the 2023 Notes outstanding	$76,854	$76,854
Unamortized discount (including unamortized debt issuance cost)	(64)	(159)
Total notes payable	$76,790	$76,695

Fair value of the 2023 Notes outstanding (Level 2)	$76,107	$74,789

5. Income Tax

Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three months ended March 31, 2023 and 2022 was 21.5% and (41.4)%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2023 was due primarily due to Internal Revenue Code Section 162(m) limitation on deduction for officer compensation, non-deductible incentive stock option (ISO) related stock compensation expense, which were partially offset by foreign derived intangible income tax benefit during the period. The variance from the U.S. federal tax rate of 21% for the three months ended March 31, 2022 was primarily due to the tax deductions related to foreign derived intangible income tax benefit as well as the research and development tax credits, which were partially offset by Section 162(m) limitation during the period.

6. Stockholders’ Equity
We grant options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 9, Stockholders’ Equity, of the Notes to Consolidated Financial Statements in our 2022 Annual Report.
The following is a summary of our stock option and restricted stock activity and related information:

	Stock Options		Restricted Stock Awards
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2022	2,991,473	$61.31	348,453	$75.60
Granted	409,591	$74.55	194,615	$84.02
Options exercised/RSUs vested	(93,598)	$38.99	(153,431)	$77.39
Forfeited	(69,853)	$61.33	(12,635)	$59.84
Balance as of March 31, 2023	3,237,613	$63.63	377,002	$79.75
As of March 31, 2023, outstanding options to purchase 1.8 million shares were exercisable with a weighted average exercise price per share of $61.91.
Employee Stock Purchase Plan
The price at which common stock is purchased under the Amended Employee Stock Purchase Plan, or ESPP, is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of March 31, 2023, 35,881 shares were available for future purchases under the ESPP.
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
On October 31, 2019, we received three civil complaints filed in the U.S. District Court for the Northern District of Ohio on behalf of several Indian tribes. The Northern District of Ohio is the Court that the Judicial Panel on Multi-District Litigation

(“JPML”) has assigned more than one thousand civil cases which have been designated as a Multi-District Litigation (“MDL”) and captioned In Re: National Prescription Opiate Litigation. The allegations in these complaints focus on the activities of defendants other than the Company and no individualized factual allegations have been advanced against us in any of the 3 complaints. We reject all claims raised in the complaints and intend to vigorously defend these matters.
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
Operating Leases
During the first quarter of 2023, we entered into an amendment to the lease agreement for our headquarters office located in San Diego, California, which resulted in a $1.1 million increase in both operating lease assets and operating lease liabilities as of March 31, 2023.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Part II, Item 1A. Risk Factors. This outlook represents our current judgment on the future direction of our business. These statements include those related to our future results of operations and financial position, Captisol-related revenues and Kyprolis and other product royalty revenues and milestones under license agreements, product development, and product regulatory filings and approvals, and the timing thereof. Actual events or results may differ materially from our expectations. For example, there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s), that we will be able to retain our key employees or that we will be able to enter into any strategic partnerships or other transactions. We cannot assure you that we will receive expected Kyprolis, Captisol and other product revenues to support our ongoing business or that our internal or partnered pipeline products will progress in their development, gain marketing approval or achieve success in the market. In addition, ongoing or future arbitration, litigation or disputes with third parties may have a material adverse effect on us. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to make any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.
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

Overview
Our business is focused on acquiring or funding programs and technologies that life science companies use to discover and develop medicines. Our business model provides a diversified portfolio of biotech and pharmaceutical product revenue streams that are supported by an efficient and low corporate cost structure. Our goal is to offer investors an opportunity to participate in the promise of the biotech industry in a profitable and diversified manner.
Our business model is focused on funding mid to late-stage drug development in return for economic rights and outlicensing our technology platforms to help partners discover and develop medicines. We partner with other pharmaceutical companies to leverage what they do best (late-stage development, regulatory management and commercialization) ultimately to generate our revenue. Our Captisol platform technology is a chemically modified cyclodextrin with a structure designed to optimize the solubility and stability of drugs. Our Pelican Expression Technology is a validated, cost-effective and scalable platform for recombinant protein production that is especially well-suited for complex, large-scale protein production where traditional systems are not. We have established multiple alliances, licenses and other business relationships with the world’s leading pharmaceutical companies including Amgen, Merck, Pfizer, Jazz, Gilead Sciences and Baxter International.
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
OmniAb Separation and Spin-Off
On March 23, 2022, we entered into the Merger Agreement, by and among our company, APAC (which later became New OmniAb), OmniAb and Merger Sub, pursuant to which New OmniAb combined with OmniAb, our then-antibody discovery business, in a Reverse Morris Trust transaction. Pursuant to the Separation Agreement, we transferred the OmniAb Business, including certain of our related subsidiaries, to OmniAb and, in connection therewith, distributed (the Distribution) to Ligand stockholders 100% of the common stock of OmniAb. Immediately following the Distribution on November 1, 2022, in accordance with and subject to the terms and conditions of the Merger Agreement, Merger Sub merged with and into OmniAb (the Merger), with OmniAb continuing as the surviving company in the Merger and as a wholly-owned subsidiary of New OmniAb. After the Distribution, we do not beneficially own any shares of common stock in OmniAb and no longer consolidate OmniAb into our financial results for periods ending after October 31, 2022. As a result, OmniAb's historical financial results are reflected in our consolidated financial statements as discontinued operations.

Business Updates
Travere Therapeutics (Nasdaq: TVTX) received FDA accelerated approval for FILSPARI™ (sparsentan) for the treatment of IgA nephropathy (IgAN) on February 17, 2023, with commercial availability beginning in the last week of February. A review decision on sparsentan for the treatment of IgAN in Europe by the EMA is expected in the second half of 2023. On April 1, 2023, Travere announced publication in The Lancet of the interim analysis of efficacy and safety data from the ongoing pivotal, Phase 3 PROTECT Study evaluating sparsentan in adults with IgAN. The data were simultaneously presented in a late-breaking trials session at the World Congress of Nephrology 2023. On May 1, 2023, Travere announced that the pivotal Phase 3 DUPLEX Study evaluating sparsentan in focal segmental glomerulosclerosis (FSGS) did not achieve the primary efficacy eGFR slope endpoint over 108 weeks of treatment compared to the active control irbesartan. Travere reported that secondary and topline exploratory endpoints trended favorably and a reduction of proteinuria was sustained through 108 weeks of treatment. Travere plans to engage with regulators to explore a potential path forward for sparsentan as a treatment for FSGS in the U.S. and Europe.
Viking Therapeutics (Nasdaq: VKTX) completed enrollment in its Phase 2b clinical trial of VK2809 in patients with biopsy-confirmed non-alcoholic steatohepatitis (NASH) with topline data on the primary endpoint expected in the first half of 2023. Separately, Ligand sold 3.2 million shares of Viking stock during the quarter resulting in $43 million of net proceeds following Viking’s announcement of positive data on their VK2735 obesity program. Ligand does not have any direct economic interest in VK2735. As of March 31, 2023, Ligand owned 3.6 million shares of VKTX stock.
Novan (Nasdaq: NOVN) submitted an NDA to the U.S. FDA seeking marketing approval for berdazimer gel, 10.3% (SB206) for the topical treatment of molluscum contagiosum. The NDA has been accepted and assigned a PDUFA target date of January 5, 2024.
Palvella Therapeutics (private) announced positive topline results from its Phase 2 study of QTORIN™ rapamycin in microcystic lymphatic malformations; 100% of participants were rated by physicians as being “Much Improved” or “Very Much Improved” as measured on the Clinician Global Impression of Change following 12-weeks of dosing with QTORIN rapamycin. Results showed that QTORIN was generally well-tolerated with no drug-related severe adverse events. QTORIN rapamycin has the potential to become the first FDA-approved treatment for this serious, rare genetic skin disease and has been granted Fast Track and Orphan Drug Designation from the FDA for this indication. Palvella anticipates initiation of a pivotal Phase 3 study in the second half of 2023.
Novartis AG (NYSE: NVS) announced that the FDA granted approval for a liquid form of TAFINLAR® (dabrafenib) + MEKINIST® (trametinib) for the treatment of pediatric patients one year of age and older with lowgrade glioma (LGG) with a BRAF V600E mutation and who require systemic therapy. This is the first approval of an oral Captisol-enabled product.
Sermonix (private) announced the initiation of a registrational Phase 3 clinical study comparing targeted lasofoxifene in combination with the CDK 4/6 inhibitor abemaciclib to fulvestrant plus abemaciclib in pre- and post-menopausal subjects with locally advanced or metastatic ER+/HER2- breast cancer with an ESR1 mutation. Additionally, Sermonix announced that lasofoxifene improved vaginal/vulvar symptoms relative to fulvestrant in a study of postmenopausal women with locally advanced or metastatic estrogen receptor-positive ER+/HER2- breast cancer with an ESR1 mutation.
Anebulo Pharmaceuticals (Nasdaq: ANEB) announced completion of dosing in its randomized, double-blind, placebo-controlled, Phase 2 clinical trial evaluating ANEB-001 as a potential treatment for acute cannabinoid intoxication. The preliminary data showed ANEB-001 reduced effects of a 30 mg dose of THC, and that delayed dosing of ANEB-001 rapidly reversed pre-existing THC effects. Anebulo is targeting an End of Phase 2a meeting with FDA in the second quarter 2023.

Results of Operations
Revenue

(Dollars in thousands)	Q1 2023	Q1 2022(a)	Change	% Change
Royalties	$17,154	$13,432	$3,722	28%
Captisol - Core	10,622	6,226	4,396	71%
Captisol - COVID	—	5,896	(5,896)	(100)%
Contract revenue	16,203	10,962	5,241	48%
Total revenue	$43,979	$36,516	$7,463	20%
(a) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
Total revenue increased by $7.5 million, or 20%, to $44.0 million in Q1 2023 compared to $36.5 million in Q1 2022 primarily due to a $5.2 million increase in contract revenue which was driven by the achievement of milestone tied to FDA approval of Travere’s FILSPARI. Royalty revenue increased by $3.7 million, or 28%, to $17.2 million in Q1 2023 compared to

$13.4 million in Q1 2022 primarily due to the increase of Kyprolis sales and sales of drugs using the Pelican platform. Core Captisol sales increased by $4.4 million, or 71%, to $10.6 million in Q1 2023 primarily due to the timing of customer orders. There was no Captisol sales related to COVID-19 in Q1 2023, compared with $5.9 million for the same period in 2022.
Royalty revenue is a function of our partners’ product sales and the applicable royalty rate. Kyprolis royalty rates are under a tiered royalty rate structure with the highest tier being 3%. Evomela has a fixed royalty rate of 20%. Teriparatide injection has a tiered royalty between 25% and 40% on sales that have been adjusted for certain deductible items as defined in the respective license agreement. The Rylaze royalty rate is in the low single digits. Contract revenue includes service revenue, license fees and development, regulatory and sales based milestone payments.
The following table represents royalty revenue by program (in millions):

(in millions)	Q1 2023 Estimated Partner Product Sales	Effective Royalty Rate	Q1 2023 Royalty Revenue	Q1 2022 Estimated Partner Product Sales(a)	Effective Royalty Rate(a)	Q1 2022 Royalty Revenue(a)
Kyprolis	$378.9	1.6%	$6.2	$298.6	1.5%	$4.6
Evomela	13.0	20.0%	2.6	13.5	20.0%	2.7
Teriparatide injection(b)	10.5	33.3%	3.5	9.7	29.9%	2.9
Rylaze	83.0	3.1%	2.6	54.2	3.0%	1.6
Other	158.9	1.4%	2.3	76.3	2.1%	1.6
Total	$644.3		$17.2	$452.3		$13.4
(a) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
(b) Teriparatide injection sales have been adjusted for certain deductible items as defined in the respective license agreement.
Operating Costs and Expenses

(Dollars in thousands)	Q1 2023	% of Revenue	Q1 2022(a)	% of Revenue
Cost of Captisol	$3,717		$4,699
Amortization of intangibles	8,539		8,580
Research and development	6,663		9,179
General and administrative	10,855		11,925
Total operating costs and expenses	$29,774	68%	$34,383	94%
(a) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
Total operating costs and expenses decreased by $4.6 million, or 13%, to $29.8 million in Q1 2023 compared to $34.4 million in Q1 2022.
Cost of Captisol decreased by $1.0 million, or (21)%, to $3.7 million in Q1 2023 compared to $4.7 million in Q1 2022, with the decrease primarily due to the lower Captisol sales this quarter.
Amortization of intangibles remained steady in Q1 2023 compared to the same period in 2022 as there have been no change to the gross balance of intangible assets over these periods.
At any one time, we are working on multiple R&D programs. As such, we generally do not track our R&D expenses on a specific program basis. Research and development expense was $6.7 million for Q1 2023, compared with $9.2 million for the same period of 2022, with the decrease primarily due to lower share-based compensation, employee-related expenses and lab supply expenses.
General and administrative expense was $10.9 million for Q1 2023, compared to $11.9 million for the same period in 2022, with the decrease primarily due to a decrease in legal expenses in connection with the OmniAb spin-off.
Other Income (Expense)

(Dollars in thousands)	Q1 2023	Q1 2022(a)	Change
Gain (loss) from short-term investments	$39,533	$(12,877)	$52,410
Interest income	1,435	134	1,301
Interest expense	(240)	(789)	549
Other income (expense), net	603	2,255	(1,652)
Total other income (expense), net	$41,331	$(11,277)	$52,608
(a) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

The fluctuation in the gain (loss) from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock and other equity security investments, which contributed an unrealized gain of $19.0 million in Q1 2023 as compared to an unrealized loss of $12.6 million in Q1 2022. In addition, during Q1 2023 we sold 3.2 million shares of Viking contributing to realized gains of $20.5 million compared to no Viking shares sold in Q1 2022.
Interest income consists primarily of interest earned on our short-term investments. The increase over the prior year was due to the increase in interest rates, partially offset by the decrease in our short-term investment balance.
Interest expense includes the 0.75% coupon cash interest expense in addition to the non-cash accretion of discount (including the amortization of debt issuance cost) on our 2023 Notes in both Q1 2023 and Q1 2022. The decrease in interest expense was primarily due to the lower average debt outstanding balance in Q1 2023 as compared to Q1 2022. See Note 4, Convertible Senior Notes.
Other income (expense), net, in Q1 2023 decreased by $1.7 million as compared to Q1 2022, primarily due to no debt extinguishment gain or loss in Q1 2023 compared to a $1.5 million gain on extinguishment of debt during Q1 2022. See Note 4, Convertible Senior Notes.
Income Tax Benefit (Expense)

(Dollars in thousands)	Q1 2023	Q1 2022(a)	Change
Income (loss) before income taxes	$55,536	$(9,144)	$64,680
Income tax benefit	(11,922)	(3,785)	(8,137)
Income (loss) from operations	$43,614	$(12,929)	$56,543
Effective tax rate	21.5%	(41.4)%
(a) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
We compute our income tax provision by applying the estimated annual effective tax rate to income from operations and adding the effects of any discrete income tax items specific to the period. The effective tax rate for the three months ended March 31, 2023 and 2022 was 21.5% and (41.4)%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2023 was primarily due to Internal Revenue Code Section 162(m) limitation on deduction for officer compensation, non-deductible incentive stock option (ISO) related stock compensation expense, which were partially offset by foreign derived intangible income tax benefit during the period. The variance from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2022 was primarily due to the tax deductions related to foreign derived intangible income tax benefit as well as the research and development tax credits, which were partially offset by Section 162(m) limitation during the period.
Net Loss from Discontinued Operations
Net loss from discontinued operations for Q1 2023 and Q1 2022 was $1.7 million and $2.5 million, respectively. See additional information in “Item 1. Condensed Consolidated Financial Statements —Notes to Condensed Consolidated Financial Statements—Note (2), Spin-off Of OmniAb.”

Liquidity and Capital Resources
As of March 31, 2023, our cash, cash equivalents, and short-term investments totaled $282.7 million, which increased by $70.8 million from the end of last year due to factors described in the Cash Flow Summary below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and short-term investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.
Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. Our short-term investments include U.S. government debt securities, investment-grade corporate debt securities, mutual funds and certificates of deposit. We have established guidelines relative to diversification and maturities of our investments in order to provide both safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Additionally, we own certain securities which are classified as short-term investments that we received as a result of a milestone and an upfront license payment as well as 3.6 million shares of common stock in Viking.
In May 2018, we issued an aggregate principal amount of $750.0 million of the 2023 Notes. During the three months ended March 31, 2023, no 2023 Notes were repurchased. As of March 31, 2023, $76.9 million in principal amount of the 2023 Notes remain outstanding. We plan to use existing cash to pay off the remaining 2023 Notes on the maturity date. Since November 15, 2022, the 2023 Notes have been convertible without regard to the conditions applicable to conversions prior to such date and will continue to be until the close of business on May 11, 2023 (the second scheduled trading day preceding May 15, 2023, which is the maturity date). It is our intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. See Note 4, Convertible Senior Notes. In advance of the Distribution of the shares of common stock of OmniAb to Ligand’s shareholders on November 1, 2022, a notice of convertibility was delivered to the holders of the 2023 Notes. No holders exercised their right to convert their 2023 Notes during the applicable period for conversion. After we completed the Separation of the OmniAb Business, on November 15, 2022, the conversion rate was adjusted to 4.8390 shares of common stock per $1,000 principal amount of the 2023 Notes which represents a conversion price of approximately $206.65 per share. The maximum conversion rate of the 2023 Notes was adjusted to 6.2907 per $1,000 principal amount of the 2023 Notes which represents a conversion price of approximately $158.97. The conversion rate for the 2023 Notes was adjusted in accordance with the requirements of the Indenture based on calculations determined with reference to a valuation period of the first 10 consecutive trading days after, and including, the ex-dividend date of the spin-off (as determined in the Indenture). The conversion rate and maximum conversion rate are subject to further adjustment under the circumstances and pursuant to the terms set forth in the Indenture.
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
As of March 31, 2023, we had $2.8 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.

Cash Flow Summary

(Dollars in thousands)	Q1 2023	Q1 2022
Net cash provided by (used in):
Operating activities	$33,948	$52,011
Investing activities	$10,549	$113,881
Financing activities	$(775)	$(170,421)

During the three months ended March 31, 2023, we generated cash from operations primarily due to the increase in net income. We generated cash from investing activities primarily from sale and maturity of short-term investments including Viking shares. There was no repurchase of 2023 Notes during the three months ended March 31, 2023.
During the three months ended March 31, 2022, we repurchased $165.8 million in principal amount of the 2023 Notes for $163.7 million in cash, including accrued interest of $0.4 million.
Critical Accounting Policies and Estimates
Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in our consolidated financial statements and the disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ materially from the estimates made. There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2022 Annual Report.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There were no material changes to our market risks in the three months ended March 31, 2023, when compared to the disclosures in Item 7A of our 2022 Annual Report.

Item 4.    Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2023 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings
For information that updates the disclosures set forth under Part I. Item 3. Legal Proceedings in our 2022 Annual Report, refer to Note 7, Commitment and Contingencies: Legal Proceedings, to the Condensed Consolidated Financial Statements contained in Part I. Item 1. of this report.

Item 1A. Risk Factors
We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2022 Annual Report. The risk factors described in our 2022 Annual Report are not the only risks we face. Factors we currently do not know, factors that we currently consider immaterial or factors that are not specific to us, such as general economic conditions, may also materially adversely affect our business or our consolidated operating results, financial condition or cash flows.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.1	At-the-Market Equity Offering Sales Agreement, dated September 30, 2022, by and between the Company and Stifel, Nicolaus & Company, Incorporated	S-3ASR	333-267678	9/30/2022	1.2
10.2#	Director Compensation and Stock Ownership Policy, as amended and restated effective April 19, 2023					X
10.3#*	Form of Change in Control Severance Agreement					X
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Stockholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL and contained in Exhibit 101.					X

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

Date:	May 8, 2023	By:	/s/ Octavio Espinoza
Octavio Espinoza
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer