Form 10-Q
period 2023-06-30
LIGAND PHARMACEUTICALS INC
filed 2023-08-09
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2023, the registrant had 17,355,257 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2022 Annual Report	Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023
2023 Notes	$750.0 million aggregate principal amount of convertible senior unsecured notes due 2023
APAC	Avista Public Acquisition Corp. II (prior to its domestication in Delaware and change of name to OmniAb, Inc.)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
ESPP	Employee Stock Purchase Plan, as amended and restated
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
Merger Agreement	Agreement and Plan of Merger, dated as of March 23, 2022, among APAC, Ligand, OmniAb and Merger Sub
Merger Sub	Orwell Merger Sub, Inc., a wholly owned subsidiary of APAC
Metabasis	Metabasis Therapeutics, Inc.
NDA	New Drug Application
New OmniAb	OmniAb, Inc. (formerly known as Avista Public Acquisition Corp. II and after it domestication in Delaware)
OmniAb	OmniAb Operations, Inc. (formerly known as OmniAb, Inc. and prior to being spun off by the Company)
OmniAb Business	Ligand's antibody discovery business (prior to being spun off by the Company)
Pfenex	Pfenex Inc.
Q2 2022	The Company's fiscal quarter ended June 30, 2022
Q2 2023	The Company's fiscal quarter ended June 30, 2023
SBC	Share-based compensation expense
SEC	Securities and Exchange Commission
Separation Agreement	Separation and Distribution Agreement, dated as of March 23, 2022, among APAC, Ligand and OmniAb
Travere	Travere Therapeutics, Inc.
Viking	Viking Therapeutics, Inc.
YTD	Year-to-date

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$28,445	$45,006
Short-term investments	190,596	166,864
Accounts receivable, net	27,994	30,424
Inventory	26,906	13,294
Income taxes receivable	—	4,614
Other current assets	2,770	3,399
Total current assets	276,711	263,601
Deferred income taxes, net	8,530	8,530
Intangible assets, net	325,377	342,455
Goodwill	105,673	105,673
Commercial license rights, net	10,783	10,182
Property and equipment, net	11,382	12,482
Operating lease right-of-use assets	11,392	10,914
Financing lease right-of-use assets	3,762	4,095
Other assets	4,495	4,736
Total assets	$758,105	$762,668
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,582	$5,307
Accrued liabilities	7,291	15,681
Income taxes payable	11,387	—
Current operating lease liabilities	680	670
2023 convertible senior notes, net	—	76,695
Other current liabilities	448	457
Total current liabilities	29,388	98,810
Long-term contingent liabilities	3,505	3,456
Deferred income taxes, net	27,665	30,615
Long-term operating lease liabilities	10,991	10,336
Other long-term liabilities	21,664	21,966
Total liabilities	93,213	165,183
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 17,352 and 16,951 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	17	17
Additional paid-in capital	170,741	147,590
Accumulated other comprehensive loss	(967)	(984)
Retained earnings	495,101	450,862
Total stockholders' equity	664,892	597,485
Total liabilities and stockholders' equity	$758,105	$762,668
See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Royalties	$20,430	$17,820	$37,584	$31,252
Captisol	5,220	29,545	15,842	41,667
Contract revenue	716	2,761	16,919	13,723
Total revenues	26,366	50,126	70,345	86,642
Operating costs and expenses:
Cost of Captisol	1,669	12,361	5,386	17,060
Amortization of intangibles	8,539	8,550	17,078	17,130
Research and development	6,854	8,467	13,517	17,646
General and administrative	11,287	12,086	22,142	24,011
Total operating costs and expenses	28,349	41,464	58,123	75,847
Operating (loss) income from continuing operations	(1,983)	8,662	12,222	10,795
Other income (expense):
Gain (loss) from short-term investments	3,991	(1,909)	43,524	(14,786)
Interest income	2,320	298	3,755	432
Interest expense	(284)	(438)	(524)	(1,227)
Other (loss) income, net	(873)	2,048	(270)	4,303
Total other income (expense), net	5,154	(1)	46,485	(11,278)
Income (loss) before income taxes from continuing operations	3,171	8,661	58,707	(483)
Income tax (expense) benefit	(881)	3,938	(12,803)	153
Net income (loss) from continuing operations	2,290	12,599	45,904	(330)
Net loss from discontinued operations	—	(13,494)	(1,665)	(15,950)
Net income (loss)	$2,290	$(895)	$44,239	$(16,280)

Basic net income (loss) from continuing operations per share	$0.13	$0.75	$2.67	$(0.02)
Basic net loss from discontinued operations per share	$—	$(0.80)	$(0.10)	$(0.95)
Basic net income (loss) per share	$0.13	$(0.05)	$2.58	$(0.97)
Shares used in basic per share calculation	17,276	16,868	17,170	16,846

Diluted net income (loss) from continuing operations per share	$0.13	$0.74	$2.57	$(0.02)
Diluted net loss from discontinued operations per share	$—	$(0.79)	(0.09)	$(0.95)
Diluted net income (loss) per share	$0.13	$(0.05)	2.48	$(0.97)
Shares used in diluted per share calculation	17,730	17,058	17,851	16,846

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$2,290	$(895)	$44,239	$(16,280)
Unrealized net gain (loss) on available-for-sale securities, net of tax	(32)	(35)	17	(149)
Comprehensive income (loss)	$2,258	$(930)	$44,256	$(16,429)

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2022	16,951	$17	$147,590	$(984)	$450,862	$597,485
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	183	—	(762)	—	—	(762)
Share-based compensation	—	—	5,931	—	—	5,931
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	49	—	49
Final distribution of OmniAb	—	—	1,665	—		1,665
Net income	—	—	—	—	41,949	41,949
Balance at March 31, 2023	17,134	$17	$154,424	$(935)	$492,811	$646,317
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	218	—	9,110	—	—	9,110
Share-based compensation	—	—	7,207	—	—	7,207
Unrealized net loss on available-for-sale securities, net of deferred tax	—	—	—	(32)	—	(32)
Net income	—	—	—	—	2,290	2,290
Balance at June 30, 2023	17,352	$17	$170,741	$(967)	$495,101	$664,892

	Common Stock		Additional paid in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2021	16,767	$17	$372,969	$(917)	$449,090	$821,159
ASU 2020-06 adoption, net of tax (Note 1)			(51,130)		35,133	(15,997)
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	94	—	(5,515)	—	—	(5,515)
Share-based compensation	—	—	9,044	—	—	9,044
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(114)	—	(114)
Net loss	—	—	—	—	(15,385)	(15,385)
Balance at March 31, 2022	16,861	$17	$325,368	$(1,031)	$468,838	$793,192
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	21	—	604	—	—	604
Share-based compensation	—	—	9,499	—	—	9,499
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(895)	(895)
Balance at June 30, 2022	16,882	$17	$335,471	$(1,066)	$467,943	$802,365

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$44,239	$(16,280)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in estimated fair value of contingent liabilities	108	(1,266)
Depreciation and amortization of intangible assets	18,994	26,921
Amortization of premium on investments, net	(659)	44
Amortization of debt discount and issuance fees	159	501
Amortization of commercial license rights	(814)	(190)
Gain on debt extinguishment	—	(3,326)
Share-based compensation	13,138	18,543
Deferred income taxes	(1,246)	(12,925)
(Gain) loss from short-term investments	(43,524)	14,786
Lease amortization expense	897	3,054
Other	153	(67)
Changes in operating assets and liabilities:
Accounts receivable, net	2,476	23,208
Inventory	(10,966)	9,740
Accounts payable and accrued liabilities	(4,960)	(4,357)
Income tax receivable and payable	16,001	9,011
Other assets and liabilities	(130)	(3,508)
Net cash provided by operating activities	33,866	63,889

Cash flows from investing activities:
Purchase of short-term investments	(88,989)	(38,472)
Proceeds from sale of short-term investments	88,832	177,554
Proceeds from maturity of short-term investments	20,666	24,830
Cash paid for equity method investment	—	(750)
Purchase of property and equipment	(2,617)	(11,463)
Proceeds from commercial license rights	213	—
Other	—	33
Net cash provided by investing activities	18,105	151,732

Cash flows from financing activities:
Repayment at maturity/repurchase of 2023 Notes	(76,854)	(223,303)
Net proceeds from stock option exercises and ESPP	12,535	1,011
Taxes paid related to net share settlement of equity awards	(4,187)	(5,922)
Payments to CVR Holders	—	(1,416)
Payments for OmniAb transaction costs	—	(206)
Other	(26)	(27)
Net cash used in financing activities	(68,532)	(229,863)
Net decrease in cash, cash equivalents and restricted cash	(16,561)	(14,242)
Cash, cash equivalents and restricted cash at beginning of period	45,006	19,522
Cash, cash equivalents and restricted cash at end of period	$28,445	$5,280

Supplemental disclosure of cash flow information:
Interest paid	$288	$1,038
Taxes paid	$—	$20

Supplemental schedule of non-cash activity:
Accrued fixed asset purchases	$532	$3,800
Accrued inventory purchases	$2,646	$9,161
Unrealized gain (loss) on AFS investments, net of tax	$17	$(149)

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
Depending on the terms of the arrangement, we may also defer a portion of the consideration received if we have to satisfy a future obligation, which typically occurs with our contracts for R&D services. In general, for R&D services, which has not been significant, we recognize revenue over time and measure our progress using an input method. The input methods we use are based on the effort we expend or costs we incur toward the satisfaction of our performance obligation.
Some customer contracts are sublicenses which require that we make payments to an upstream licensor related to license fees, milestones and royalties which we receive from customers. In such cases, we evaluate the determination of gross revenue as a principal versus net revenue as an agent reporting based on each individual agreement.
Deferred Revenue
Depending on the terms of the arrangement, we may also defer a portion of the consideration received because we have to satisfy a future obligation. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheet. Except for royalty revenue and certain service revenue, we generally receive payment at the point we satisfy our obligation or soon after. Therefore, we do not generally carry any contract asset balance. Any fees billed in advance of being earned are recorded as deferred revenue, which has not been significant.
Disaggregation of Revenue
The following table represents disaggregation of royalties, Captisol and contract revenue (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Royalties
Kyprolis	$8,097	$7,127	$14,325	$11,749
Evomela	2,357	2,394	4,907	5,095
Teriparatide injection	3,613	5,502	7,113	8,413
Rylaze	3,028	2,317	5,637	3,966
Other	3,335	480	5,602	2,029
	$20,430	$17,820	$37,584	$31,252

Captisol
Captisol - Core	$5,220	$3,325	$15,842	$9,551
Captisol - COVID(1)	—	26,220	—	32,116
	$5,220	$29,545	$15,842	$41,667

Contract revenue
License Fees	508	558	622	2,639
Milestone	—	—	15,300	5,993
Other	208	2,203	997	5,091
	$716	$2,761	$16,919	$13,723
Total	$26,366	$50,126	$70,345	$86,642

(1) Captisol - COVID represents revenue on Captisol supplied for use in formulation with remdesivir, an antiviral treatment for COVID-19.

Short-term Investments
Our short-term investments consist of the following at June 30, 2023 and December 31, 2022 (in thousands):

June 30, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Bank deposits	$36,327	$7	$(22)	$36,312
Bond fund	83,695	—	(808)	82,887
Commercial paper	18,582	1	(8)	18,575
Corporate bonds	6,197	1	(39)	6,159
Corporate equity securities	5,775	—	(3,436)	2,339
Municipal bonds	1,016	—	(10)	1,006
US government securities	6,916	1	(17)	6,900
Warrants	—	278	—	278
	$158,508	$288	$(4,340)	$154,456
Viking common stock				36,140
Total short-term investments				$190,596

December 31, 2022
Bank deposits	$5,012	$2	$(34)	$4,980
Bond fund	81,815	—	(1050)	80,765
Commercial paper	7,211	3	—	7,214
Corporate bonds	6,701	13	(58)	6,656
Corporate equity securities	5,807	262	(4,239)	1,830
U.S. government securities	2,232	—	(70)	2,162
Warrants	—	135	—	135
	$108,778	$415	$(5,451)	$103,742
Viking common stock				63,122
Total short-term investments				$166,864

During the three months ended June 30, 2023, we sold 1.3 million shares of Viking common stock and recognized a realized gain of $16.6 million in total. During the six months ended June 30, 2023, we sold 4.5 million shares of Viking common stock and recognized a realized gain of $37.2 million in total.

Gain (loss) from short-term investments in our condensed consolidated statements of operations includes both realized and unrealized gain (loss) from our short-term investments in public equity and warrant securities.
Allowances are recorded for available-for-sale debt securities with unrealized losses. This limits the amount of credit losses that can be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The provisions of the credit losses standard did not have a material impact on our available-for-sale debt securities during the three and six months ended June 30, 2023.
The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	June 30, 2023
	Amortized Cost	Fair Value
Within one year	$89,245	$89,187
After one year through five years	5,846	5,816
Total	$95,091	$95,003

Our investment policy is capital preservation and we only invest in U.S.-dollar denominated investments. We held a total of 65 investments which were in an unrealized loss position with a total of $0.1 million unrealized losses as of June 30, 2023. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses are largely due to changes in interest rates and not to unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. We do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of the amortized cost basis. Accordingly, no credit losses were recognized for the three and six months ended June 30, 2023.

Accounts Receivable and Allowance for Credit Losses
Our accounts receivable arise primarily from sales on credit to customers. We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. During the three and six months ended June 30, 2023, we considered the current and expected future economic and market conditions and concluded a decrease of $0.09 million and an increase of $0.05 million of allowance for credit losses, respectively.
Inventory
Inventory, which consists of finished goods, is stated at the lower of cost or net realizable value. We determine cost using the specific identification method.
We analyze our inventory levels periodically and write down inventory to net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There were no write-downs recorded against inventory for the three and six months ended June 30, 2023 and 2022. In addition to finished goods, as of June 30, 2023 inventory consists of Captisol prepayments of $5.3 million, and as of December 31, 2022 inventory consists of Captisol prepayments of $5.9 million.
Goodwill and Other Identifiable Intangible Assets
Goodwill and other identifiable intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Indefinite-lived intangible assets
Goodwill	$105,673	$105,673
Definite lived intangible assets
Complete technology	55,211	55,211
Less: accumulated amortization	(24,339)	(22,560)
Trade name	2,642	2,642
Less: accumulated amortization	(1,644)	(1,577)
Customer relationships	29,600	29,600
Less: accumulated amortization	(18,416)	(17,670)
Contractual relationships	362,000	362,000
Less: accumulated amortization	(79,677)	(65,191)
Total goodwill and other identifiable intangible assets, net	$431,050	$448,128

Commercial License Rights
Commercial license rights consist of the following (in thousands):

	June 30, 2023			December 31, 2022
	Gross	Adjustments(1)	Net	Gross	Adjustments(2)	Net
Aziyo and CorMatrix	$17,696	$(8,691)	$9,005	$17,696	$(9,538)	$8,158
Selexis and Dianomi	10,602	(8,824)	1,778	10,602	(8,578)	2,024
Total	$28,298	$(17,515)	$10,783	$28,298	$(18,116)	$10,182
(1) Amounts represent accumulated amortization to principal of $11.0 million and credit loss adjustments of $6.5 million as of June 30, 2023.
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
We estimated the credit losses at the individual asset level by considering the performance against the programs, the company operating performance and the macroeconomic forecast. In addition, we have judgmentally applied credit loss risk factors to the future expected payments with consideration given to the timing of the payment. Given the higher inherent credit risk associated with longer term receivables, we applied a lower risk factor to the earlier years and progressively higher risk factors to the later years. During the three and six months ended June 30, 2023, we further considered the current and expected future economic and market conditions and concluded no further adjustment was needed on the allowance for credit losses as of June 30, 2023.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Compensation	$2,343	$6,201
Subcontractor	1,756	1,756
Professional fees	807	662
Customer deposit	621	621
Supplier	268	634
Royalties owed to third parties	180	12
Amounts owed to former licensees	45	3,989
Other	1,271	1,806
Total accrued liabilities	$7,291	$15,681
Share-Based Compensation
Share-based compensation expense for awards to employees and non-employee directors is a non-cash expense and is recognized on a straight-line basis over the vesting period. The following table summarizes share-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022(a)	2023	2022(a)
SBC - Research and development expenses	$2,016	$2,447	$3,723	$4,643
SBC - General and administrative expenses	5,191	4,554	9,415	9,467
	$7,207	$7,001	$13,138	$14,110
(a) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Risk-free interest rate	3.9%	3.0%	4.1%	3.0%
Dividend yield	—	—	—	—
Expected volatility	49.4%	50.0%	52.6%	50.0%
Expected term (years)	4.8	4.8	5.3	4.8

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
Potentially dilutive common shares consist of shares issuable under the 2023 Notes, stock options and restricted stock. Although we paid off the 2023 Notes in May 2023, it wound have a dilutive impact when the average market price of our common stock exceeds the maximum conversion price during the three and six months ended June 30, 2023. It was our intent and policy to settle conversions through combination settlement, which involved payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. Potentially dilutive common shares from stock options and restricted stock are determined using the average share price for each period under the treasury stock method. In addition, the following amounts are assumed to be used to repurchase shares: proceeds from exercise of stock options and the average amount of unrecognized compensation expense for the awards. See Note 4, Debt and Note 6, Stockholders’ Equity.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Weighted average shares outstanding:	17,276	16,868	17,170	16,846
Dilutive potential common shares:
Restricted stock	83	26	85	—
Stock options	371	164	356	—
2023 convertible senior notes	—	—	240	—
Shares used to compute diluted income per share	17,730	17,058	17,851	16,846
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	4,862	6,794		6,400

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
Discontinued operations
In connection with the Merger, the Company determined its antibody discovery business qualified for discontinued operations accounting treatment in accordance with ASC 205-20. We recognized a $1.7 million tax provision adjustment related to deferred taxes during the six months ended June 30, 2023 that was attributable to the discontinued operations. There was no revenue or expenses attributable to the discontinued operations during the three months ended June 30, 2023. The following table summarizes revenue and expenses of the discontinued operations for the three and six months ended June 30, 2022 (in thousands):

	Three months ended June 30, 2022	Six months ended June 30, 2022
Revenues:
Royalties	$139	$402
Contract revenue	7,154	16,068
Total revenues	7,293	16,470
Operating costs and expenses:
Amortization of intangibles	3,274	6,507
Research and development	10,651	21,779
General and administrative	2,499	8,754
Total operating costs and expenses	16,424	37,040
Loss from operations	(9,131)	(20,570)
Other income (expense):
Other income (expense), net	(166)	277
Total other income (expense), net	(166)	277
Loss before income tax	(9,297)	(20,293)
Income tax (expense) benefit	(4,197)	4,343
Net loss	$(13,494)	$(15,950)

The following table summarizes the significant non-cash items, capital expenditures of the discontinued operations, and financing activities that are included in the consolidated statements of cash flows for the six months ended June 30, 2022 (in thousands):

Six months ended
June 30, 2022
Operating activities:
Change in fair value of contingent consideration	$(277)
Depreciation and amortization	8,132
Stock-based compensation expense	4,433

Investing activities:
Purchase of property, plant and equipment	(7,005)

Financing activities:
Payments to CVR Holders	$(1,416)

Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$3,601

3. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The following table presents the hierarchy for our assets and liabilities measured at fair value (in thousands):

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments, excluding Viking(1)	$9,239	$144,939	$278	$154,456	$3,992	$99,615	$135	$103,742
Investment in Viking common stock	36,140	—	—	36,140	63,122	—	—	63,122
Total assets	$45,379	$144,939	$278	$190,596	$67,114	$99,615	$135	$166,864
Liabilities:
CyDex contingent liabilities	$—	$—	$85	$85	$—	$—	$84	$84
Metabasis contingent liabilities(2)	—	3,487	—	3,487	—	3,429	—	3,429
Amounts owed to former licensor	—	—	—	—	44	—	—	44
Total liabilities	$—	$3,487	$85	$3,572	$44	$3,429	$84	$3,557
1.Excluding our investment in Viking, our short-term investments in marketable debt and equity securities are classified as available-for-sale securities based on management's intentions and are at level 2 of the fair value hierarchy, as these investment securities are valued based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Short-term investments in bond funds are valued at their net asset value (NAV) on the last day of the period. We have classified marketable securities with original maturities of greater than one year as short-term investments based upon our ability and intent to use any and all of those marketable securities to satisfy the liquidity needs of our current operations. In addition, we have investment in warrants resulting from Seelos Therapeutics Inc. milestone payments that were settled in shares during the first quarter of 2019 and are at level 3 of the fair value hierarchy, based on Black-Scholes value estimated by management on the last day of the period.
2.In connection with our acquisition of Metabasis in January 2010, we issued Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by us from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The liability for the CVRs is determined using quoted prices in a market that is not active for the underlying CVR. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. Several of the Metabasis drug development programs have been outlicensed to Viking, including VK2809. VK2809 is a novel selective TR-β agonist with potential in multiple indications, including hypercholesterolemia, dyslipidemia, NASH, and X-ALD. Under the terms of the agreement with Viking, we may be entitled to up to $375.0 million of development, regulatory and commercial milestones and tiered royalties on potential future sales including a $10.0 million payment upon initiation of a Phase 3 clinical trial. During the three and six months ended June 30, 2023, we adjusted the balance of the Metabasis CVR liability by increasing $0.7 million and $0.1 million to mark to market, respectively.
A reconciliation of the level 3 financial instruments as of June 30, 2023 is as follows (in thousands):

Fair value of level 3 financial instruments as of December 31, 2022	$84
Payments to CVR holders and other contingent payments	(50)
Fair value adjustments to contingent liabilities	51
Fair value of level 3 financial instruments as of June 30, 2023	$85

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
There was no impairment of our goodwill, indefinite-lived assets, or long-lived assets recorded during the three and six months ended June 30, 2023 and June 30, 2022.

4. Debt
0.75% Convertible Senior Notes due 2023
In May 2018, we issued $750.0 million aggregate principal amount of 2023 Notes, bearing cash interest at a rate of 0.75% per year, payable semi-annually. The net proceeds from the offering, after deducting the initial purchasers' discount and offering expenses, were approximately $733.1 million.
In connection with the issuance of the 2023 Notes, we incurred $16.9 million of issuance costs, which primarily consisted of underwriting, legal and other professional fees, and is being amortized to interest expense using the effective interest method over the five year expected life of the 2023 Notes. The effective interest rate for the three and six months ended June 30, 2023 is 0.5%. During the three months ended June 30, 2023 we recognized a total of $0.3 million in interest expense which includes $0.2 million in contractual interest expense and $0.1 million in amortized issuance costs. During the six months ended June 30, 2023 we recognized a total of $0.6 million in interest expense which includes $0.4 million in contractual interest expense and $0.2 million in amortized issuance costs.
On May 15, 2023, the 2023 Notes maturity date, we paid the remaining $76.9 million principal amount and $0.3 million accrued interest in cash.
Convertible Bond Hedge and Warrant Transactions
In conjunction with the 2023 Notes, in May 2018, we entered into convertible bond hedges and sold warrants covering 3,018,327 shares of our common stock to minimize the impact of potential dilution to our common stock and/or offset the cash payments we were required to make in excess of the principal amount upon conversion of the 2023 Notes. The convertible bond hedges have an exercise price of $206.65 per share and were exercisable when and if the 2023 Notes were converted. We paid $140.3 million for these convertible bond hedges. If upon conversion of the 2023 Notes, the price of our common stock had been above the exercise price of the convertible bond hedges, the counterparties would have delivered shares of common stock and/or cash with an aggregate value approximately equal to the difference between the price of common stock at the conversion date and the exercise price, multiplied by the number of shares of common stock related to the convertible bond hedge transaction being exercised. The convertible bond hedges and warrants described below are separate transactions entered into by us and are not part of the terms of the 2023 Notes. Holders of the 2023 Notes and warrants did not have any rights with respect to the convertible bond hedges.
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

5. Income Tax
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The effective tax rate for continuing operations for the three and six months ended June 30, 2023 and 2022 was 27.8% and (45.5)%, and 21.8% and 31.7%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2023 was primarily due to Internal Revenue Code Section 162(m) limitation on deduction for officer compensation, non-deductible incentive stock option (ISO) related stock compensation expense, which were partially offset by foreign derived intangible income tax benefit during the period. The variance from the U.S. federal tax rate of 21% for the three and six months ended June 30, 2022 was primarily due to the tax deductions related to foreign derived intangible income tax benefit as well as the research and development tax credits, which were partially offset by Section 162(m) limitation during the period.

6. Stockholders’ Equity
We grant options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 9, Stockholders’ Equity, of the Notes to Consolidated Financial Statements in our 2022 Annual Report.
The following is a summary of our stock option and restricted stock activity and related information:

	Stock Options		Restricted Stock Awards
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2022	2,991,473	$61.31	348,453	$75.60
Granted	447,487	$74.45	201,467	$83.67
Options exercised/RSUs vested	(297,166)	$42.37	(164,772)	$75.27
Forfeited	(78,943)	$63.37	(12,635)	$59.84
Balance as of June 30, 2023	3,062,851	$65.02	372,513	$80.64
As of June 30, 2023, outstanding options to purchase 1.8 million shares were exercisable with a weighted average exercise price per share of $63.57.
Employee Stock Purchase Plan
The price at which common stock is purchased under the Amended Employee Stock Purchase Plan, or ESPP, is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of June 30, 2023, 32,363 shares were available for future purchases under the ESPP.
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
Share Repurchases
Our Board of Directors has approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50.0 million of our common stock from time to time through April 2026. We expect to acquire shares, if at all, primarily through open-market transactions in accordance with all applicable requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Authorization to repurchase $50.0 million of our common stock remained available as of June 30, 2023.

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
From time to time, we may also become subject to other legal proceedings or claims arising in the ordinary course of our business. We currently believe that none of the claims or actions pending against us is likely to have, individually or in aggregate, a material adverse effect on our business, financial condition or results of operations. Given the unpredictability inherent in litigation, however, we cannot predict the outcome of these matters.
Operating Leases
During the six months ended June 30, 2023, we entered into an amendment to the lease agreement for our headquarters office located in San Diego, California, which resulted in a $1.1 million increase in both operating lease assets and operating lease liabilities at lease commencement.

8. Subsequent Events
Novan
On July 17, 2023, we entered into an agreement with Novan, Inc. (“Novan”) to acquire its assets for $15.0 million in cash (which agreement contemplated Novan filing for bankruptcy relief) (the “Stalking Horse Agreement”) and provide them up to $15.0 million in debtor-in-possession financing inclusive of a $3.0 million bridge loan funded on the same day. On July 17, 2023, Novan announced that it had filed for Chapter 11 reorganization and its entry into the Stalking Horse Agreement. The Stalking Horse Agreement is subject to approval by the bankruptcy court. If the Stalking Horse Agreement is approved, and our bid is the successful bid in the anticipated bankruptcy sale and auction process, we will acquire the Novan assets and will seek to out license or sell the existing development programs and commercial business assets of Novan.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
Caution: This discussion and analysis may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed in Part II, Item 1A. Risk Factors. This outlook represents our current judgment on the future direction of our business. These statements include those related to our future results of operations and financial position, Captisol-related revenues and Kyprolis and other product royalty revenues and milestones under license agreements, product development, and product regulatory filings and approvals, and the timing thereof. Actual events or results may differ materially from our expectations. For example, there can be no assurance that our revenues or expenses will meet any expectations or follow any trend(s), that we will be able to retain our key employees or that we will be able to enter into any strategic partnerships or other transactions. We cannot assure you that we will receive expected Kyprolis, Captisol and other product revenues to support our ongoing business or that our internal or partnered pipeline products will progress in their development, gain marketing approval or achieve success in the market. In addition, ongoing or future arbitration, litigation or disputes with third parties may have a material adverse effect on us. Such risks and uncertainties, and others, could cause actual results to differ materially from any future performance suggested. We undertake no obligation to make any revisions to these forward-looking statements to reflect events or circumstances arising after the date of this quarterly report. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act).
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
Our business model is focused on funding mid to late-stage drug development in return for economic rights and out licensing our technology platforms to help partners discover and develop medicines. We partner with other pharmaceutical companies to leverage what they do best (late-stage development, regulatory management and commercialization) ultimately to generate our revenue. Our Captisol platform technology is a chemically modified cyclodextrin with a structure designed to optimize the solubility and stability of drugs. Our Pelican Expression Technology is a validated, cost-effective and scalable platform for recombinant protein production that is especially well-suited for complex, large-scale protein production where traditional systems are not. We have established multiple alliances, licenses and other business relationships with the world’s leading pharmaceutical companies including Amgen, Merck, Pfizer, Jazz, Gilead Sciences and Baxter International.
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

Business Updates
On July 14, 2023 we made a $3 million bridge loan to Novan, Inc. (Nasdaq: NOVN) in contemplation of Novan filing for bankruptcy relief. On July 17th Novan filed for bankruptcy relief and Ligand entered into an agreement with Novan to purchase its assets for $15 million in cash and provide them up to $15 million in debtor-in-possession financing, inclusive of the $3 million bridge loan. The purchase is subject to approval by the bankruptcy court. Novan’s assets include Berdazimer gel, which is in development for molluscum contagiosum infection, and has an NDA with the FDA and an assigned PDUFA goal date of January 5, 2024. If the purchase agreement is approved, and our bid is successful in the anticipated bankruptcy sale and auction process, we will acquire the Novan assets and consistent with our business model, will seek to outlicense or sell the existing development programs and commercial business assets of Novan.
On July 17, 2023, Travere Therapeutics (Nasdaq: TVTX) announced that 417 new patient start forms (PSFs) were received in the second quarter and a total of 563 PSFs have been received since the accelerated approval of FILSPARI was obtained in the first quarter of 2023. Travere also announced the sale of its bile acid product portfolio to Mirum Pharmaceuticals for $210 million upfront and up to $235 million in additional sales based milestones. The sale enables Travere to further focus its efforts on the ongoing launch of FILSPARI for IgA nephropathy and pursing a potential regulatory path forward in FSGS.
Viking Therapeutics, Inc. (Nasdaq: VKTX) announced its Phase 2b clinical trial of VK2809 in patients with biopsy-confirmed non-alcoholic steatohepatitis (NASH) achieved its primary endpoint, with patients receiving VK2809 experiencing statistically significant reductions in liver fat content from baseline to Week 12 as compared with placebo. The median relative change from baseline in liver fat as assessed by magnetic resonance imaging, proton density fat fraction (MRI-PDFF) ranged from 38% to 55% for patients receiving VK2809. Additionally, VK2809-treated patients demonstrated statistically significant reductions in low-density lipoprotein cholesterol (LDL-C), triglycerides, and atherogenic lipoproteins compared with placebo.
Merck (NYSE: MRK) announced its Phase 3 clinical trial of V116, an investigational 21-valent pneumococcal conjugate vaccine, met key immunogenicity and safety endpoints in two Phase 3 trials. If approved, V116 would be the first pneumococcal conjugate vaccine specifically designed for adults. Results from the STRIDE-3 trial demonstrated statistically significant immune responses compared to PCV20 (pneumococcal 20-valent conjugate vaccine) in vaccine-naïve adults for serotypes common to both vaccines. Positive immune responses were also observed for serotypes unique to V116. Additionally, results from STRIDE-6 demonstrated that V116 was immunogenic for all 21 pneumococcal serotypes in the vaccine among adults who previously received a pneumococcal vaccine at least one year prior to the study. In both studies, V116 had a safety profile comparable to the comparator in the studies.
Jazz Pharmaceuticals plc (Nasdaq: JAZZ) announced that the European Medicines Agency's (EMA) Committee for Medicinal Products for Human Use (CHMP) adopted a positive opinion recommending the European Commission marketing authorization of JZP458 (approved as Rylaze in the U.S.) for use as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia (ALL) and lymphoblastic lymphoma (LBL) in adult and pediatric patients (1 month and older) who developed hypersensitivity or silent inactivation to E. coli-derived asparaginase.
Verona Pharma Plc (Nasdaq: VRNA) submitted an NDA to the FDA for approval of ensifentrine for the maintenance treatment of patients with chronic obstructive pulmonary disease (COPD). Verona also published results from its Phase 3 ENHANCE trials in the American Journal of Respiratory and Critical Care Medicine demonstrating improvements in lung function, symptoms and quality of life measures, a substantial reduction in the rate and risk of COPD exacerbations and a favorable safety profile.
Palvella Therapeutics announced a planned pivotal Phase 3 study design of QTORIN rapamycin for the treatment of Microcystic Lymphatic Malformations, following previously announced positive Phase 2 results. Additionally, Palvella announced QTORIN rapamycin did not show a treatment effect when compared to placebo in the pivotal Phase 3 trial in Pachyonychia Congenita and will no longer continue development in that indication.
Gilead Sciences, Inc. (Nasdaq: GILD) received FDA approval of Veklury (remdesivir) for COVID-19 treatment in patients with severe renal impairment, including those on dialysis. With this approval, Veklury is now the first and only approved antiviral COVID-19 treatment that can be used across all stages of renal disease. The U.S. approval follows the European Commission decision to extend the approved use of Veklury to treat COVID-19 in people with severe renal impairment, including those on dialysis.
Xintong Pharmaceuticals made an NDA submission of pradefovir for hepatitis B virus (HBV) in China and received Priority Review.
Aldeyra Therapeutics, Inc. (Nasdaq: ALDX) announced positive top-line results from its Phase 3 clinical trial of reproxalap in patients with allergic conjunctivitis. The clinical trial successfully achieved statistical significance for the primary and all secondary endpoints.

Results of Operations
Revenue

(Dollars in thousands)	Q2 2023	Q2 2022(a)	Change	% Change	YTD 2023	YTD 2022(a)	Change	% Change
Royalties	$20,430	$17,820	$2,610	15%	$37,584	$31,252	$6,332	20%
Captisol - Core	5,220	3,325	1,895	57%	15,842	9,551	6,291	66%
Captisol - COVID	—	26,220	(26,220)	(100)%	—	32,116	(32,116)	(100)%
Contract revenue	716	2,761	(2,045)	(74)%	16,919	13,723	3,196	23%
Total revenue	$26,366	$50,126	$(23,760)	(47)%	$70,345	$86,642	$(16,297)	(19)%
(a) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
Q2 2023 vs. Q2 2022
Total revenue decreased by $23.8 million, or 47%, to $26.4 million in Q2 2023 compared to $50.1 million in Q2 2022 primarily due to no Captisol sales related to COVID-19 in Q2 2023, compared to $26.2 million for the same period in 2022. Royalty revenue increased by $2.6 million, or 15%, to $20.4 million in Q2 2023 compared to $17.8 million in Q2 2022 primarily due to the increase of Kyprolis sales and sales of drugs using the Pelican platform. Core Captisol sales increased by $1.9 million, or 57%, to $5.2 million in Q2 2023 primarily due to the timing of customer orders. Contract revenue decreased by $2.0 million, or 74%, to $0.7 million in Q2 2023 compared to $2.8 million in Q2 2022 primarily due to the timing of CMR197 sales.
YTD 2023 vs. YTD 2022
Total revenue decreased by $16.3 million, or 19%, to $70.3 million in YTD 2023 compared to $86.6 million in YTD 2022 primarily due to no Captisol sales related to COVID-19 in YTD 2023, compared to $32.1 million for the same period in 2022. Royalty revenue increased by $6.3 million, or 20%, to $37.6 million in YTD 2023 compared to $31.3 million in YTD 2023 primarily due to the increase of Kyprolis, Evomela, Rylaze, and Pneumosil sales. Core Captisol sales increased by $6.3 million, or 66%, to $15.8 million in YTD 2023 primarily due to the timing of customer orders.
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
The following table represents royalty revenue by program (in millions):

(in millions)	Q2 2023 Estimated Partner Product Sales	Effective Royalty Rate	Q2 2023 Royalty Revenue	Q2 2022 Estimated Partner Product Sales(a)	Effective Royalty Rate(a)	Q2 2022 Royalty Revenue(a)
Kyprolis	$372.4	2.2%	$8.1	$330.0	2.2%	$7.1
Evomela	12.0	20.0%	2.4	12.0	20.0%	2.4
Teriparatide injection(b)	11.5	31.3%	3.6	15.1	36.4%	5.5
Rylaze	98.0	3.1%	3.0	73.0	3.2%	2.3
Other	256.7	1.3%	3.3	50.4	1.0%	0.5
Total	$750.6		$20.4	$480.5		$17.8

(in millions)	YTD 2023 Estimated Partner Product Sales	Effective Royalty Rate	YTD 2023 Royalty Revenue	YTD 2022 Estimated Partner Product Sales(a)	Effective Royalty Rate(a)	YTD 2022 Royalty Revenue(a)
Kyprolis	$749.4	1.9%	$14.3	$628.6	1.9%	$11.7
Evomela	24.5	20.0%	4.9	25.5	20.0%	5.1
Teriparatide injection(1)	23.2	30.6%	7.1	24.8	33.9%	8.4
Rylaze	181.0	3.1%	5.6	127.2	3.1%	4.0
Other	413.9	1.4%	5.7	126.7	1.7%	2.1
Total	$1,392.0		$37.6	$932.8		$31.3
(a) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
(b) Teriparatide injection sales have been adjusted for certain deductible items as defined in the respective license agreement.

Operating Costs and Expenses

(Dollars in thousands)	Q2 2023	% of Revenue	Q2 2022(a)	% of Revenue	YTD 2023	% of Revenue	YTD 2022(a)	% of Revenue
Cost of Captisol	$1,669		$12,361		$5,386		$17,060
Amortization of intangibles	8,539		8,550		17,078		17,130
Research and development	6,854		8,467		13,517		17,646
General and administrative	11,287		12,086		22,142		24,011
Total operating costs and expenses	$28,349	108%	$41,464	83%	$58,123	83%	$75,847	88%
(a) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

Q2 2023 vs. Q2 2022
Total operating costs and expenses decreased by $13.1 million, or 32%, to $28.3 million in Q2 2023 compared to $41.5 million in Q2 2022.
Cost of Captisol decreased by $10.7 million, or 86%, to $1.7 million in Q2 2023 compared to $12.4 million in Q2 2022, with the decrease primarily due to the lower Captisol sales this quarter.
Amortization of intangibles remained steady in Q2 2023 compared to the same period in 2022 as there has been no change to the gross balance of intangible assets over these periods.
At any one time, we are working on multiple R&D programs. As such, we generally do not track our R&D expenses on a specific program basis. Research and development expense was $6.9 million for Q2 2023, compared with $8.5 million for the same period of 2022, with the decrease primarily due to lower share-based compensation, employee-related expenses and lab supply expenses.
General and administrative expense was $11.3 million for Q2 2023, compared to $12.1 million for the same period in 2022, with the decrease primarily due to a decrease in legal expenses in connection with a Cydex intellectual property arbitration in 2022.
YTD 2023 vs. YTD 2022
Total operating costs and expenses decreased by $17.7 million, or 23%, to $58.1 million in YTD 2023 compared to $75.8 million in YTD 2022.
Cost of Captisol decreased by $11.7 million, or 68%, to $5.4 million in YTD 2023 compared to $17.1 million in YTD 2022, with the decrease primarily due to the lower Captisol sales in YTD 2023.
Amortization of intangibles remained steady in YTD 2023 compared to the same period in 2022 as there have been no change to the gross balance of intangible assets over these periods.
At any one time, we are working on multiple R&D programs. As such, we generally do not track our R&D expenses on a specific program basis. Research and development expense was $13.5 million for YTD 2023, compared with $17.6 million for the same period of 2022, with the decrease primarily due to lower share-based compensation, employee-related expenses and lab supply expenses.
General and administrative expense was $22.1 million for YTD 2023, compared to $24.0 million for the same period in 2022, with the decrease primarily due to a decrease in legal expenses in connection with the OmniAb spin-off and a Cydex intellectual property arbitration in 2022.
Other Income (Expense)

(Dollars in thousands)	Q2 2023	Q2 2022(a)	Change	YTD 2023	YTD 2022(a)	Change
Gain (loss) from short-term investments	$3,991	$(1,909)	$5,900	$43,524	$(14,786)	$58,310
Interest income	2,320	298	2,022	3,755	432	3,323
Interest expense	(284)	(438)	154	(524)	(1,227)	703
Other income (expense), net	(873)	2,048	(2,921)	(270)	4,303	(4,573)
Total other income (expense), net	$5,154	$(1)	$5,155	$46,485	$(11,278)	$57,763
(a) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
Q2 2023 vs. Q2 2022

The fluctuation in the gain (loss) from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock and other equity security investments, which contributed an unrealized loss of $12.7 million in Q2 2023 as compared to an unrealized loss of $1.9 million in Q2 2022. In addition, during Q2 2023 we sold 1.3 million shares of Viking contributing to realized gains of $16.6 million compared to no Viking shares sold in Q2 2022.
Interest income consists primarily of interest earned on our short-term investments. The increase over the prior year was due to the increase in interest rates, partially offset by the decrease in our short-term investment balance.
Interest expense includes the 0.75% coupon cash interest expense in addition to the non-cash accretion of discount (including the amortization of debt issuance cost) on our 2023 Notes in both Q2 2023 and Q2 2022. The decrease in interest expense was primarily due to the lower average debt outstanding balance in Q2 2023 as compared to Q2 2022. See Note 4, Debt.
Other income (expense), net, in Q2 2023 decreased by $2.9 million as compared to Q2 2022, primarily due to no debt extinguishment gain or loss in Q2 2023 compared to a $1.8 million gain on extinguishment of debt during Q2 2022. See Note 4, Debt.
YTD 2023 vs. YTD 2022
The fluctuation in the gain (loss) from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock and other equity security investments, which contributed an unrealized gain of $6.3 million in YTD 2023 as compared to an unrealized loss of $14.5 million in YTD 2022. In addition, during YTD 2023 we sold 4.5 million shares of Viking contributing to realized gains of $37.2 million compared to no Viking shares sold in YTD 2022.
Interest income consists primarily of interest earned on our short-term investments. The increase over the prior year was due to the increase in interest rates, partially offset by the decrease in our short-term investment balance.
Interest expense includes the 0.75% coupon cash interest expense in addition to the non-cash accretion of discount (including the amortization of debt issuance cost) on our 2023 Notes in both YTD 2023 and YTD 2022. The decrease in interest expense was primarily due to the lower average debt outstanding balance in YTD 2023 as compared to YTD 2022. See Note 4, Debt.
Other income (expense), net, in YTD 2023 decreased by $4.6 million as compared to YTD 2022, primarily due to no debt extinguishment gain or loss in YTD 2023 compared to a $3.3 million gain on extinguishment of debt during YTD 2022. See Note 4, Debt.
Income Tax Benefit (Expense)

(Dollars in thousands)	Q2 2023	Q2 2022(a)	Change	YTD 2023	YTD 2022(a)	Change
Income (loss) before income taxes	$3,171	$8,661	$(5,490)	$58,707	$(483)	$59,190
Income tax benefit	(881)	3,938	(4,819)	(12,803)	153	(12,956)
Income (loss) from operations	$2,290	$12,599	$(10,309)	$45,904	$(330)	$46,234
Effective tax rate	27.8%	(45.5)%		21.8%	31.7%
(a) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
We compute our income tax provision by applying the estimated annual effective tax rate to income from operations and adding the effects of any discrete income tax items specific to the period. The effective tax rate for the three and six months ended June 30, 2023 and 2022 was 27.8% and (45.5)%, and 21.8% and 31.7%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2023 was primarily due to the Internal Revenue Code Section 162(m) limitation on deduction for officer compensation, non-deductible incentive stock option (ISO) related stock compensation expense, which were partially offset by foreign derived intangible income tax benefit during the period. The variance from the U.S. federal tax rate of 21% for the three and six months ended June 30, 2022 was primarily due to the tax deductions related to foreign derived intangible income tax benefit as well as the research and development tax credits, which were partially offset by Section 162(m) limitation during the period.
Net Loss from Discontinued Operations
Net loss from discontinued operations for Q2 2023 and Q2 2022 was zero and $13.5 million, respectively. Net loss from discontinued operations for YTD 2023 and YTD 2022 was $1.7 million and $16.0 million, respectively. See additional information in “Item 1. Condensed Consolidated Financial Statements —Notes to Condensed Consolidated Financial Statements—Note (2), Spin-off of OmniAb.”

Liquidity and Capital Resources
As of June 30, 2023, our cash, cash equivalents, and short-term investments totaled $219.0 million, which increased by $7.2 million from the end of last year due to factors described in the Cash Flow Summary below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and short-term investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.
Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. Our short-term investments include U.S. government debt securities, investment-grade corporate debt securities, bond funds and certificates of deposit. We have established guidelines relative to diversification and maturities of our investments in order to provide both safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Additionally, we own certain securities which are classified as short-term investments that we received as a result of a milestone and an upfront license payment as well as 2.2 million shares of common stock in Viking.
In May 2018, we issued an aggregate principal amount of $750.0 million of the 2023 Notes. On May 15, 2023, the 2023 Notes maturity date, we paid off the remaining $76.9 million principal amount and $0.3 million accrued interest in cash.
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
Our Board of Directors has approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50.0 million of our common stock from time to time through April 2026. We expect to acquire shares, if at all, primarily through open-market transactions in accordance with all applicable requirements of Rule 10b-18 of the Exchange Act. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Authorization to repurchase $50.0 million of our common stock remained available as of June 30, 2023.
On July 17, 2023, we entered into an agreement with Novan, Inc. (“Novan”) to acquire its assets for $15.0 million in cash (which agreement contemplated Novan filing for bankruptcy relief) (the “Stalking Horse Agreement”) and provide them up to $15.0 million in debtor-in-possession financing inclusive of a $3.0 million bridge loan funded on the same day. On July 17, 2023, Novan announced that it had filed for Chapter 11 reorganization and its entry into the Stalking Horse Agreement. The Stalking Horse Agreement is subject to approval by the bankruptcy court. If the Stalking Horse Agreement is approved, and our bid is the successful bid in the anticipated bankruptcy sale and auction process, we will acquire the Novan assets and will seek to out license or sell the existing development programs and commercial business assets of Novan.
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
As of June 30, 2023, we had $3.5 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.

Cash Flow Summary

(Dollars in thousands)	YTD 2023	YTD 2022
Net cash provided by (used in):
Operating activities	$33,866	$63,889
Investing activities	$18,105	$151,732
Financing activities	$(68,532)	$(229,863)

During the six months ended June 30, 2023, we generated cash from operations primarily due to net income. We generated cash from investing activities primarily from sale and maturity of short-term investments including Viking shares.

During the six months ended June 30, 2023, we repaid the remaining $76.9 million principal amount upon maturity of the 2023 Notes and $0.3 million accrued interest in cash.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to our market risks in the six months ended June 30, 2023, when compared to the disclosures in Item 7A of our 2022 Annual Report.

Item 4.    Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2023 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any such trading arrangements.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.1#	Director Compensation and Stock Ownership Policy, as amended and restated effective August 4, 2023.					X
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Stockholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.					X

# Indicates management contract or compensatory plan.

* These certifications are deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2023	By:	/s/ Octavio Espinoza
Octavio Espinoza
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer