Form 10-Q
period 2023-09-30
LIGAND PHARMACEUTICALS INC
filed 2023-11-09
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2023, the registrant had 17,435,958 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2022 Annual Report	Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 28, 2023
2023 Notes	$750.0 million aggregate principal amount of convertible senior unsecured notes due 2023
APAC	Avista Public Acquisition Corp. II (prior to its domestication in Delaware and change of name to OmniAb, Inc.)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
ESPP	Employee Stock Purchase Plan, as amended and restated
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles in the United States
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
Merger Agreement	Agreement and Plan of Merger, dated as of March 23, 2022, among APAC, Ligand, OmniAb and Merger Sub
Merger Sub	Orwell Merger Sub, Inc., a wholly owned subsidiary of APAC
Metabasis	Metabasis Therapeutics, Inc.
NDA	New Drug Application
New OmniAb	OmniAb, Inc. (formerly known as Avista Public Acquisition Corp. II and after it domestication in Delaware)
OmniAb	OmniAb Operations, Inc. (formerly known as OmniAb, Inc. and prior to being spun off by the Company)
OmniAb Business	Ligand's antibody discovery business (prior to being spun off by the Company)
PDUFA	Prescription Drug User Fee Act
Pfenex	Pfenex Inc.
Q3 2022	The Company's fiscal quarter ended September 30, 2022
Q3 2023	The Company's fiscal quarter ended September 30, 2023
SBC	Share-based compensation expense
SEC	Securities and Exchange Commission
Separation Agreement	Separation and Distribution Agreement, dated as of March 23, 2022, among APAC, Ligand and OmniAb
Takeda	Takeda Pharmaceutical Company Limited
Travere	Travere Therapeutics, Inc.
Viking	Viking Therapeutics, Inc.
YTD	Year-to-date

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$19,275	$45,006
Short-term investments	171,227	166,864
Accounts receivable, net	36,003	30,424
Inventory	25,392	13,294
Income taxes receivable	—	4,614
Other current assets	2,097	3,399
Total current assets	253,994	263,601
Deferred income taxes, net	8,530	8,530
Intangible assets, net	314,843	342,455
Goodwill	103,770	105,673
Commercial license rights, net	6,602	10,182
Property and equipment, net	16,178	12,482
Operating lease right-of-use assets	6,235	10,914
Financing lease right-of-use assets	3,566	4,095
Equity method investment in Primrose Bio	13,985	—
Equity securities in Primrose Bio	33,097	—
Other assets	8,426	4,736
Total assets	$769,226	$762,668
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,475	$5,307
Accrued liabilities	10,635	15,681
Income taxes payable	1,204	—
Current operating lease liabilities	497	670
2023 convertible senior notes, net	—	76,695
Other current liabilities	916	457
Total current liabilities	15,727	98,810
Long-term contingent liabilities	3,515	3,456
Deferred income taxes, net	32,586	30,615
Long-term operating lease liabilities	5,832	10,336
Other long-term liabilities	43,670	21,966
Total liabilities	101,330	165,183
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 17,421 and 16,951 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	18	17
Additional paid-in capital	183,994	147,590
Accumulated other comprehensive loss	(944)	(984)
Retained earnings	484,828	450,862
Total stockholders' equity	667,896	597,485
Total liabilities and stockholders' equity	$769,226	$762,668
See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Royalties	$23,863	$19,255	$61,447	$50,507
Captisol	8,608	35,949	24,450	77,616
Contract revenue	397	4,017	17,316	17,740
Total revenues	32,868	59,221	103,213	145,863
Operating costs and expenses:
Cost of Captisol	3,485	14,153	8,871	31,213
Amortization of intangibles	8,238	8,568	25,316	25,698
Research and development	5,532	9,239	19,049	26,885
General and administrative	14,656	14,920	36,798	38,931
Total operating costs and expenses	31,911	46,880	90,034	122,727
Gain on sale of Pelican	(2,121)	—	(2,121)	—
Operating income from continuing operations	3,078	12,341	15,300	23,136
Other income (expense):
Gain (loss) from short-term investments	(13,184)	(923)	30,340	(15,709)
Interest income	2,263	591	6,018	1,023
Interest expense	(1)	(332)	(525)	(1,559)
Other (loss) income, net	(4,300)	677	(4,570)	4,980
Total other income (expense), net	(15,222)	13	31,263	(11,265)
Income (loss) before income taxes from continuing operations	(12,144)	12,354	46,563	11,871
Income tax benefit (expense)	1,871	(2,709)	(10,932)	(2,556)
Net income (loss) from continuing operations	(10,273)	9,645	35,631	9,315
Net loss from discontinued operations	—	(9,241)	(1,665)	(25,191)
Net income (loss)	$(10,273)	$404	$33,966	$(15,876)

Basic net income from continuing operations per share	$(0.59)	$0.57	$2.07	$0.55
Basic net loss from discontinued operations per share	$—	$(0.55)	$(0.10)	$(1.49)
Basic net income (loss) per share	$(0.59)	$0.02	$1.97	$(0.94)
Shares used in basic per share calculation	17,380	16,888	17,241	16,860

Diluted net income from continuing operations per share	$(0.59)	$0.56	$2.00	$0.54
Diluted net loss from discontinued operations per share	$—	$(0.54)	(0.09)	$(1.47)
Diluted net income (loss) per share	$(0.59)	$0.02	1.91	$(0.93)
Shares used in diluted per share calculation	17,380	17,132	17,784	17,128

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income (loss)	$(10,273)	$404	$33,966	$(15,876)
Unrealized net gain (loss) on available-for-sale securities, net of tax	23	6	40	(143)
Comprehensive income (loss)	$(10,250)	$410	$34,006	$(16,019)

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2022	16,951	$17	$147,590	$(984)	$450,862	$597,485
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	183	—	(762)	—	—	(762)
Share-based compensation	—	—	5,931	—	—	5,931
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	49	—	49
Final distribution of OmniAb	—	—	1,665	—		1,665
Net income	—	—	—	—	41,949	41,949
Balance at March 31, 2023	17,134	$17	$154,424	$(935)	$492,811	$646,317
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	218	—	9,110	—	—	9,110
Share-based compensation	—	—	7,207	—	—	7,207
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(32)	—	(32)
Net income	—	—	—	—	2,290	2,290
Balance at June 30, 2023	17,352	$17	$170,741	$(967)	$495,101	$664,892
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	69	1	3,284	—	—	3,285
Share-based compensation	—	—	6,884	—	—	6,884
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	23	—	23
Tax return to provision	—	—	3,085	—	—	3,085
Net loss	—	—	—	—	(10,273)	(10,273)
Balance at September 30, 2023	17,421	$18	$183,994	$(944)	$484,828	$667,896

	Common Stock		Additional paid in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2021	16,767	$17	$372,969	$(917)	$449,090	$821,159
ASU 2020-06 adoption, net of tax (Note 1)			(51,130)		35,133	(15,997)
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	94	—	(5,515)	—	—	(5,515)
Share-based compensation	—	—	9,044	—	—	9,044
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(114)	—	(114)
Net loss	—	—	—	—	(15,385)	(15,385)
Balance at March 31, 2022	16,861	$17	$325,368	$(1,031)	$468,838	$793,192
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	21	—	604	—	—	604
Share-based compensation	—	—	9,499	—	—	9,499
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(895)	(895)
Balance at June 30, 2022	16,882	$17	$335,471	$(1,066)	$467,943	$802,365
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	12	—	724	—	—	724
Share-based compensation	—	—	12,597	—	—	12,597
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	6	—	6
Warrant and bond hedge unwind transactions	—	—	202	—	—	202
Net income	—	—	—	—	404	404
Balance at September 30, 2022	16,894	$17	$348,994	$(1,060)	$468,347	$816,298

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$33,966	$(15,876)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Change in estimated fair value of contingent liabilities	132	(1,378)
Depreciation and amortization of intangible assets	27,605	40,399
Amortization of premium on investments, net	(938)	75
Amortization of debt discount and issuance fees	159	639
Amortization of commercial license rights	(883)	(163)
CECL adjustment to commercial license rights	3,190	—
Impairment loss of commercial license rights	924	—
Gain on sale of Pelican	(2,121)	—
Gain on debt extinguishment	—	(4,192)
Share-based compensation	20,022	31,140
Deferred income taxes	6,761	(25,570)
(Gain) loss from short-term investments	(30,340)	15,709
Lease amortization expense	1,231	4,535
Other	215	(45)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(5,436)	20,550
Inventory	(11,577)	10,702
Accounts payable and accrued liabilities	(7,461)	(405)
Income tax receivable and payable	5,818	15,111
Deferred revenue	226	(5,182)
Other current assets	918	(17)
Other assets and liabilities	(899)	(1,654)
Net cash provided by operating activities	41,512	84,378

Cash flows from investing activities:
Purchase of short-term investments	(107,262)	(39,052)
Proceeds from sale of short-term investments	96,318	202,552
Proceeds from maturity of short-term investments	37,941	24,830
Cash paid for equity method investment - Nucorion	—	(750)
Cash paid for investment in Primrose Bio	(15,235)	—
Cash paid for Novan acquisition, net of restricted cash received	(10,405)	—
Purchase of property and equipment	(3,104)	(15,792)
Payments to CVR Holders	—	(960)
Proceeds from commercial license rights	349	—
Other	—	80
Net cash (used in) provided by investing activities	(1,398)	170,908

Cash flows from financing activities:
Repayment at maturity/repurchase of 2023 Notes	(76,854)	(260,949)
Proceeds from convertible bond hedge settlement	—	202
Net proceeds from stock option exercises and ESPP	15,922	1,831
Taxes paid related to net share settlement of equity awards	(4,290)	(6,018)
Payments to CVR Holders	—	(1,545)
Payments for OmniAb transaction costs	—	(4,171)
Other	(40)	(42)
Net cash used in financing activities	(65,262)	(270,692)
Net decrease in cash, cash equivalents and restricted cash	(25,148)	(15,406)
Cash, cash equivalents and restricted cash at beginning of period	45,006	19,522
Cash, cash equivalents and restricted cash at end of period	$19,858	$4,116

Supplemental disclosure of cash flow information:
Interest paid	$288	$1,139
Taxes paid	$10	$6,630
Restricted cash in other assets	$583	$—
Acquisition:
Fair value of tangible assets acquired, net of cash and restricted cash received	$17,101	—
Goodwill	2,229	—
Intangible assets	17,600	—
Liabilities assumed	(26,525)	—
Net cash paid for Novan	$10,405	—

Supplemental schedule of non-cash activity:
Accrued Primrose transaction costs	$1,013	$—
Accrued fixed asset purchases	$409	$3,626
Accrued inventory purchases	$521	$7,676
Unrealized gain (loss) on AFS investments, net of tax	$40	$(143)

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
Discontinued Operations
The Company determined that the spin-off of the OmniAb Business in November 2022 met the criteria for classification as a discontinued operation in accordance with ASC Subtopic 205-20, Discontinued Operations (“ASC 205-20”). Accordingly, the accompanying condensed consolidated financial statements have been updated to present the results of all discontinued operations reported as a separate component of loss in the condensed consolidated statements of operations and comprehensive loss (see Note 4, Spin-off of OmniAb). All disclosures have been adjusted to reflect continuing operations.
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
Disaggregation of Revenue
The following table represents disaggregation of royalties, Captisol and contract revenue (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Royalties
Kyprolis	$10,537	$9,123	$24,862	$20,872
Evomela	2,497	3,123	7,404	8,218
Teriparatide injection	2,800	4,071	9,913	12,484
Rylaze	3,678	2,099	9,315	6,065
Other	4,351	839	9,953	2,868
	$23,863	$19,255	$61,447	$50,507

Captisol
Captisol - Core	$8,608	$3,582	$24,450	$13,133
Captisol - COVID(1)	—	32,367	—	64,483
	$8,608	$35,949	$24,450	$77,616

Contract revenue
Service revenue	263	90	534	1,047
Milestone	—	2,658	15,300	8,651
Other	134	1,269	1,482	8,042
	$397	$4,017	$17,316	$17,740
Total	$32,868	$59,221	$103,213	$145,863

(1) Captisol - COVID represents revenue on Captisol supplied for use in formulation with remdesivir, an antiviral treatment for COVID-19.

Short-term Investments
Our short-term investments consist of the following at September 30, 2023 and December 31, 2022 (in thousands):

September 30, 2023	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Bank deposits	$28,972	$11	$(11)	$28,972
Bond fund	84,811	—	(808)	84,003
Commercial paper	18,935	—	(4)	18,931
Corporate bonds	8,077	1	(35)	8,043
Corporate equity securities	5,775	—	(4,903)	872
Municipal bonds	1,027	—	(6)	1,021
US government securities	4,702	—	(19)	4,683
Warrants	—	22	—	22
	$152,299	$34	$(5,786)	$146,547
Viking common stock				24,680
Total short-term investments				$171,227

December 31, 2022
Bank deposits	$5,012	$2	$(34)	$4,980
Bond fund	81,815	—	(1050)	80,765
Commercial paper	7,211	3	—	7,214
Corporate bonds	6,701	13	(58)	6,656
Corporate equity securities	5,807	262	(4,239)	1,830
U.S. government securities	2,232	—	(70)	2,162
Warrants	—	135	—	135
	$108,778	$415	$(5,451)	$103,742
Viking common stock				63,122
Total short-term investments				$166,864

During the nine months ended September 30, 2023, we sold 4.5 million shares of Viking common stock and recognized a realized gain of $37.2 million in total. During the three months ended September 30, 2023, there were no sales of Viking common stock.

Gain (loss) from short-term investments in our condensed consolidated statements of operations includes both realized and unrealized gain (loss) from our short-term investments in public equity and warrant securities.
Allowances are recorded for available-for-sale debt securities with unrealized losses. This limits the amount of credit losses that can be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The provisions of the credit losses standard did not have a material impact on our available-for-sale debt securities during the three and nine months ended September 30, 2023.
The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	September 30, 2023
	Amortized Cost	Fair Value
Within one year	$71,095	$71,070
After one year through five years	6,966	6,927
Total	$78,061	$77,997

Our investment policy is capital preservation and we only invest in U.S.-dollar denominated investments. We held a total of 48 investments which were in an unrealized loss position with a total of $0.1 million unrealized losses as of September 30, 2023. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses are largely due to changes in interest rates and not to unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. We do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of the amortized cost basis. Accordingly, no credit losses were recognized for the three and nine months ended September 30, 2023.

Accounts Receivable and Allowance for Credit Losses
Our accounts receivable arise primarily from sales on credit to customers. We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. During the three and nine months ended September 30, 2023, we considered the current and expected future economic and market conditions and concluded an increase of $0.1 million and an increase of $0.1 million of allowance for credit losses, respectively.
Inventory
Inventory, which consists of finished goods, is stated at the lower of cost or net realizable value. We determine cost using the specific identification method.
We analyze our inventory levels periodically and write down inventory to net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There were no write-downs recorded against inventory for the three and nine months ended September 30, 2023 and 2022. In addition to finished goods, as of September 30, 2023 inventory consists of Captisol prepayments of $4.7 million, and as of December 31, 2022 inventory consists of Captisol prepayments of $5.9 million.
Goodwill and Other Identifiable Intangible Assets
Goodwill and other identifiable intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Indefinite-lived intangible assets
Goodwill	$103,770	$105,673
Definite lived intangible assets
Complete technology	49,810	55,211
Less: accumulated amortization	(20,176)	(22,560)
Trade name	2,642	2,642
Less: accumulated amortization	(1,677)	(1,577)
Customer relationships	29,600	29,600
Less: accumulated amortization	(18,788)	(17,670)
Contractual relationships	360,000	362,000
Less: accumulated amortization	(86,568)	(65,191)
Total goodwill and other identifiable intangible assets, net	$418,613	$448,128

Commercial License Rights
Commercial license rights consist of the following (in thousands):

	September 30, 2023			December 31, 2022
	Gross	Adjustments(1)	Net	Gross	Adjustments(2)	Net
Elutia and CorMatrix	$17,696	$(11,881)	$5,815	$17,696	$(9,538)	$8,158
Selexis and Dianomi	10,602	(9,815)	787	10,602	(8,578)	2,024
Total	$28,298	$(21,696)	$6,602	$28,298	$(18,116)	$10,182
(1) Amounts represent accumulated amortization to principal of $11.1 million, credit loss adjustments of $9.7 million and impairment of $0.9 million as of September 30, 2023.
(2) Amounts represent accumulated amortization to principal of $11.6 million and credit loss adjustments of $6.5 million as of December 31, 2022.

Commercial license rights represent a portfolio of future milestone and royalty payment rights acquired from Selexis, S.A. (Selexis) in April 2013 and April 2015, CorMatrix Cardiovascular, Inc. (CorMatrix) in May 2016, which was later acquired by Aziyo (Aziyo changed its corporate name to Elutia Inc. ("Elutia") in September 2023) in 2017, and Dianomi Therapeutics, Inc. in January 2019. Commercial license rights acquired are accounted for as financial assets in accordance with ASC 310, Receivables, as further discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2022 Annual Report.

We estimated the credit losses at the individual asset level by considering the performance against the programs, the company operating performance and the macroeconomic forecast. In addition, we have judgmentally applied credit loss risk factors to the future expected payments with consideration given to the timing of the payment. Given the higher inherent credit risk associated with longer term receivables, we applied a lower risk factor to the earlier years and progressively higher risk factors to the later years. During the three and nine months ended September 30, 2023, we further considered the current and expected future economic and market conditions and recorded a $3.2 million credit loss adjustment to Elutia commercial license rights based on the assessment of current company performance and nonpayment by Elutia in recent quarters. Management is in process of modifying the payment terms with Elutia and has placed the loan on the non-accrual method during the three months ended September 30, 2023, instead of the effective interest method until we are able to reliably estimate future cash flows. During the three months ended September 30, 2023 we did not recognized revenue related to the Elutia commercial license right. During the nine months ended September 30, 2023 we recognized $0.8 million of revenue related to the Elutia commercial license right.
In addition, we recorded a $0.9 million impairment loss for Selexis commercial license rights during the three and nine months ended September 30, 2023 as a result of recently reduced programs.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Compensation	$2,890	$6,201
Subcontractor	1,966	1,756
Professional fees	3,229	662
Customer deposit	621	621
Supplier	303	634
Royalties owed to third parties	—	12
Amounts owed to former licensees	45	3,989
Other	1,581	1,806
Total accrued liabilities	$10,635	$15,681
Share-Based Compensation
Share-based compensation expense for awards to employees and non-employee directors is a non-cash expense and is recognized on a straight-line basis over the vesting period. The following table summarizes share-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022(a)	2023	2022(a)
SBC - Research and development expenses	$1,639	$3,277	$5,362	$7,920
SBC - General and administrative expenses	5,245	5,830	14,660	15,297
	$6,884	$9,107	$20,022	$23,217
(a) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.3%	2.8%	4.1%	2.9%
Dividend yield	—	—	—	—
Expected volatility	44.7%	50.0%	51.5%	50.0%
Expected term (years)	5.2	4.9	5.3	4.8

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
Potentially dilutive common shares consist of shares issuable under the 2023 Notes, stock options and restricted stock. Although we paid off the 2023 Notes in May 2023, it would have a dilutive impact when the average market price of our common stock exceeds the maximum conversion price during the nine months ended September 30, 2023. It was our intent and policy to settle conversions through combination settlement, which involved payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. Potentially dilutive common shares from stock options and restricted stock are determined using the average share price for each period under the treasury stock method. In addition, the following amounts are assumed to be used to repurchase shares: proceeds from exercise of stock options and the average amount of unrecognized compensation expense for the awards. See Note 6, Debt and Note 8, Stockholders’ Equity.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Weighted average shares outstanding:	17,380	16,888	17,241	16,860
Dilutive potential common shares:
Restricted stock	—	65	82	54
Stock options	—	179	302	214
2023 convertible senior notes	—	—	159	—
Shares used to compute diluted income per share	17,380	17,132	17,784	17,128
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	4,762	6,706	4,663	6,503

For the three months ended September 30, 2023, due to the net loss for the period, all of the 0.3 million weighted average equity awards were anti-dilutive.

2. Sale of Pelican Business and Investment in Primrose Bio
On September 18, 2023, we entered into a merger agreement, pursuant to which our subsidiary, Pelican Technology Holdings, Inc. (“Pelican”) became a wholly owned subsidiary of Primrose Bio. Primrose Bio is a private company focused on synthetic biology. Pelican has developed technology related to PET (protein expression technology) and PelicCRM197 (vaccine material), and has property and equipment, as well as leased property in San Diego, CA. As part of the transaction, we received 2,146,957 common shares, 4,278,293 preferred shares and 474,746 restricted shares of Primrose Bio. Simultaneous with the merger, we entered into a Purchase and Sale Agreement with Primrose Bio and contributed $15.0 million in exchange for 50.0% of potential development milestones and certain commercial milestones from two contracts previously entered into by Primordial Genetics. In addition, starting January 1, 2025, we will receive 25% of sales revenue of PeliCRM197 above $3.0 million and 35% of all PeliCRM197 licensing revenue in perpetuity.
We retained contractual relationships utilizing the Pelican Expression Technology, including the commercial royalty rights to Jazz’s RYLAZE, Merck’s VAXNEUVANCE and V116 vaccines, Alvogen’s Teriparatide, Serum Institute of India’s vaccine programs, including Pneumosil and MenFive vaccines, among others.
We determined that the sale of Pelican meets the definition of a deconsolidation of a business. Net assets sold together with allocated goodwill and cash consideration paid were as follows (in thousands):

Property and equipment, net	$8,250
Intangible assets	19,895
Other assets	717
Operating lease right-of-use assets	8,693
Financing lease right-of-use assets	20
Accrued liabilities	(630)
Deferred revenue	(495)
Long-term operating lease liabilities	(8,445)
Other liabilities	(74)
Net assets sold	27,931
Allocated goodwill	4,132
Cash consideration paid	15,000
$47,063

Fair value of the consideration received includes the following (in thousands):

Equity method investment	$13,706
Equity securities	32,278
Derivative assets	3,200
$49,184

Goodwill allocated to the selling business based on the relative fair value of the Pelican business and Ligand that was written off was $4.1 million, resulting in a $2.1 million gain on sale of Pelican recorded to income (loss) from operations for the three and nine months ended September 30, 2023.
Transaction costs of $1.2 million were allocated to the equity method investment and equity securities based on the relative fair value.
As described above, we will receive 25% of sales revenue of PeliCRM197 above $3.0 million and 35% of all PeliCRM197 licensing revenue in perpetuity. The considerations were recognized as contingent consideration under the loss recovery model and they will be measured based on the gain contingency model under ASC 450, Contingencies, and thus, will be recognized as the underlying contingencies are resolved.
In addition, we will receive 50.0% of potential development milestones and certain commercial milestones from two contracts previously entered into by Primordial Genetics. The considerations were recognized as derivative assets with a fair value of $3.2 million, at the disposition date, which was included under other long-term asset in our condensed consolidated balance sheet. They are recognized as derivative assets under ASC 815, Derivatives and Hedging, as they have two underlyings

(development and commercial milestones) and (i) the commercial milestones are dependent on the development milestones and (ii) the commercial milestone underlying is not determined to be predominate. The derivative assets are recorded at fair value as of September 18, 2023, and will be marketed to fair value at each reporting period going forward.
Investment in Primrose Bio
We received 2,146,957 common shares, 4,278,293 preferred shares and 474,746 restricted shares of Primrose Bio in consideration for the sale of Pelican. We apply the equity method to investments in common stock and to other investments in entities that have risk and reward characteristics that are substantially similar to an investment in the investee’s common stock. Since the preferred stock and restricted share investment in Primrose Bio has a substantive liquidation preference, it is not substantially similar to the common stock investment and is therefore recorded as an equity security under ASC 321, Investments - Equity Securities.
We account for our common stock investment in Primrose Bio under the equity method as we have the ability to exercise significant influence over its operating and financial results. In applying the equity method, we record the investment at fair value. Ligand's proportionate share of net loss of Primrose Bio is recorded in our condensed consolidated statements of operations for the three and nine months ended September 30, 2023. Our equity method investments are reviewed for indicators of impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other-than-temporary. Our share of the net losses of Primrose Bio since the divestiture date for the quarter ended September 30, 2023 was $0.07 million; which reduced Ligand's equity method investment accordingly.
We determined that the Series A preferred stock investment in Primrose Bio did not have a readily determinable fair value and therefore elected the measurement alternative in ASC 321 to subsequently record the investment at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. When fair value becomes determinable, from observable price changes in orderly transactions, our investment will be marked to fair value. There have been no observable price changes or impairments identified since September 18, 2023.

3. Acquisition
Novan
On September 27, 2023, we closed the transaction to acquire certain assets of Novan, Inc. (“Novan”) pursuant to the agreement we entered into with Novan on July 17, 2023 for $15.0 million in cash (which agreement contemplated Novan filing for bankruptcy relief) and provide up to $15.0 million in debtor-in-possession (“DIP”) financing inclusive of a $3.0 million bridge loan funded on the same day. Novan filed for Chapter 11 reorganization on July 17, 2023. On September 27, 2023, the bankruptcy court approved our $12.2 million bid to purchase from Novan its lead product candidate berdazimer gel, 10.3%, all other assets related to the NITRICIL technology platform and the rights to one commercial stage asset. The remaining commercial assets of Novan will be sold to other parties. The approved $12.2 million bid was credited to the $15.0 million DIP financing, with the balance of $2.8 million and accrued interest repaid to us.
The acquisition was accounted for as business combination. We recorded $3.3 million of acquisition-related costs for legal, due diligence and other costs in connection with the acquisition within operating expenses in our condensed consolidated statement of operations for the nine months ended September 30, 2023.

The following table sets forth an allocation of the preliminary purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded to goodwill (in thousands):

Restricted Cash	$583
Property and equipment, net	13,054
Right-of-use asset	3,683
Other assets	364
Intangible assets acquired	17,600
Goodwill	2,229
Deferred revenue	(2,342)
Lease liabilities	(3,683)
Other liabilities	(20,500)
Cash paid for Novan, including restricted cash received	10,988
DIP loan fees and interest	1,162
Total consideration	$12,150

Acquired intangible assets of $17.6 million related to core technology. The fair value of the core technology was based on the discounted cash flow method that estimated the present value of the potential royalties, milestones, and collaboration revenue streams derived from the licensing of the related technologies. These projected cash flows were discounted to present value using a discount rate of 29%. The fair value of the core technology is being amortized on a straight-line basis over the estimated useful life of 15 years.
Acquired other liabilities of $20.5 million related to a royalty and milestone payments purchase agreement, entered by Novan in 2019 and assumed as part of the acquisition, which previously provided Novan $25.0 million of funding used primarily in the clinical development of berdazimer gel, 10.3%. Pursuant to the purchase agreement, Novan will pay ongoing quarterly payments, calculated based on an applicable percentage per product of any upfront fees, milestone payments, royalty payments or equivalent payments received by Novan pursuant to any out-license agreement, net of any upfront fees, milestone payments, royalty payments or equivalent payments paid by Novan to third parties pursuant to any agreements under which Novan has in-licensed intellectual property with respect to such products. If Novan decides to commercialize any product on its own following regulatory approval, as opposed to commercializing through an out-license agreement or other third-party arrangement, Novan will be obligated to pay a low single digits royalty on net sales of such products. This contract liability was fair valued based on the discounted cash flow method that estimated the present value of the potential royalties, milestones, and collaboration revenue streams derived from the related programs mentioned above, by applying a discount rate of 9.6% (our estimated rate of borrowing).
The estimated fair values of assets acquired, liabilities assumed and purchased intangibles are provisional. Specifically, the provisional amounts include estimated projections on the completion of the clinical development process and projected revenue related to commercializing products based on the underlying technology. The accounting for these amounts falls within the measurement period and, therefore, we may adjust these provisional amounts to reflect new information obtained about facts and circumstances that existed as of the acquisition date.

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
Discontinued operations
In connection with the Merger, the Company determined its antibody discovery business qualified for discontinued operations accounting treatment in accordance with ASC 205-20. We recognized a $1.7 million tax provision adjustment related to deferred taxes during the nine months ended September 30, 2023 that was attributable to the discontinued operations. There was no revenue or expenses attributable to the discontinued operations during the three months ended September 30, 2023. The following table summarizes revenue and expenses of the discontinued operations for the three and nine months ended September 30, 2022 (in thousands):

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Revenues:
Royalties	$582	$984
Contract revenue	6,285	22,353
Total revenues	6,867	23,337
Operating costs and expenses:
Amortization of intangibles	3,250	9,757
Research and development	12,797	34,576
General and administrative	2,525	11,279
Total operating costs and expenses	18,572	55,612
Loss from operations	(11,705)	(32,275)
Other income (expense):
Other income (expense), net	208	485
Total other income (expense), net	208	485
Loss before income tax	(11,497)	(31,790)
Income tax (expense) benefit	2,256	6,599
Net loss	$(9,241)	$(25,191)

The following table summarizes the significant non-cash items, capital expenditures of the discontinued operations, and financing activities that are included in the consolidated statements of cash flows for the nine months ended September 30, 2022 (in thousands):

Nine months ended
September 30, 2022
Operating activities:
Change in fair value of contingent consideration	$(486)
Depreciation and amortization	12,070
Stock-based compensation expense	7,923

Investing activities:
Purchase of property, plant and equipment	(12,415)
Payments to CVR Holders	(960)

Financing activities:
Payments to CVR Holders	$(1,545)

Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$3,458

5. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The following table presents the hierarchy for our assets and liabilities measured at fair value (in thousands):

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments, excluding Viking(1)	$5,555	$140,970	$22	$146,547	$3,992	$99,615	$135	$103,742
Investment in Viking common stock	24,680	—	—	24,680	63,122	—	—	63,122
Derivative assets(3)	—	—	3,281	3,281	—	—	—	—
Total assets	$30,235	$140,970	$3,303	$174,508	$67,114	$99,615	$135	$166,864
Liabilities:
CyDex contingent liabilities	$—	$—	$164	$164	$—	$—	$84	$84
Metabasis contingent liabilities(2)	—	3,431	—	3,431	—	3,429	—	3,429
Amounts owed to former licensor	—	—	—	—	44	—	—	44
Total liabilities	$—	$3,431	$164	$3,595	$44	$3,429	$84	$3,557
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
2.In connection with our acquisition of Metabasis in January 2010, we issued Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by us from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The liability for the CVRs is determined using quoted prices in a market that is not active for the underlying CVR. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. Several of the Metabasis drug development programs have been outlicensed to Viking, including VK2809. VK2809 is a novel selective TR-β agonist with potential in multiple indications, including hypercholesterolemia, dyslipidemia, NASH, and X-ALD. Under the terms of the agreement with Viking, we may be entitled to up to $375.0 million of development, regulatory and commercial milestones and tiered royalties on potential future sales including a $10.0 million payment upon initiation of a Phase 3 clinical trial. During the three and nine months ended September 30, 2023, we adjusted the balance of the Metabasis CVR liability by decreasing $0.1 million and increasing $0.002 million to mark to market, respectively.
3.In connection with the Purchase and Sale Agreement with Primrose Bio, we will receive 50.0% of potential development milestones and certain commercial milestones from two contracts previously entered into by Primordial Genetics. The considerations were recognized as derivative assets included under other long-term asset in our condensed consolidated balance sheet. They are recognized as derivative assets under ASC 815, Derivatives and Hedging, as they have two underlyings (development and commercial milestones) and (i) the commercial milestones are dependent on the development milestones and (ii) the commercial milestone underlying is not determined to be predominate. The fair value of the derivative assets was determined using a discounted cash flow approach using a discount rate inline with the stages of the underlying contracts.
A reconciliation of the level 3 liabilities as of September 30, 2023 is as follows (in thousands):

Fair value of level 3 financial instruments as of December 31, 2022	$84
Payments to CVR holders and other contingent payments	(50)
Fair value adjustments to contingent liabilities	130
Fair value of level 3 financial instruments as of September 30, 2023	$164

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
Other than a reduction in goodwill resulting from the sale of Pelican business disclosed in Note 2, Sale of Pelican Business and Investment in Primrose Bio, and a $0.9 million impairment loss for Selexis commercial license rights based on fair value of the program disclosed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, there was no impairment of our goodwill, indefinite-lived assets, or long-lived assets recorded during the three and nine months ended September 30, 2023 and September 30, 2022.

6. Debt
0.75% Convertible Senior Notes due 2023
In May 2018, we issued $750.0 million aggregate principal amount of 2023 Notes, bearing cash interest at a rate of 0.75% per year, payable semi-annually. The net proceeds from the offering, after deducting the initial purchasers' discount and offering expenses, were approximately $733.1 million.
In connection with the issuance of the 2023 Notes, we incurred $16.9 million of issuance costs, which primarily consisted of underwriting, legal and other professional fees, and is being amortized to interest expense using the effective interest method over the five year expected life of the 2023 Notes. The effective interest rate for the nine months ended September 30, 2023 is 0.5%. During the nine months ended September 30, 2023 we recognized a total of $0.6 million in interest expense which includes $0.4 million in contractual interest expense and $0.2 million in amortized issuance costs.
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

7. Income Tax
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various state jurisdictions with different statutory rates, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The effective tax rate for continuing operations for the three and nine months ended September 30, 2023 and 2022 was 15.4% and 21.9%, and 23.5% and 21.5%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2023 was primarily due to Internal Revenue Code Section 162(m) limitation on deduction for officer compensation, non-deductible incentive stock option (ISO) related stock compensation expense, which were partially offset by foreign derived intangible income tax benefit during the period. The variance from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2022 was primarily due to the tax deductions related to foreign derived intangible income tax benefit as well as the research and development tax credits, which were partially offset by Section 162(m) limitation during the period.

8. Stockholders’ Equity
We grant options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 9, Stockholders’ Equity, of the Notes to Consolidated Financial Statements in our 2022 Annual Report.
The following is a summary of our stock option and restricted stock activity and related information:

	Stock Options		Restricted Stock Awards
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2022	2,991,473	$61.31	348,453	$75.60
Granted	518,332	$73.21	203,752	$83.39
Options exercised/RSUs vested	(362,926)	$44.03	(169,854)	$75.26
Forfeited	(338,742)	$65.09	(15,980)	$63.69
Balance as of September 30, 2023	2,808,137	$65.29	366,371	$80.61
As of September 30, 2023, outstanding options to purchase 1.8 million shares were exercisable with a weighted average exercise price per share of $64.22.
Employee Stock Purchase Plan
The price at which common stock is purchased under the Amended Employee Stock Purchase Plan, or ESPP, is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of September 30, 2023, 32,363 shares were available for future purchases under the ESPP.
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
Share Repurchases
Our Board of Directors has approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50.0 million of our common stock from time to time through April 2026. We expect to acquire shares, if at all, primarily through open-market transactions in accordance with all applicable requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Authorization to repurchase $50.0 million of our common stock remained available as of September 30, 2023.

9. Commitment and Contingencies
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
Operating Leases
During the nine months ended September 30, 2023, we entered into an amendment to the lease agreement for our headquarters office located in San Diego, California, which resulted in a $1.1 million increase in both operating lease assets and operating lease liabilities at lease commencement.

10. Subsequent Events
Revolving Credit Facility
On October 12, 2023, we entered into a $75.0 million revolving credit facility (the “Revolving Credit Facility”) with Citibank, N.A. as the Administrative Agent. We, our material domestic subsidiaries, as Guarantors (as defined in the Credit Agreement), and the Lenders (as defined in the Credit Agreement) entered into a credit agreement (the “Credit Agreement”) with the Administrative Agent, under which the Lenders, the Swingline Lender and the L/C Issuer (each as defined in the Credit Agreement) agreed to make loans and other financial accommodations to us in an aggregate amount of up to $75.0 million. At our option, borrowings under the Revolving Credit Facility accrue interest at a rate equal to either Term SOFR Rate or a specified base rate plus an applicable margin linked to our leverage ratio, ranging from 1.75% to 2.50% per annum for Term SOFR Rate loans and 0.75% to 1.50% per annum for base rate loans. The Revolving Credit Facility is subject to a commitment fee payable on the unused Revolving Credit Facility commitments ranging from 0.30% to 0.45%, depending on our leverage ratio. During the term of the Revolving Credit Facility, we may borrow, repay and re-borrow amounts available under the Revolving Credit Facility, subject to voluntary reductions of the swing line, letter of credit and revolving credit commitments.
Borrowings under the Credit Agreement are secured by certain of our collateral and that of the Guarantors. In specified circumstances, additional guarantors are required to be added. The Credit Agreement contains customary affirmative and negative covenants, including certain financial maintenance covenants, and events of default applicable to us. In the event of violation of the representations, warranties and covenants made in the Credit Agreement, we may not be able to utilize the Revolving Credit Facility or repayment of amounts owed thereunder could be accelerated.

As of the date of this filing, no amounts have been borrowed under the Revolving Credit Facility. The maturity date of the Revolving Credit Facility is October 12, 2026.
Ovid Therapeutics
On October 18, 2023, we entered into an agreement with Ovid Therapeutics Inc. (“Ovid”) to acquire a 13% interest in all royalties and milestones owed to Ovid related to the potential approval and commercialization of soticlestat. We have paid Ovid $30.0 million, less certain reimbursable expenses, to acquire these royalty and milestone interests.
Tolerance
On October 31, 2023, we acquired Tolerance Therapeutics, Inc. (“Tolerance Therapeutics”) for $20.0 million in cash. Tolerance Therapeutics is a holding company, owned by the inventors of TZIELD (teplizumab-mzwv), that is owed a royalty of less than 1% on worldwide net sales on TZIELD.

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

Overview
We are a biopharmaceutical company enabling scientific advancement through supporting the clinical development of therapeutic candidates. We do this by providing financing, licensing our technologies or both. Our business model generates value for stockholders by creating a diversified portfolio of biotech and pharmaceutical product revenue streams that are supported by an efficient and low corporate cost structure. Our goal is to offer investors an opportunity to participate in the promise of the biotech industry in a profitable and diversified manner. Our business model is based on funding programs in mid- to late-stage drug development in return for economic rights and licensing our technology to help partners discover and develop medicines. We partner with other pharmaceutical companies to leverage what they do best (late-stage development, regulatory management and commercialization) in order to generate our revenue. Our Captisol® platform technology is a chemically modified cyclodextrin with a structure designed to optimize the solubility and stability of drugs. We have established multiple alliances, licenses and other business relationships with the world’s leading pharmaceutical companies including Amgen, Merck, Pfizer, Jazz, Takeda, Gilead Sciences and Baxter International.
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
OmniAb Separation and Spin-Off
On March 23, 2022, we entered into the Merger Agreement, by and among our company, APAC (which later became New OmniAb), OmniAb and Merger Sub, pursuant to which New OmniAb combined with OmniAb, our then-antibody discovery business, in a Reverse Morris Trust transaction. Pursuant to the Separation Agreement, we transferred the OmniAb Business, including certain of our related subsidiaries, to OmniAb and, in connection therewith, distributed (the Distribution) to Ligand stockholders 100% of the common stock of OmniAb. Immediately following the Distribution on November 1, 2022, in accordance with and subject to the terms and conditions of the Merger Agreement, Merger Sub merged with and into OmniAb (the Merger), with OmniAb continuing as the surviving company in the Merger and as a wholly-owned subsidiary of New OmniAb. After the Distribution, we do not beneficially own any shares of common stock in OmniAb and no longer consolidate OmniAb into our financial results for periods ending after October 31, 2022. As a result, OmniAb's historical financial results were reflected in our consolidated financial statements as discontinued operations.
Sale of Pelican Business

On September 18, 2023, we entered into a merger agreement pursuant to which our subsidiary, Pelican Technology Holdings, Inc. (“Pelican”) became a wholly owned subsidiary of Primrose Bio, Inc. (“Primrose Bio”, formerly known as Primordial Genetics, Inc.). As part of the transaction, we retained the existing commercial royalties related to the Pelican Expression Technology and own 49.9% of Primrose Bio. Simultaneous with the merger, we entered into a Purchase and Sale Agreement with Primrose Bio and acquired 50% of certain future development and commercial milestones from two contracts previously entered into by Primordial Genetics for $15.0 million. In addition, starting January 1, 2025, we will receive 25% of proceeds above $3.0 million derived from sales of PeliCRM197 and 35% of proceeds from PeliCRM197 licensing revenue in perpetuity.
Business Updates
As aforementioned, on September 18, 2023, we spun-out and merged our Pelican subsidiary with Primordial Genetics to form Primrose Bio. We retained existing license agreements and royalty rights from the Pelican Expression Technology, including economic rights to Jazz’s Rylaze, Merck’s Vaxneuvance and V116 vaccines, Alvogen’s Teriparatide, Serum Institute of India’s Pneumosil and MenFive vaccines, among others. Additionally, we maintain a 49.9% equity interest in Primrose Bio and economic rights to future programs including two contracts previously entered into by Primordial Genetics and an economic interest in future revenue generated from PeliCRM197. The Primrose Bio technologies create a novel way of enhancing biological productivity to enable the next generation of therapeutics. These technologies are designed to create and express some of the largest sets of genetic diversity available in the industry, to enable customers to discover new biological molecules and cells with levels of productivity that were previously unachievable, economically prohibitive, or otherwise inaccessible.
On September 27, 2023, we acquired certain assets of Novan Inc. for $12.2 million. As part of the transaction, we acquired the NDA-stage berdazimer gel 10.3% program, all the assets related to the NITRICIL delivery technology platform, and the rights to the Sitavig program. Berdazimer gel 10.3% remains on track for a PDUFA goal date of January 5, 2024, as the first potential at-home treatment for molluscum contagiosum. The Novan team is preparing to commercialize berdazimer gel 10.3% in the second half of 2024. We are incubating the business to prepare for a spin-out or strategic partnering.
On October 18, 2023, we invested $30 million to acquire 13% of Ovid Therapeutics’ interest in the royalties and milestones owed to Ovid Therapeutics Inc. on soticlestat, a program Takeda Pharmaceutical Company is developing in two pivotal Phase 3 trials in Lennox-Gastaut and Dravet syndromes, respectively, both rare disease conditions. Under the terms of the 2021 agreement between Ovid and Takeda, Ovid is eligible to receive regulatory and commercial milestone payments of up to $660 million, as well as tiered royalties on global net sales of soticlestat at percentages ranging from the low double-digits up to 20%. If soticlestat is approved. Our 13% purchase entitles us to receive up to $86 million in regulatory and commercial milestones, and tiered royalties up to 2.6%.
On October 31, 2023, we acquired Tolerance Therapeutics, a private company which owns a less than 1% royalty on worldwide net sales of TZIELD (teplizumab-mzwv). We invested $20 million to acquire Tolerance Therapeutics and expect it to be immediately accretive to our royalty revenue. TZIELD is the first disease-modifying therapy in type 1 diabetes (“T1D”). It is a CD3-directed antibody indicated to delay the onset of Stage 3 T1D in adults and in children ages 8 years and older with Stage 2 T1D. TZIELD was granted Breakthrough Therapy Designation in 2019 and was approved by the U.S. Food and Drug Administration in November 2022. TZIELD is marketed by Sanofi S.A. following its acquisition of Provention Bio, Inc., in 2023 for $2.9 billion. Sanofi recently announced new data from TZIELD’s PROTECT Phase 3 trial which showed TZIELD’s potential to slow the progression of Stage 3 T1D in newly diagnosed children and adolescents. TZIELD met the study’s primary endpoint, significantly slowing the decline of C-peptide levels, compared to placebo.
Portfolio Updates
On November 7, 2023, Travere Therapeutics (Nasdaq: TVTX) announced that 430 new patient start forms (PSFs) were received in the third quarter and a total of 990 PSFs have been received since the accelerated approval of FILSPARI was obtained in the first quarter of 2023. Additionally, Travere previously announced topline two-year confirmatory secondary endpoint results from the pivotal Phase 3 PROTECT Study of FILSPARI versus irbesartan in IgA nephropathy (“IgAN”). FILSPARI demonstrated long-term kidney function preservation and achieved a clinically meaningful difference in estimated glomerular filtration rate (eGFR) total and chronic slope versus irbesartan, narrowly missing statistical significance in eGFR total slope while achieving statistical significance in eGFR chronic slope for purposes of regulatory review in the EU. All topline efficacy endpoints favored FILSPARI and patients treated with FILSPARI over two years exhibited one of the slowest annual rates of kidney function decline seen in a clinical trial of IgAN patients. Travere will engage with regulators and expects to submit a supplemental New Drug Application (“sNDA”) in the first half of 2024 for full approval in the U.S.
On October 26, 2023, Merck (NYSE: MRK) announced third quarter 2023 Vaxneuvance sales of $214 million. Merck previously reported Vaxneuvance sales of $168 million and $106 million in the second and first quarter of 2023, respectively. Additionally, Merck previously announced its Phase 3 clinical trial of V116, an investigational 21-valent pneumococcal conjugate vaccine, met key immunogenicity and safety endpoints in two Phase 3 trials. If approved, V116 would be the first pneumococcal conjugate vaccine specifically designed for adults. Results from the STRIDE-3 trial demonstrated statistically significant immune responses compared to PCV20 (pneumococcal 20-valent conjugate vaccine) in vaccine-naïve adults for serotypes common to both vaccines. Positive immune responses were also observed for serotypes unique to V116. Additionally, results from STRIDE-6 demonstrated that V116 was immunogenic for all 21 pneumococcal serotypes in the vaccine among adults who previously received a pneumococcal vaccine at least one year prior to the study. In both studies, V116 had a safety profile comparable to the comparator in the studies.
Jazz Pharmaceuticals (Nasdaq: JAZZ) announced that the European Commission has granted marketing authorization for Enrylaze® for use as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia and lymphoblastic lymphoma in adult and pediatric patients (1 month and older) who developed hypersensitivity or silent inactivation to E. coli-derived asparaginase. Enrylaze, approved as Rylaze in the US and Canada, is a new Erwinia-derived asparaginase developed using the Pfenex Expression Technology with a safety profile consistent with that of other asparaginase preparations. Enrylaze may be given by either intravenous infusion or intramuscular injection and is dosed on either alternate days (every 48 hours) or via a Monday/Wednesday/Friday dosing schedule. The use of the Pfenex Expression Technology to manufacture Enrylaze delivers a scalable supply, able to meet global demand, and a ready-to-use solution that avoids the need for reconstitution in the clinic.
Verona Pharma plc (Nasdaq: VRNA) announced that the FDA has accepted for review its NDA seeking approval of ensifentrine for the maintenance treatment of patients with COPD. The FDA has assigned a PDUFA date of June 26, 2024, and is not currently planning to hold an advisory committee meeting to discuss the application.
Anebulo Pharmaceuticals Inc. (Nasdaq: ANEB) announced positive feedback from the FDA following a Type B meeting in July. The FDA indicated that a single well-controlled study of ANEB-001 in Acute Cannabinoid Intoxication patients presenting to the emergency department combined with a larger THC challenge study in volunteers could potentially provide substantial evidence to support a NDA.

Results of Operations
Revenue

(Dollars in thousands)	Q3 2023	Q3 2022(a)	Change	% Change	YTD 2023	YTD 2022(a)	Change	% Change
Royalties	$23,863	$19,255	$4,608	24%	$61,447	$50,507	$10,940	22%
Captisol - Core	8,608	3,582	5,026	140%	24,450	13,133	11,317	86%
Captisol - COVID	—	32,367	(32,367)	(100)%	—	64,483	(64,483)	(100)%
Contract revenue	397	4,017	(3,620)	(90)%	17,316	17,740	(424)	(2)%
Total revenue	$32,868	$59,221	$(26,353)	(44)%	$103,213	$145,863	$(42,650)	(29)%
(a) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
Q3 2023 vs. Q3 2022
Total revenue decreased by $26.4 million, or 44%, to $32.9 million in Q3 2023 compared to $59.2 million in Q3 2022. Captisol sales related to COVID-19 in Q3 2022 were $32.4 million. We did not have any COVID-19 related Captisol sales in Q3 2023. Royalty revenue increased by $4.6 million, or 24%, to $23.9 million in Q3 2023 compared to $19.3 million in Q3 2022 primarily due to the increase of Kyprolis sales and sales of drugs using the Pelican platform. Core Captisol sales increased by $5.0 million, or 140%, to $8.6 million in Q3 2023 primarily due to the timing of customer orders. Contract revenue decreased by $3.6 million, or 90%, to $0.4 million in Q3 2023 compared to $4.0 million in Q3 2022 primarily due to the decreased service revenue and timing of CRM197 sales from the Pelican business.
YTD 2023 vs. YTD 2022
Total revenue decreased by $42.7 million, or 29%, to $103.2 million in YTD 2023 compared to $145.9 million in YTD 2022 primarily due to no Captisol sales related to COVID-19 in YTD 2023, compared to $64.5 million for the same period in 2022. Royalty revenue increased by $10.9 million, or 22%, to $61.4 million in YTD 2023 compared to $50.5 million in YTD 2023 primarily due to the increase of Kyprolis and sales of drugs using the Pelican platform. Core Captisol sales increased by $11.3 million, or 86%, to $24.5 million in YTD 2023 primarily due to the timing of customer orders.
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
The following table represents royalty revenue by program (in millions):

(in millions)	Q3 2023 Estimated Partner Product Sales	Effective Royalty Rate	Q3 2023 Royalty Revenue	Q3 2022 Estimated Partner Product Sales(a)	Effective Royalty Rate(a)	Q3 2022 Royalty Revenue(a)
Kyprolis	$375.9	2.8%	$10.5	$328.1	2.8%	$9.1
Evomela	12.5	20.0%	2.5	15.5	20.0%	3.1
Teriparatide injection(b)	11.0	25.5%	2.8	12.8	32.0%	4.1
Rylaze	104.9	3.5%	3.7	73.5	2.9%	2.1
Other	301.4	1.5%	4.4	50.7	1.8%	0.9
Total	$805.7		$23.9	$480.6		$19.3

(in millions)	YTD 2023 Estimated Partner Product Sales	Effective Royalty Rate	YTD 2023 Royalty Revenue	YTD 2022 Estimated Partner Product Sales(a)	Effective Royalty Rate(a)	YTD 2022 Royalty Revenue(a)
Kyprolis	$1,123.3	2.2%	$24.9	$956.7	2.2%	$20.9
Evomela	37.0	20.0%	7.4	41.0	20.0%	8.2
Teriparatide injection(1)	34.2	28.9%	9.9	37.6	33.2%	12.5
Rylaze	292.5	3.2%	9.3	200.7	3.0%	6.1
Other	711.4	1.4%	9.9	177.4	1.6%	2.8
Total	$2,198.4		$61.4	$1,413.4		$50.5
(a) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
(b) Teriparatide injection sales have been adjusted for certain deductible items as defined in the respective license agreement.
Operating Costs and Expenses

(Dollars in thousands)	Q3 2023	% of Revenue	Q3 2022(a)	% of Revenue	YTD 2023	% of Revenue	YTD 2022(a)	% of Revenue
Cost of Captisol	$3,485		$14,153		$8,871		$31,213
Amortization of intangibles	8,238		8,568		25,316		25,698
Research and development	5,532		9,239		19,049		26,885
General and administrative	14,656		14,920		36,798		38,931
Total operating costs and expenses	$31,911	97%	$46,880	79%	$90,034	87%	$122,727	84%
(a) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.

Q3 2023 vs. Q3 2022
Total operating costs and expenses decreased by $15.0 million, or 32%, to $31.9 million in Q3 2023 compared to $46.9 million in Q3 2022.
Cost of Captisol decreased by $10.7 million, or 75%, to $3.5 million in Q3 2023 compared to $14.2 million in Q3 2022, with the decrease primarily due to the lower Captisol sales this quarter.
Amortization of intangibles decreased by $0.3 million, or 4%, to $8.2 million in Q3 2023 compared to $8.6 million in Q3 2022 with the decrease primarily due to the cessation of amortization of certain Pelican intangibles resulting from the sale of the Pelican business.
At any one time, we are working on multiple R&D programs. As such, we generally do not track our R&D expenses on a specific program basis. Research and development expense was $5.5 million for Q3 2023, compared with $9.2 million for the same period of 2022, with the decrease primarily due to lower share-based compensation, employee-related expenses and depreciation expense related to Pelican assets.
General and administrative expense was $14.7 million for Q3 2023, compared to $14.9 million for the same period in 2022.
YTD 2023 vs. YTD 2022

Total operating costs and expenses decreased by $32.7 million, or 27%, to $90.0 million in YTD 2023 compared to $122.7 million in YTD 2022.
Cost of Captisol decreased by $22.3 million, or 72%, to $8.9 million in YTD 2023 compared to $31.2 million in YTD 2022, with the decrease primarily due to the lower Captisol sales in YTD 2023.
Amortization of intangibles decreased by $0.4 million, or 1%, to $25.3 million in YTD 2023 compared to $25.7 million in YTD 2022 with the decrease primarily due to the cessation of amortization of certain Pelican intangibles resulting from the sale of the Pelican business.
At any one time, we are working on multiple R&D programs. As such, we generally do not track our R&D expenses on a specific program basis. Research and development expense was $19.0 million for YTD 2023, compared with $26.9 million for the same period of 2022, with the decrease primarily due to lower share-based compensation, employee-related expenses and lab supply expenses.
General and administrative expense was $36.8 million for YTD 2023, compared to $38.9 million for the same period in 2022, which remained steady period over period.
Gain on Sale of Pelican
The gain on sale of Pelican in amount of $2.1 million for the three and nine months ended September 30, 2023 represents the excess of the fair value of 1) our investment in Primrose Bio and other economic rights; and 2) the carrying amount of Pelican business assets and liabilities together with allocated goodwill as of September 18, 2023, the date of sale; and $15 million cash consideration paid.
Other Income (Expense)

(Dollars in thousands)	Q3 2023	Q3 2022(a)	Change	YTD 2023	YTD 2022(a)	Change
Gain (loss) from short-term investments	$(13,184)	$(923)	$(12,261)	$30,340	$(15,709)	$46,049
Interest income	2,263	591	1,672	6,018	1,023	4,995
Interest expense	(1)	(332)	331	(525)	(1,559)	1,034
Other income (expense), net	(4,300)	677	(4,977)	(4,570)	4,980	(9,550)
Total other income (expense), net	$(15,222)	$13	$(15,235)	$31,263	$(11,265)	$42,528
(a) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
Q3 2023 vs. Q3 2022
The fluctuation in the gain (loss) from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock and other equity security investments, which contributed an unrealized loss of $13.2 million in Q3 2023 as compared to an unrealized loss of $0.9 million in Q3 2022.
Interest income consists primarily of interest earned on our short-term investments. The increase over the prior year was due to the increase in interest rates.
Interest expense consists primarily of the 0.75% coupon cash interest expense and the non-cash accretion of discount (including the amortization of debt issuance cost) on our 2023 Notes. In May 2023, the 2023 Notes matured, and we paid the remaining $76.9 million principal amount and $0.3 million accrued interest in cash. The decrease in interest expense was primarily due to the zero debt outstanding balance in Q3 2023 as compared to Q3 2022. See Note 6, Debt.
Other income (expense), net, in Q3 2023 decreased by $5.0 million as compared to Q3 2022, primarily due to the Elutia commercial license right current expected credit loss (CECL) adjustment of $3.2 million and a Selexis commercial license right impairment loss of $0.9 million in Q3 2023 compared to a $0.9 million gain on extinguishment of debt during Q3 2022. See Note 6, Debt.
YTD 2023 vs. YTD 2022
The fluctuation in the gain (loss) from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock and other equity security investments, which contributed an unrealized loss of $6.9 million in YTD 2023 as compared to an unrealized loss of $15.4 million in YTD 2022. In addition, during YTD 2023 we sold 4.5 million shares of Viking contributing to realized gains of $37.2 million, compared to no Viking shares sold in YTD 2022.
Interest income consists primarily of interest earned on our short-term investments. The increase over the prior year was due to the increase in interest rates.

Interest expense consists primarily of the 0.75% coupon cash interest expense and the non-cash accretion of discount (including the amortization of debt issuance cost) on our 2023 Notes in both YTD 2023 and YTD 2022. The decrease in interest expense was primarily due to the lower average debt outstanding balance in YTD 2023 as compared to YTD 2022. See Note 6, Debt.
Other income (expense), net, in YTD 2023 decreased by $9.6 million as compared to YTD 2022, primarily due to the Elutia commercial license right CECL adjustment of $3.2 million and a Selexis commercial license right impairment loss of $0.9 million in YTD 2023 compared to a $4.2 million gain on extinguishment of debt during YTD 2022. See Note 6, Debt.
Income Tax Benefit (Expense)

(Dollars in thousands)	Q3 2023	Q3 2022(a)	Change	YTD 2023	YTD 2022(a)	Change
Income (loss) before income taxes	$(12,144)	$12,354	$(24,498)	$46,563	$11,871	$34,692
Income tax benefit	1,871	(2,709)	4,580	(10,932)	(2,556)	(8,376)
Income (loss) from operations	$(10,273)	$9,645	$(19,918)	$35,631	$9,315	$26,316
Effective tax rate	15.4%	21.9%		23.5%	21.5%
(a) Prior period amounts have been retrospectively adjusted to reflect the effects of the Separation.
We compute our income tax provision by applying the estimated annual effective tax rate to income from operations and adding the effects of any discrete income tax items specific to the period. The effective tax rate for the three and nine months ended September 30, 2023 and 2022 was 15.4% and 21.9%, and 23.5% and 21.5%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2023 was primarily due to the Internal Revenue Code Section 162(m) limitation on deduction for officer compensation, non-deductible incentive stock option (ISO) related stock compensation expense, which were partially offset by foreign derived intangible income tax benefit during the period. The variance from the U.S. federal tax rate of 21% for the three and nine months ended September 30, 2022 was primarily due to the tax deductions related to foreign derived intangible income tax benefit as well as the research and development tax credits, which were partially offset by Section 162(m) limitation during the period.
Net Loss from Discontinued Operations
Net loss from discontinued operations for Q3 2023 and Q3 2022 was zero and $9.2 million, respectively. Net loss from discontinued operations for YTD 2023 and YTD 2022 was $1.7 million and $25.2 million, respectively. See additional information in “Item 1. Condensed Consolidated Financial Statements —Notes to Condensed Consolidated Financial Statements—Note (4), Spin-off of OmniAb.”

Liquidity and Capital Resources
As of September 30, 2023, our cash, cash equivalents, and short-term investments totaled $190.5 million, which decreased by $21.4 million from the end of last year due to factors described in the Cash Flow Summary below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and short-term investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.
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
On September 30, 2022, we entered into an At-The-Market Equity Offering Sales Agreement (the Sales Agreement) with Stifel, Nicolaus & Company, Incorporated (the Agent), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sales Agreement. The shares will be issued pursuant to our shelf registration statement on Form S-3 (File No. 333-267678), including the Sales Agreement prospectus contained therein, which automatically became effective upon filing with the SEC on September 30, 2022.
Our Board of Directors has approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50.0 million of our common stock from time to time through April 2026. We expect to acquire shares, if at all, primarily through open-market transactions in accordance with all applicable requirements of Rule 10b-18 of the Exchange Act. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Authorization to repurchase $50.0 million of our common stock remained available as of September 30, 2023.
On October 12, 2023, we entered into a $75.0 million revolving credit facility (the Revolving Credit Facility) with Citibank, N.A. as the Administrative Agent. We, our material domestic subsidiaries, as Guarantors (as defined in the Credit Agreement), and the Lenders (as defined in the Credit Agreement) entered into a credit agreement (the Credit Agreement) with the Administrative Agent, under which the Lenders, the Swingline Lender and the L/C Issuer (each as defined in the Credit Agreement) agreed to make loans and other financial accommodations to us in an aggregate amount of up to $75.0 million. At our option, borrowings under the Revolving Credit Facility accrue interest at a rate equal to either Term SOFR Rate or a specified base rate plus an applicable margin linked to our leverage ratio, ranging from 1.75% to 2.50% per annum for Term SOFR Rate loans and 0.75% to 1.50% per annum for base rate loans. The Revolving Credit Facility is subject to a commitment fee payable on the unused Revolving Credit Facility commitments ranging from 0.300% to 0.450%, depending on our leverage ratio. During the term of the Revolving Credit Facility, we may borrow, repay and re-borrow amounts available under the Revolving Credit Facility, subject to voluntary reductions of the swing line, letter of credit and revolving credit commitments.
Borrowings under the Credit Agreement are secured by certain of our collateral and that of the Guarantors. In specified circumstances, additional guarantors are required to be added. The Credit Agreement contains customary affirmative and negative covenants, including certain financial maintenance covenants, and events of default applicable to us. In the event of violation of the representations, warranties and covenants made in the Credit Agreement, we may not be able to utilize the Revolving Credit Facility or repayment of amounts owed thereunder could be accelerated.
As of the date of this report, no amounts have been borrowed under the Revolving Credit Facility. The maturity date of the Revolving Credit Facility is October 12, 2026.
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
As of September 30, 2023, we had $3.6 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.

Cash Flow Summary

(Dollars in thousands)	YTD 2023	YTD 2022
Net cash provided by (used in):
Operating activities	$41,512	$84,378
Investing activities	$(1,398)	$170,908
Financing activities	$(65,262)	$(270,692)
During the nine months ended September 30, 2023, we generated cash from operations primarily due to net income. During the nine months ended September 30, 2023, we used cash in investing activities for Novan acquisition and investment in Primrose Bio, partially offset by cash from sale and maturity of short-term investments including Viking shares. During the nine months ended September 30, 2023, we repaid the remaining $76.9 million principal amount upon maturity of the 2023 Notes and $0.3 million accrued interest in cash.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to our market risks in the nine months ended September 30, 2023, when compared to the disclosures in Item 7A of our 2022 Annual Report.

Item 4.    Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2023 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings
For information that updates the disclosures set forth under Part I. Item 3. Legal Proceedings in our 2022 Annual Report, refer to Note 9, Commitment and Contingencies: Legal Proceedings, to the Condensed Consolidated Financial Statements contained in Part I. Item 1. of this report.

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
The terms of our Credit Agreement may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and all of our obligations under our Credit Agreement are secured by certain of our collateral and the collateral of certain of our subsidiaries, as Guarantors. If we default on these obligations, our lenders could foreclose on such assets.
In October 2023, we entered into a $75.0 million Revolving Credit Facility with Citibank, N.A. as the Administrative Agent. We, our material domestic subsidiaries, as Guarantors, and the Lenders entered into the Credit Agreement with the Administrative Agent, under which the Lenders, the Swingline Lender and the L/C Issuer agreed to make loans and other financial accommodations to us in an aggregate amount of up to $75.0 million. Borrowings under the Credit Agreement are secured by certain of our collateral and that of the Guarantors. In specified circumstances, additional guarantors are required to be added. As a result, if we default on any of our obligations under the Credit Agreement, the Lenders could foreclose on their security interest and liquidate some or all of the collateral, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations.
As of the date of this report, no amounts have been borrowed under the Revolving Credit Facility. In order to service any indebtedness we may incur in the future, we would need to generate cash from our operating activities or other financings. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. Our business may not be able to generate sufficient cash flow from operations, and future borrowings or other financings may not be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This could place us at a competitive disadvantage compared to our competitors that have less indebtedness.

The Credit Agreement contains customary affirmative and negative covenants that limit our ability to engage in certain transactions that may be in our long-term best interest. The affirmative covenants include, among others, covenants requiring us to maintain a leverage ratio of no greater than 2.50 to 1.00 (increasing to 3.00 to 1.00 with respect to the fiscal quarter in which a material permitted acquisition is consummated and the immediately subsequent three fiscal quarters thereafter) and maintain minimum consolidated EBITDA (as defined in the Credit Agreement) for any trailing four-quarter period of not less than $45 million. The negative covenants include, among others, limitations on our ability to incur indebtedness and certain liens, make certain investments, become liable under contingent obligations in certain circumstances, make certain restricted payments, make certain dispositions within guidelines and limits, engage in certain affiliate transactions, alter our fundamental business and make certain fundamental changes.
While we believe we are currently in compliance with the covenants contained in the Credit Agreement, we may breach these covenants in the future. Our ability to comply with these covenants may be affected by events and factors beyond our control. In the event that we breach one or more covenants, the Lenders may choose to declare an event of default and require that we immediately repay all amounts outstanding under the agreement, terminate any commitment to extend further credit and foreclose on the collateral. The occurrence of any of these events could have a material adverse effect on our business, financial condition and results of operations.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2023, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
10.1	Credit Agreement, dated as of October 12, 2023, among Ligand Pharmaceuticals Incorporated, certain of its subsidiaries, as Guarantors (as defined therein), the Lenders (as defined therein), and Citibank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer.	8-K	001-33093	10/18/2023	10.1
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Stockholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL and contained in Exhibit 101.					X

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

Date:	November 9, 2023	By:	/s/ Octavio Espinoza
Octavio Espinoza
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer