Form 10-Q
period 2024-06-30
LIGAND PHARMACEUTICALS INC
filed 2024-08-07
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2024, the registrant had 18,268,950 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2023 Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024
2023 Notes	$750.0 million aggregate principal amount of convertible senior unsecured notes due 2023
APAC	Avista Public Acquisition Corp. II (prior to its domestication in Delaware and change of name to OmniAb, Inc.)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
Distribution	The separation of OmniAb Business through a spin-off of OmniAb to Ligand’s shareholders of record as of October 26, 2022 on a pro rata basis
ESPP	Employee Stock Purchase Plan, as amended and restated
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
GAAP	Generally accepted accounting principles in the United States
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
Merger Agreement	Agreement and Plan of Merger, dated as of March 23, 2022, among APAC, Ligand, OmniAb and Merger Sub
Merger Sub	Orwell Merger Sub, Inc., a wholly owned subsidiary of APAC
Metabasis	Metabasis Therapeutics, Inc.
NDA	New Drug Application
New OmniAb	OmniAb, Inc. (formerly known as Avista Public Acquisition Corp. II and after it domestication in Delaware)
OmniAb	OmniAb Operations, Inc. (formerly known as OmniAb, Inc. and prior to being spun off by the Company)
OmniAb Business	Ligand's antibody discovery business (prior to being spun off by the Company)
PDUFA	Prescription Drug User Fee Act
Q2 2023	The Company's fiscal quarter ended June 30, 2023
Q2 2024	The Company's fiscal quarter ended June 30, 2024
SBC	Share-based compensation expense
SEC	Securities and Exchange Commission
Separation Agreement	Separation and Distribution Agreement, dated as of March 23, 2022, among APAC, Ligand and OmniAb
Takeda	Takeda Pharmaceutical Company Limited
Travere	Travere Therapeutics, Inc.
Viking	Viking Therapeutics, Inc.

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

Forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “plan,” “intends,” “estimates,” “would,” “continue,” “seeks,” “pro forma,” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as those related to our future results of operations and financial position, royalties and milestones under license agreements, Captisol material sales, product development, and product regulatory filings and approvals, and the timing thereof, the anticipated benefits from the Apeiron transaction, Ligand's status as a high-growth company, as well as other statements that are not historical.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$18,139	$22,954
Short-term investments	208,793	147,355
Accounts receivable, net	37,481	32,917
Inventory	18,672	23,969
Income taxes receivable	—	6,395
Prepaid expenses	1,911	1,182
Current derivative assets	20,141	—
Other current assets	7,122	2,657
Total current assets	312,259	237,429
Intangible assets, net	283,162	299,606
Goodwill	105,250	103,370
Long-term portion of financial royalty assets, net	80,481	62,291
Noncurrent derivative assets	34,505	3,531
Property and equipment, net	14,970	15,607
Operating lease right-of-use assets	7,403	6,062
Finance lease right-of-use assets	3,085	3,393
Equity method investment in Primrose Bio	2,437	12,595
Other investments	10,741	36,726
Deferred income taxes, net	190	214
Other assets	11,922	6,392
Total assets	$866,405	$787,216
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,793	$2,427
Accrued liabilities	12,171	12,467
Income taxes payable	2,091	—
Deferred revenue	1,196	1,222
Current contingent liabilities	146	256
Current operating lease liabilities	1,156	403
Current finance lease liabilities	12	7
Total current liabilities	18,565	16,782
Long-term deferred revenue	2,696	1,444
Long-term contingent liabilities	4,052	2,942
Long-term operating lease liabilities	6,415	5,755
Deferred income taxes, net	30,128	31,622
Other long-term liabilities	29,351	27,758
Total liabilities	91,207	86,303
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 18,103 and 17,556 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	19	18
Additional paid-in capital	238,870	198,696
Accumulated other comprehensive loss	(935)	(817)
Retained earnings	537,244	503,016
Total stockholders' equity	775,198	700,913
Total liabilities and stockholders' equity	$866,405	$787,216
See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues and other income:
Revenue from intangible royalty assets	$22,603	$20,430	$40,960	$37,584
Income from financial royalty assets	559	508	1,297	1,001
Royalties	23,162	20,938	42,257	38,585
Captisol	7,500	5,220	16,712	15,842
Contract revenue and other income	10,869	208	13,540	15,918
Total revenues and other income	41,531	26,366	72,509	70,345
Operating costs and expenses:
Cost of Captisol	2,906	1,669	5,788	5,386
Amortization of intangibles	8,257	8,539	16,443	17,078
Research and development	5,354	6,854	11,325	13,517
General and administrative	17,623	11,287	28,574	22,142
Financial royalty assets impairment	26,491	—	26,491	—
Total operating costs and expenses	60,631	28,349	88,621	58,123
Operating (loss) income from continuing operations	(19,100)	(1,983)	(16,112)	12,222
Non-operating income and expenses:
(Loss) gain from short-term investments	(14,256)	3,991	96,516	43,524
Interest income	2,757	2,320	4,777	3,755
Interest expense	(1,268)	(284)	(1,411)	(524)
Other non-operating expense, net	(33,523)	(873)	(35,713)	(270)
Total non-operating (expenses) income, net	(46,290)	5,154	64,169	46,485
(Loss) income before income taxes from continuing operations	(65,390)	3,171	48,057	58,707
Income tax benefit (expense)	13,479	(881)	(13,829)	(12,803)
Net (loss) income from continuing operations	(51,911)	2,290	34,228	45,904
Net loss from discontinued operations	—	—	—	(1,665)
Net (loss) income	$(51,911)	$2,290	$34,228	$44,239

Basic net (loss) income from continuing operations per share	$(2.88)	$0.13	$1.91	$2.67
Basic net loss from discontinued operations per share	$—	$—	$—	$(0.10)
Basic net (loss) income per share	$(2.88)	$0.13	$1.91	$2.58
Shares used in basic per share calculation	18,028	17,276	17,880	17,170

Diluted net (loss) income from continuing operations per share	$(2.88)	$0.13	$1.87	$2.57
Diluted net loss from discontinued operations per share	$—	$—	—	$(0.09)
Diluted net (loss) income per share	$(2.88)	$0.13	1.87	$2.48
Shares used in diluted per share calculation	18,028	17,730	18,282	17,851

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net (loss) income	$(51,911)	$2,290	$34,228	$44,239
Unrealized net (loss) gain on available-for-sale securities, net of tax	(25)	(32)	(118)	17
Comprehensive (loss) income	$(51,936)	$2,258	$34,110	$44,256

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional paid in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2023	17,556	$18	$198,696	$(817)	$503,016	$700,913
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	368	—	12,228	—	—	12,228
Share-based compensation	—	—	7,334	—	—	7,334
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(93)	—	(93)
Net income	—	—	—	—	86,139	86,139
Balance at March 31, 2024	17,924	$18	$218,258	$(910)	$589,155	$806,521
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	179	1	9,552	—	—	9,553
Share-based compensation	—	—	11,060	—	—	11,060
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(51,911)	(51,911)
Balance at June 30, 2024	18,103	$19	$238,870	$(935)	$537,244	$775,198

	Common Stock		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2022	16,951	$17	$147,590	$(984)	$450,862	$597,485
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	183	—	(762)	—	—	(762)
Share-based compensation	—	—	5,931	—	—	5,931
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	49	—	49
Final distribution of OmniAb	—	—	1,665	—	—	1,665
Net income	—	—	—	—	41,949	41,949
Balance at March 31, 2023	17,134	$17	$154,424	$(935)	$492,811	$646,317
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	218	—	9,110	—	—	9,110
Share-based compensation	—	—	7,207	—	—	7,207
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(32)	—	(32)
Net income	—	—	—	—	2,290	2,290
Balance at June 30, 2023	17,352	$17	$170,741	$(967)	$495,101	$664,892

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$34,228	$44,239
Adjustments to reconcile net income to net cash provided by operating activities:
Change in estimated fair value of contingent liabilities	1,200	108
Depreciation and amortization of intangible assets	17,618	18,994
Amortization of premium on investments, net	(587)	(659)
Amortization of debt discount and issuance fees	180	159
Non-cash income from financial royalty assets	—	(814)
CECL adjustment to financial royalty assets	(4,260)	—
Impairment loss of financial royalty assets	26,491	—
Gain on derivative instruments	(1,696)	—
Losses from equity method investment in Primrose Bio	10,382	—
Fair value adjustment to Primrose Bio securities investments	25,759	—
Share-based compensation	18,394	13,138
Deferred income taxes	(1,120)	(1,246)
Gain from short-term investments	(96,516)	(43,524)
Lease amortization expense	982	897
Other	358	153
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(5,587)	2,476
Inventory	5,121	(10,966)
Accounts payable and accrued liabilities	390	(4,960)
Income tax receivable and payable	8,486	16,001
Deferred revenue	(940)	(5)
Other assets and liabilities	(6,837)	(125)
Net cash provided by operating activities	32,046	33,866

Cash flows from investing activities:
Purchase of financial royalty assets	(4,174)	—
Proceeds from financial royalty assets	4,207	213
Purchase of short-term investments	(102,075)	(88,989)
Proceeds from sale of short-term investments	98,908	88,832
Proceeds from maturity of short-term investments	23,611	20,666
Cash paid for investment in Primrose Bio	(998)	—
Cash paid for Palvella notes receivable	(2,500)	—
Cash paid for the Agenus transaction	(75,000)	—
Purchase of property and equipment	(513)	(2,617)
Net cash (used in) provided by investing activities	(58,534)	18,105

Cash flows from financing activities:
Repayment at maturity/repurchase of 2023 Notes	—	(76,854)
Payments under finance lease obligations	(9)	(26)
Net proceeds from stock option exercises and ESPP	24,856	12,535
Taxes paid related to net share settlement of equity awards	(3,076)	(4,187)
Cash paid for debt issuance costs	(98)	—
Net cash provided by (used in) financing activities	21,673	(68,532)
Net increase in cash and cash equivalents	(4,815)	(16,561)
Cash and cash equivalents at beginning of period	22,954	45,006
Cash and cash equivalents at end of period	$18,139	$28,445

Supplemental disclosure of cash flow information:
Interest paid	$112	$288
Taxes paid	$5,772	$—

Supplemental schedule of non-cash activity:
Addition of right-of-use assets and lease liabilities	$1,737	$—
Accrued fixed asset purchases	$25	$532
Unrealized (loss) gain on AFS investments, net of tax	$(118)	$17

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
Reclassification
Certain reclassifications have been made to the previously issued audited consolidated financial statements to conform with the current period presentation. Specifically, within the consolidated balance sheet as of December 31, 2023, our commercial license and other economic rights line has been reclassified to long-term portion of financial royalty assets, net, and to other assets, and a portion of other investments has been reclassified from other assets. Moreover, long-term derivative assets as of December 31, 2023, have been reclassified from other assets.
In addition, within the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2023, royalties have been reclassified to revenue from intangible royalty assets, and a portion of the contract revenue has been reclassified to income from financial royalty assets.
Discontinued Operations
The Company determined that the spin-off of the OmniAb Business in November 2022 met the criteria for classification as a discontinued operation in accordance with ASC Subtopic 205-20, Discontinued Operations (“ASC 205-20”). Accordingly, the accompanying condensed consolidated financial statements have been updated to present the results of all discontinued operations reported as a separate component of loss in the condensed consolidated statements of operations and comprehensive loss (see Note 5, Spin-off of OmniAb). All disclosures have been adjusted to reflect continuing operations.
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
Revenue and Other Income
Our revenue is generated primarily from royalties on sales of products commercialized by our partners, Captisol material sales, and contract revenue for license fees, technical, regulatory and sales-based milestone payments. Other operating income is primarily related to milestone income received for financial royalty assets that have been fully amortized or where there is no underlying asset recognized on the consolidated balance sheets.
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

Revenue from Intangible Royalty Assets
We receive royalty revenue from intangible royalty assets on sales by our partners of products covered by patents that we or our partners own under contractual agreements. We do not have future performance obligations under these license arrangements. We generally satisfy our obligation to grant intellectual property rights on the effective date of the contract. However, we apply the royalty recognition constraint required under the guidance for sales-based royalties which requires a royalty to be recorded no sooner than when the underlying sale occurs. Therefore, royalties on sales of products commercialized by our partners are recognized in the quarter the product is sold. Our partners generally report sales information to us on a one quarter lag. Thus, we estimate the expected royalty proceeds based on an analysis of historical experience and interim data provided by our partners including their publicly announced sales. Differences between actual and estimated royalty revenues, which have not been material, are adjusted in the period in which they become known, typically the following quarter.
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

Deferred Revenue
Depending on the terms of the arrangement, we may also defer a portion of the consideration received because we have to satisfy a future obligation. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheet. Except for royalty revenue and certain service revenue, we generally receive payment at the point we satisfy our obligation or soon after. Therefore, we do not generally carry any contract asset balance. Any fees billed in advance of being earned are recorded as deferred revenue. During the three months ended June 30, 2024 and 2023, the amount recognized as revenue that was previously deferred was $0.45 million and $0.02 million, respectively. During the six months ended June 30, 2024 and 2023, the amount recognized as revenue that was previously deferred was $1.00 million and $0.12 million, respectively.
Disaggregation of Revenue
The following table represents disaggregation of royalties, Captisol and contract revenue and other income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Royalties
Kyprolis	$8,998	$8,097	$15,630	$14,325
Evomela	2,733	2,357	4,130	4,907
Teriparatide injection	2,103	3,613	4,144	7,113
Rylaze	3,232	3,028	6,184	5,637
Filspari	2,424	315	4,196	585
Vaxneuvance	1,109	1,039	2,496	1,677
Other	2,004	1,981	4,180	3,340
Revenue from intangible royalty assets	22,603	20,430	40,960	37,584
Income from financial royalty assets	559	508	1,297	1,001
	23,162	20,938	42,257	38,585

Captisol	7,500	5,220	16,712	15,842

Contract revenue and other income
Milestone and other	10,869	208	11,596	15,918
Other income	—	—	1,944	—
Contract revenue and other income	10,869	208	13,540	15,918

Total	$41,531	$26,366	$72,509	$70,345

Short-term Investments

Our short-term investments consist of the following at June 30, 2024 and December 31, 2023 (in thousands):

June 30, 2024	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Bond fund	$93,939	$—	$(474)	$93,465
Bank deposits	20,427	4	(22)	20,409
Corporate bonds	19,160	8	(53)	19,115
Commercial paper	12,702	1	(16)	12,687
U.S. government securities	9,314	—	(55)	9,259
Corporate equity securities	6,551	—	(5,703)	848
	$162,093	$13	$(6,323)	155,783
Viking common stock				53,010
Total short-term investments				$208,793

December 31, 2023
Bond fund	$63,763	$—	$(537)	$63,226
Bank deposits	17,165	12	(1)	17,176
Corporate bonds	14,850	40	(2)	14,888
Commercial paper	11,578	9	(1)	11,586
U.S. government securities	6,736	18	(3)	6,751
Municipal bonds	1,007	—	(4)	1,003
Corporate equity securities	5,775	—	(5,235)	540
	$120,874	$79	$(5,783)	115,170
Viking common stock				32,185
Total short-term investments				$147,355

During the six months ended June 30, 2024, we sold 0.7 million shares of Viking common stock and recognized a realized gain of $60.0 million in total. We did not sell Viking common stock during the three months ended June 30, 2024.

(Loss) gain from short-term investments in our condensed consolidated statements of operations includes both realized and unrealized (loss) gain from our short-term investments in public equity and warrant securities.
Allowances are recorded for available-for-sale debt securities with unrealized losses. This limits the amount of credit losses that can be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The provisions of the credit losses standard did not have a material impact on our available-for-sale debt securities during the three and six months ended June 30, 2024 and 2023.
The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	June 30, 2024
	Amortized Cost	Fair Value
Within one year	$62,952	$62,904
After one year through five years	14,057	14,018
Total	$77,009	$76,922

Our investment policy is capital preservation and we only invest in U.S.-dollar denominated investments. We held a total of 78 investments which were in an unrealized loss position with a total of $0.1 million unrealized losses as of June 30, 2024. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses are largely due to changes in interest rates and not to unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. In July 2024, we sold certain securities before the recovery of the amortized cost basis to fund the Apeiron acquisition. Accordingly, we wrote down the amortized cost of $0.05 million during the three and six months ended June 30, 2024. There were no credit losses recognized for the three and six months ended June 30, 2023.

Accounts Receivable and Allowance for Credit Losses
Our accounts receivable arise primarily from sales on credit to customers. We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. During the three and six months ended June 30, 2024, we considered the current and expected economic and market conditions and concluded an increase of $0.18 million and a decrease of $0.12 million in the allowance for credit losses, respectively. During the three and six months ended June 30, 2023, we considered the current and expected economic and market conditions and concluded a decrease of $0.09 million and an increase of $0.05 million in the allowance for credit losses, respectively.
Inventory
Inventory, which consists of finished goods (Captisol), is stated at the lower of cost or net realizable value. We determine cost using the specific identification method.
We analyze our inventory levels periodically and write down inventory to net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There was a $0.2 million write-down recorded against inventory for the three and six months ended June 30, 2024. There were no write-down recorded against inventory for the three and six months ended June 30, 2023. In addition to finished goods, as of June 30, 2024 and December 31, 2023, inventory included prepayments of $4.2 million and $4.6 million, respectively, to our supplier for Captisol.
Goodwill and Other Identifiable Intangible Assets
Goodwill and other identifiable intangible assets consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Indefinite-lived intangible assets
Goodwill	$105,250	$103,370
Definite lived intangible assets
Complete technology	39,249	42,911
Less: accumulated amortization	(18,435)	(20,894)
Trade name	2,642	2,642
Less: accumulated amortization	(1,777)	(1,710)
Customer relationships	29,600	29,600
Less: accumulated amortization	(19,907)	(19,161)
Contractual relationships	360,000	360,000
Less: accumulated amortization	(108,210)	(93,782)
Total goodwill and other identifiable intangible assets, net	$388,412	$402,976

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
When we are reasonably certain that a part of a financial royalty asset’s net carrying value (or all of it) is not recoverable, we recognize a permanent impairment which is recorded as part of financial royalty asset impairment on the consolidated statements of operations. To the extent there was an allowance previously recorded for this asset, the amount of such impairment is written off against the allowance at the time that such a determination is made. Any future recoveries from such impairment are recognized when cash is collected in a respective period earnings.
The current portion of financial royalty assets represents an estimation for current quarter royalty receipts which are collected during the subsequent quarter. This portion is presented in other current assets on our consolidated balance sheets, net of the allowance for expected credit losses.
For additional information, see Note 6, Financial Royalty Assets, net (formerly known as Commercial License Rights).
Derivative Assets
Derivative assets include instruments used for risk-management purposes, and other instruments. Derivative assets which are not used for risk management purposes, include: (a) acquired rights in future milestone and royalty payments from Agenus Partnered Programs (as defined below), (b) Agenus Warrant (as defined below), (c) option to invest up to $25 million to milestone and royalty rights which expires on June 30, 2025 ("Upsize Option"), and (d) rights to receive from Primrose Bio 50% of milestones on two contracts previously entered into by Primordial Genetics.
In addition, we have entered into a collar arrangement to hedge against the fluctuation risk in Viking's share price. However, because the Viking stock investment is remeasured at fair value through earnings under ASC 321, the collar agreement is not eligible for hedge accounting, but is considered as an economic hedge. All derivatives are measured at fair value on the consolidated balance sheets.
Derivative assets consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Agenus Upsize Option (expires on 6/30/25)	$4,908	$—
Viking shares collar	15,233	—
Total current derivative assets	$20,141	$—

Primrose mRNA	$3,937	$3,531
Agenus Partner Programs	21,438	—
Agenus Warrant (5 years contractual term)	9,130	—
Total noncurrent derivative assets	$34,505	$3,531
An increase in fair value of Viking shares collar amounted to $15.2 million during the three and six months ended June 30, 2024, and is included in (loss) gain from short-term investments within the consolidated statements of operations. A net increase in fair value of other derivatives amounted to $1.5 million and $1.7 million during the three and six months ended June 30, 2024, respectively, and is recognized in other non-operating expense, net within the consolidated statements of operations. The Company did not have any derivative instruments during the six months ended June 30, 2023.
Equity Method Investment
Investments that we do not consolidate but in which we have significant influence over the operating and financial policies of the investee are classified as equity method investments and are accounted for using the equity method of accounting.

In applying the equity method of accounting, investments are initially recorded at cost and are subsequently adjusted based on our proportionate share of net income or loss of the investee, net of any distributions received from the investee and any impairment.
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
Other investments consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Equity securities in Primrose Bio	$6,741	$32,726
Neuritek warrants	3,000	3,000
Palvella Series C preferred stock	1,000	1,000
Total other investments	$10,741	$36,726
Other Assets and Other Current Assets
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
We determined the economic rights related to Palvella should be characterized as a funded research and development arrangement, because the contract designated the funds usage for research and development activities, and thus we account for them in accordance with ASC 730-20, Research and Development Arrangement. We reduce our asset as the funds are expended by Palvella. As of June 30, 2024, of the $5 million upfront funding related to the second amendment with Palvella, none of the funding to Palvella was expended. Our CEO and director, Todd Davis, is a director of Palvella. Mr. Davis recused himself from all of the board's consideration of the agreement between us and Palvella, including any financial analysis, the terms of the amendment and the vote to approve the purchase agreement and the related transactions.
In June 2024, we funded Palvella $2.5 million in exchange for a convertible note with a maturity of three years.
Other assets also include $3.5 million in deferred transaction costs related to the Apeiron acquisition. See Note 12, Subsequent Events for more information on the Apeiron acquisition.
Other current assets primarily include Employee Retention Credit in the amount of $2.3 million, $1.2 million current portion of financial royalty assets which is disclosed in Note 6, Financial Royalty Assets, net (formerly known as Commercial License Rights), and inventory (raw materials and work in process related to the manufacturing of finished goods, including initial project validation batches) related to the preparation of commercial supplies of ZELSUVMI™ by Pelthos Therapeutics, a wholly owned subsidiary of Ligand. For additional information on ZELSUVMI, see Note 4, Acquisition. Below is a summary of the inventory included in other current assets (in thousands):

	June 30,	December 31,
	2024	2023
Raw materials	$1,488	$420
Work in process	548	195
Total Pelthos inventory in other current assets	$2,036	$615
Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Compensation	$2,686	$4,682
Subcontractor	1,756	1,756
Professional fees	3,425	2,394
Customer deposit	621	621
Supplier	276	303
Royalties owed to third parties	1,707	900
Amounts owed to former licensees	—	45
Other	1,700	1,766
Total accrued liabilities	$12,171	$12,467
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Unrecognized tax benefits	$14,482	$14,039
Novan (Pelthos) contract liability	14,810	13,700
Other long-term liabilities	59	19
	$29,351	$27,758
Share-Based Compensation
Share-based compensation expense for awards to employees and non-employee directors is a non-cash expense and is recognized on a straight-line basis over the vesting period. The following table summarizes share-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
SBC - Research and development expenses	$928	$2,016	$1,606	$3,723
SBC - General and administrative expenses	10,132	5,191	16,788	9,415
	$11,060	$7,207	$18,394	$13,138

The fair-value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Risk-free interest rate	4.3%	3.9%	4.3%	4.1%
Dividend yield	—	—	—	—
Expected volatility	45.5%	49.4%	44.7%	52.6%
Expected term (years)	4.7	4.8	4.7	5.3

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
Potentially dilutive common shares consist of shares issuable under the 2023 Notes, stock options and restricted stock. Although we paid off the 2023 Notes in May 2023, it would have a dilutive impact when the average market price of our common stock exceeds the maximum conversion price during the three and six months ended June 30, 2023. It was our intent and policy to settle conversions through combination settlement, which involved payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. Potentially dilutive common shares from stock options and restricted stock are determined using the average share price for each period under the treasury stock method. In addition, the following amounts are assumed to be used to repurchase shares: proceeds from exercise of stock options and the average amount of unrecognized compensation expense for the awards. See Note 10, Stockholders’ Equity.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Weighted average shares outstanding:	18,028	17,276	17,880	17,170
Dilutive potential common shares:
Restricted stock	—	83	124	85
Stock options	—	371	278	356
2023 convertible senior notes	—	—	—	240
Shares used to compute diluted income (loss) per share	18,028	17,730	18,282	17,851
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	2,347	4,862	2,177	4,612

For the three months ended June 30, 2024, due to the net loss for the period, all of the 0.4 million weighted average equity awards were anti-dilutive.

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

2. Agenus Transaction

On May 29, 2024, we closed the transactions pursuant to the $75 million purchase and sale agreement (the “Agenus Agreement”), dated May 6, 2024, among us and Agenus Inc., Agenus Royalty Fund, LLC, and Agenus Holdings 2024, LLC (collectively, “Agenus”). Under the terms of the Agenus Agreement, we received (i) 18.75% of the licensed royalties and 31.875% of the future licensed milestones paid to Agenus on six-partnered oncology programs, including BMS-986442 (Bristol Myers Squibb), AGEN2373 (Gilead Sciences), INCAGN2385 and INCAGN2390 (Incyte), MK-4830 (Merck), and UGN-301 (UroGen Pharma) (collectively referred as "Agenus Partnered Programs"), and (ii) a synthetic 2.625% royalty on future global net sales of Agenus’ novel immuno-oncology botensilimab in combination with balstilimab (“BOT/BAL”) program, collectively subject to certain events which may adjust the royalty and milestone percentages paid to us. In addition, we received the option to commit an additional $25 million in the same assets on a pro rata basis which expires on June 30, 2025 ("Upsize Option"). We have also agreed to allow Agenus to raise up to an additional $100 million bringing the total syndicated purchase price up to an aggregate of $200 million. As part of the Agenus Agreement, Agenus will grant us security over certain assets related to the programs included in the Agenus Agreement, subject to certain customary exceptions.
In connection with entry into the Agenus Agreement, Agenus issued us a 5-year warrant (“Agenus Warrant”) to purchase 867,052 shares of its common stock, at an exercise price equal to $17.30.
We accounted for all Agenus Partnered Programs, Agenus Warrant and Upsize Option as derivative assets. Upsize Option was presented within current derivative assets line (as it expires on June 30, 2025), and the other derivatives were presented in noncurrent derivative assets line in our condensed consolidated balance sheet. Agenus Partnered Programs are recognized as derivative assets under ASC 815, Derivatives and Hedging, as they have different underlyings (development milestones, commercial milestones, and royalties). The commercial milestones and royalties are dependent on the development milestones and the commercial milestone and royalties underlyings are not determined to be predominate.
The derivative assets were recorded at fair value as of May 29, 2024, and will be marketed to fair value at each reporting period going forward. The fair value of Agenus Partnered Programs derivative assets was determined as a present value of expected future cash flows adjusted for the level of risk appropriate for a respective program stage. The fair value of Agenus Warrant was determined using a Black-Scholes model using the following assumptions: expected term of 4 years, volatility of 84%, risk-free rate of 4.7%, Agenus Stock price at May 29, 2024 of $15.03. The fair value of the Upsize Option was determined using the binomial option pricing model under which we assessed and considered the possible upwards and downwards scenarios through the expiration date of the Upsize Option.
We accounted for the acquired BOT/BAL rights as a financial royalty asset which is currently put under the non-accrual method as management can not reliably estimate future cash flows from this program. The amount of BOT/BAL financial royalty asset was determined as a residual value from $75 million investment amount, less fair value of all acquired derivative assets as of May 29, 2024.
Uncertainty relating to development-stage product candidates requires management to make estimates and assumptions that affect the reported amounts of assets. There can be no assurance that our assumptions around the likelihood of a development-stage product candidate’s approval or achieving significant sales will prove correct, that regulatory authorities will approve such development-stage product candidates, that such development-stage product candidates will be brought to market timely or at all, or that such products will achieve commercial success or result in royalties consistent with our estimates.
3. Sale of Pelican Business and Investment in Primrose Bio
On September 18, 2023, we entered into a merger agreement, pursuant to which our subsidiary, Pelican Technology Holdings, Inc. (“Pelican”) became a wholly owned subsidiary of Primrose Bio. Primrose Bio is a private company focused on synthetic biology. Pelican has developed technology related to PET (protein expression technology) and PelicCRM197 (vaccine material), and has property and equipment, as well as leased property in San Diego, CA. As part of the transaction, we received 2,146,957 common shares, 4,278,293 preferred shares and 474,746 restricted shares of Primrose Bio. Simultaneous with the merger, we entered into a purchase and sale agreement with Primrose Bio and contributed $15 million in exchange for 50% of potential development milestones and certain commercial milestones from two contracts previously entered into by Primordial Genetics. In addition, starting January 1, 2025, we will receive 25% of sales revenue of PeliCRM197 above $3 million and 35% of all PeliCRM197 licensing revenue in perpetuity.
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
As described above, we will receive 25% of sales revenue of PeliCRM197 above $3 million and 35% of all PeliCRM197 licensing revenue in perpetuity. The considerations are under the loss recovery model and they will be measured based on the gain contingency model under ASC 450, Contingencies, and thus, will be recognized as the underlying contingencies are resolved.
In addition, we will receive 50% of potential development milestones and certain commercial milestones from two contracts previously entered into by Primordial Genetics. The considerations were recognized as derivative assets with a fair value of $3.2 million, at the disposition date, which was included in long-term derivative assets in our condensed consolidated balance sheet. They are recognized as derivative assets under ASC 815, Derivatives and Hedging, as they have two underlyings (development and commercial milestones) and (i) the commercial milestones are dependent on the development milestones and (ii) the commercial milestone underlying is not determined to be predominate. The derivative assets were recorded at fair value as of September 18, 2023, and will be marketed to fair value at each reporting period going forward. During the three and six months ended June 30, 2024, a gain of $0.2 million and $0.4 million, respectively, was recorded to market the derivative assets to fair value and was included in other non-operating expenses, net in our consolidated statement of operations. For additional information, see Note 7, Fair Value Measurement.
Investments in Primrose Bio
We account for our common stock investment in Primrose Bio under the equity method as we have the ability to exercise significant influence over its operating and financial results. In applying the equity method, we record the investment at fair value. Our proportionate share of net loss of Primrose Bio is recorded in our consolidated statements of operations. Our equity method investments are reviewed for indicators of impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other-than-temporary. In June 2024, Primrose Bio entered into an equity investment from an equity firm. As a result, we recognized an impairment loss on our equity method investment in the amount of $5.8 million during the three and six months ended June 30, 2024. Our share of the net loss of Primrose Bio for the three and six months ended June 30, 2024 was $2.2 million and $4.6 million, respectively, which reduced Ligand's equity method investment accordingly. Any income or loss from our equity method investments (including the impairment) is presented in other non-operating income (expense) in our consolidated statement of operations.

We determined that the Series A preferred stock and reserve stock investment in Primrose Bio did not have a readily determinable fair value and therefore elected the measurement alternative in ASC 321 to subsequently record the investment at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. When fair value becomes determinable, from observable price changes in orderly transactions, our investment will be marked to fair value. Our investment in Series A preferred stock and reserve stock has been reduced by $25.8 million as of June 30, 2024 in connection with the above mentioned equity funding received by Primrose Bio in June 2024.
During the fourth quarter of 2023, our President and Chief Operating Officer, Matt Korenberg, became a board member of Primrose Bio.

4. Acquisition
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
We have finalized purchase accounting for Novan acquisition. The following table sets forth an allocation of the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded to goodwill (in thousands):

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
On April 3, 2024, we announced the creation of Pelthos Therapeutics to focus on the commercialization of innovative, safe, and efficacious therapeutic products for patients suffering from conditions with limited treatment options. ZELSUVMI (berdazimer topical gel, 10.3%), its first product, is the FDA-approved prescription medicine for the treatment of the highly transmissible molluscum contagiosum (molluscum) viral skin infection in adults and pediatric patients one year of age and older. ZELSUVMI received a Novel Drug designation from the FDA in January 2024 to treat molluscum viral skin infection. ZELSUVMI was developed using Pelthos' proprietary nitric oxide-based NITRICIL™ technology platform. The rights to ZELSUVMI and all assets related to the NITRICIL technology platform were acquired from Novan, Inc. in September 2023.

5. Spin-off of OmniAb
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
Discontinued operations
In connection with the merger, the Company determined its antibody discovery business qualified for discontinued operations accounting treatment in accordance with ASC 205-20. We recognized a $1.7 million tax provision adjustment related to deferred taxes, during the six months ended June 30, 2023, that was attributable to the discontinued operations.

6. Financial Royalty Assets, net (formerly known as Commercial License Rights)
Financial royalty assets consist of the following (in thousands):

	June 30, 2024			December 31, 2023
	Gross carrying value(2)	Allowance (1)	Net carrying value (2)	Gross carrying value	Allowance (1)	Net carrying value
Agenus (Bot/Bal)	$40,815	$(408)	$40,407	$—	$—	$—
Elutia (CorMatrix)	10,615	(2,915)	7,700	13,304	(7,490)	5,814
Selexis	290	(58)	232	940	(179)	761
Ovid (Soticlestat)	4,122	(41)	4,081	30,310	(303)	30,007
Tolerance Therapeutics (TZIELD)	25,755	(101)	25,654	25,810	(101)	25,709
Ensifentrine inventors	3,685	(111)	3,574	—	—	—
Total financial royalty assets, net	$85,282	$(3,634)	$81,648	$70,364	$(8,073)	$62,291
(1) The amounts of allowance include cumulated allowance for changes in expected cash flows and cumulated allowance for current expected credit losses.
(2) The amounts include $1.2 million current portion of financial royalty assets which represents an estimation for current quarter royalty receipts that are collected during the subsequent quarter. This portion is presented in other current assets on our condensed consolidated balance sheet as of June 30, 2024.
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
During three and six months ended June 30, 2024, we recorded a $26.2 million impairment loss for Ovid (Soticlestat) financial royalty asset and a $0.3 million impairment loss for Selexis financial royalty asset. There was no impairment loss for the three and six months ended June 30, 2023.
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
During 2023, due to Elutia's nonpayment of the minimum payments over several quarters, we placed the Elutia asset on the non-accrual method. In January 2024, the Company executed an amendment to our agreement with Elutia which allowed us to reliably estimate future cash flows. As such, the Elutia asset was switched from the non-accrual method to the effective interest method during the first quarter of 2024. We further considered the current and expected future economic and market conditions, current company performance and recent payments received from Elutia. During the three and six months ended June 30, 2024 we recorded a reduction of $1.5 million and $4.6 million, respectively, to Elutia allowance of expected credit loss. The credit loss adjustments were recorded as a gain in general and administrative expense in our consolidated statement of operations for the three and six months ended June 30, 2024.
Soticlestat Agreement
In October 2023, we made an investment of $30 million to acquire a 13% portion of the royalties and milestones owed to Ovid Therapeutics related to the potential approval and commercialization of soticlestat.
In June 2024, Takeda announced topline results of the phase 3 clinical trial of soticlestat, missing its primary endpoint to reduce convulsive seizure frequency compared to placebo in patients with Dravet syndrome, and missing its primary endpoint to reduce major Motor Drop seizure frequency compared to a placebo in patients with Lennox-Gastaut syndrome. As a result, in the three and six months ended June 30, 2024, we recognized an impairment over the soticlestat financial royalty asset of $26.2 million. The fair value of the soticlestat financial royalty asset was determined using a discounted cash flow approach, utilizing the mostly-likely cash flows which considered the probability of success for the underlying clinical program and discount rate of 17% which contemplates the underlying credit and business risk of the partnered program. As of June 30, 2024, management continues to account for the soticlestat financial royalty asset using the non-accrual method until we are able to reliably estimate future cash flows.
TZIELD Agreement

In November 2023, we acquired Tolerance Therapeutics for $20 million in cash. Tolerance Therapeutics is a holding company, owned by the inventors of TZIELD (teplizumab), and is owed a royalty of less than 1% on worldwide net sales. TZIELD is marketed by Sanofi, starting in 2023. For tax purposes this transaction was treated as a stock deal, so there is no step-up in basis and tax attributes. Therefore, a deferred tax liability (DTL) of $5.5 million was recognized on the book basis and tax basis difference and recorded to the book value of the Tolerance financial royalty asset.
Due to the early stages of TZIELD's commercialization, management has placed the investment on the non-accrual method until we are able to reliably estimate future cash flows.
Ensifentrine Inventors Agreements
In March 2024, we acquired future milestone and royalty rights related to ensifentrine from certain ensifentrine inventors for a total of $3.8 million. On June 26, 2024, Verona Pharma plc (Nasdaq: VRNA) received FDA approval for ensifentrine for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). Verona is planning a commercial launch, marketed as OhtuvayreTM, in the U.S. in the second half of 2024. As commercialization is not yet launched, management has placed the investment on the non-accrual method until we are able to reliably estimate future cash flows.

7. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The following table presents the hierarchy for our assets and liabilities measured at fair value (in thousands):

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments, excluding Viking(1)	$10,107	$145,676	$—	$155,783	$7,291	$107,879	$—	$115,170
Investment in Viking common stock	53,010	—	—	53,010	32,185	—	—	32,185
Derivative assets(2)	—	—	54,646	54,646	—	—	3,531	3,531
Total assets	$63,117	$145,676	$54,646	$263,439	$39,476	$107,879	$3,531	$150,886
Liabilities:
Contingent liabilities - CyDex	$—	$—	$264	$264	$—	$—	$320	$320
Contingent liabilities - Metabasis(3)	—	3,934	—	3,934	—	2,878	—	2,878
Total liabilities	$—	$3,934	$264	$4,198	$—	$2,878	$320	$3,198
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
(2) Derivative assets include instruments used for risk-management purposes, and other instruments. Derivative assets which are not used for risk management purposes include: (a) acquired rights in future milestone and royalty payments from Agenus Partnered Programs, (b) Agenus Warrant, (c) Upsize Option, and (d) rights to receive from Primrose Bio 50% of milestones on two contracts previously entered into by Primordial Genetics. The considerations were recognized as derivative assets included under Current derivative assets and Long-term derivative assets in our condensed consolidated balance sheet. They are recognized as derivative assets under ASC 815, Derivatives and Hedging. The fair value of the Agenus Partnered Programs and the Primrose Bio derivative assets was determined using a discounted cash flow approach, utilizing the mostly-likely cash flows which considered the probability of success for the underlying clinical programs and discount rates ranging between 13% and 25%, which contemplates the underlying credit and business risk of the partnered programs. The fair value of the Agenus Warrant was determined using a Black-Scholes-Merton model. The fair value of the Upsize Option was determined using a binomial option pricing model.
(3) In connection with our acquisition of Metabasis in January 2010, we issued Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by us from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The liability for the CVRs is determined using quoted prices in a market that is not active for the underlying CVR. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. Several of the Metabasis drug development programs have been outlicensed to Viking, including VK2809. VK2809 is a novel selective TR-β agonist with potential in multiple indications, including hypercholesterolemia, dyslipidemia, NASH, and X-ALD. Under the terms of the agreement with Viking, we may be entitled to up to $375 million of development, regulatory and commercial milestones and tiered royalties on potential future sales including a $10 million payment upon initiation of a Phase 3 clinical trial. During the three and six months ended June 30, 2024, we adjusted the balance of the Metabasis CVR liability by increasing $1.1 million and $1.1 million, respectively, to mark to market.
A reconciliation of the level 3 financial instruments as of June 30, 2024 is as follows (in thousands):

Assets
Fair value of level 3 financial instruments as of December 31, 2023	$3,531
Additions to derivative assets	34,185
Fair value adjustments to derivative assets	16,930
Fair value of level 3 financial instruments as of June 30, 2024	$54,646

Liabilities
Fair value of level 3 financial instruments as of December 31, 2023	$320
Payments to CVR holders and other contingent payments	(200)
Fair value adjustments to contingent liabilities	144
Fair value of level 3 financial instruments as of June 30, 2024	$264

Assets Measured on a Non-Recurring Basis
We apply fair value techniques on a non-recurring basis associated with valuing potential impairment losses related to our goodwill, intangible assets with estimated useful lives and long-lived assets.
We evaluate goodwill annually for impairment and whenever circumstances occur indicating that goodwill might be impaired. We determine the fair value of our reporting unit based on a combination of inputs, including the market capitalization of Ligand, as well as Level 3 inputs such as discounted cash flows, which are not observable from the market, directly or indirectly.
We evaluate intangible assets with estimated useful lives whenever circumstances occur indicating that intangible assets may not be recoverable An impairment evaluation is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of assets and liabilities.
There was no impairment of our goodwill, intangible assets, or long-lived assets recorded during the three and six months ended June 30, 2024 and 2023.
Fair Value of Financial Instruments
Our cash and cash equivalents, accounts receivable, other current assets, financial royalty assets, accounts payable, accrued liabilities, deferred revenue, current operating lease liabilities, current finance lease liabilities and Novan (Pelthos) other long-term liabilities are financial instruments and are recorded at cost in the consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value due to their short-term nature.

8. Debt
Revolving Credit Facility
On October 12, 2023, we entered into a $75 million revolving credit facility (the “Revolving Credit Facility”) with Citibank, N.A. as the Administrative Agent (as defined in the Credit Agreement). We, our material domestic subsidiaries, as Guarantors (as defined in the Credit Agreement), and the Lenders (as defined in the Credit Agreement) entered into a credit agreement (the “Credit Agreement”) with the Administrative Agent, under which the Lenders, the Swingline Lender and the L/C Issuer (each as defined in the Credit Agreement) agreed to make loans and other financial accommodations to us in an aggregate amount of up to $75 million. Borrowings under the Revolving Credit Facility accrue interest at a rate equal to either Term Secured Overnight Financing Rate (“Term SOFR”) or a specified base rate plus an applicable margin linked to our leverage ratio, ranging from 1.75% to 2.50% per annum for Term SOFR loans and 0.75% to 1.50% per annum for base rate loans. The Revolving Credit Facility is subject to a commitment fee payable on the unused Revolving Credit Facility commitments ranging from 0.30% to 0.45%, depending on our leverage ratio. During the term of the Revolving Credit Facility, we may borrow, repay and re-borrow amounts available under the Revolving Credit Facility, subject to voluntary reductions of the swing line, letter of credit and revolving credit commitments.
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
As of June 30, 2024, we had $74.4 million in available borrowing under the Revolving Credit Facility, after utilizing $0.6 million for letter of credit. The maturity date of the Revolving Credit Facility is October 12, 2026.

As of June 30, 2024, there were no events of default or violation of any covenants under our financing obligations.
Amendment to Revolving Credit Facility
On July 8, 2024, we entered into the first amendment (the “Amendment”) to the Revolving Credit Facility, which amends the Credit Agreement to, among other things, increase the aggregate revolving credit facility amount from $75 million to $125 million.

9. Income Tax
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various foreign and state jurisdictions with different statutory rates, the use of previously unbenefited tax loss carryforwards to reduce foreign taxes, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three months ended June 30, 2024 and 2023 was 20.6% and 27.8%, respectively, and the six months ended June 30, 2024 and 2023 was 28.8% and 21.8%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2024 was primarily due to Internal Revenue Code Section 162(m) limitation on deduction for officer compensation, other non-deductible items, and change in reserve, which were partially offset by the foreign derived intangible income tax benefit. The variance from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2023 was primarily due to the tax deductions related to the foreign derived intangible income tax benefit as well as the research and development tax credits, which were partially offset by the Section 162(m) limitation during the period.

10. Stockholders’ Equity
We grant options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 10, Stockholders’ Equity, of the Notes to Consolidated Financial Statements in our 2023 Annual Report.
In June 2024, our stockholders approved the amendment and restatement of the Ligand Pharmaceuticals Incorporated 2002 Stock Incentive Plan, which increased the shares available for issuance by 1.3 million.
The following is a summary of our stock option and restricted stock activity and related information:

	Stock Options		Restricted Stock Awards
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2023	2,640,458	$65.70	350,905	$81.22
Granted	701,063	$85.64	318,588	$85.23
Options exercised/RSUs vested	(462,667)	$53.23	(121,868)	$86.21
Forfeited	(41,827)	$67.74	(35,264)	$65.94
Balance as of June 30, 2024	2,837,027	$72.63	512,361	$83.58
As of June 30, 2024, outstanding options to purchase 1.5 million shares were exercisable with a weighted average exercise price per share of $68.83.
Employee Stock Purchase Plan
The price at which common stock is purchased under the Amended Employee Stock Purchase Plan, or ESPP, is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of June 30, 2024, 26,244 shares were available for future purchases under the ESPP.
At-the Market Equity Offering Program
On September 30, 2022, we filed a registration statement on Form S-3 (the “Shelf Registration Statement”), which became automatically effective upon filing, covering the offering of common stock, preferred stock, debt securities, warrants and units.
On September 30, 2022, we also entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million in “at the market” offerings through the Agent (the “ATM Offering”). The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $100 million of our common stock from time to time through the ATM Offering. The shares to be sold under the Sales

Agreement may be issued and sold pursuant to the Shelf Registration Statement. As of June 30, 2024, we have not issued any shares of common stock in the ATM Offering.
Share Repurchases
Our Board of Directors (the “Board”) has approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50 million of our common stock from time to time through April 2026. We expect to acquire shares, if at all, primarily through open-market transactions in accordance with all applicable requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Authorization to repurchase $50 million of our common stock remained available as of June 30, 2024.

11. Commitment and Contingencies
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
Operating Leases
During the three and six months ended June 30, 2024, we entered into a lease agreement for our office located in Boston, Massachusetts, which resulted in a $1.6 million increase in both operating lease assets and operating lease liabilities at lease commencement.

12. Subsequent Events
APEIRON Acquisition
On July 8, 2024, we entered into a definitive agreement (the “Agreement”) to acquire APEIRON Biologics AG (“APEIRON”), including the royalty rights to QARZIBA® (dinutuximab beta) for the treatment of high-risk neuroblastoma (the “APEIRON Acquisition”). Under the terms of the Agreement, we would acquire all the outstanding shares of APEIRON for $100 million in cash at closing. We would also pay APEIRON shareholders additional consideration based on future commercial and regulatory events, including up to $28 million if QARZIBA royalties exceed certain predetermined thresholds by either 2030 or 2034, respectively, for a total transaction value of up to $128 million and pay additional earn-outs on specific future events. Concurrently, we also entered into a stock purchase agreement whereby we have committed to investing up to $4 million in invIOs Holding AG, a privately held spin-off of APEIRON. The proceeds would help finance the research and development of three innovative early-stage immuno-oncology assets. APEIRON is entitled to royalties and milestone payments on these assets which will further expand our development stage portfolio.
On July 15, 2024, we completed the acquisition of APEIRON pursuant to the terms of the Agreement for an aggregate amount of $100 million. We funded the APEIRON Acquisition from our available cash on hand. The closing was subject to a 30-day shareholder objection period and other customary closing conditions.

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

Overview
We are a biopharmaceutical company enabling scientific advancement through supporting the clinical development of high-value medicines. We do this by providing financing, licensing our technologies or both. Our business model seeks to generate value for stockholders by creating a diversified portfolio of biopharmaceutical product revenue streams that are supported by an efficient and low corporate cost structure. Our goal is to offer investors an opportunity to participate in the promise of the biotech industry in a profitable and diversified manner. Our business model focuses on funding programs in mid- to late-stage drug development in return for economic rights, purchasing royalty rights in development stage or commercial biopharmaceutical products and licensing our technology to help partners discover and develop medicines. We partner with other pharmaceutical companies to leverage what they do best (late-stage development, regulatory management and commercialization) in order to generate our revenue. Our Captisol platform technology is a chemically modified cyclodextrin with a structure designed to optimize the solubility and stability of drugs. We have established multiple alliances, licenses and other business relationships with the world’s leading biopharmaceutical companies including Amgen, Merck, Pfizer, Jazz, Takeda, Gilead Sciences, Baxter International and Agenus.
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
Business Updates
On July 8, 2024, we announced the $100 million acquisition of APEIRON Biologics, a private biotech company based in Vienna, Austria. Apeiron holds the royalty rights to QARZIBA (dinutuximab beta) for the treatment of high-risk neuroblastoma. QARZIBA was approved by the European Medicines Agency in 2017 and is commercially available today in more than 35 countries. QARZIBA is marketed outside of mainland China by the global pharmaceutical company Recordati S.p.A., which acquired EUSA Pharma (UK) Limited in 2022.
On July 8, 2024, we also amended our revolving credit facility with Citibank. The Credit Agreement was amended to, among other things, increase the aggregate revolving credit facility amount from $75 million to $125 million.

On July 24, 2024, Palvella Therapeutics, Inc. (private) announced a merger agreement with Pieris Pharmaceuticals, Inc. (Nasdaq: PIRS) in which Palvella anticipates becoming a publicly traded rare disease company upon the close of the merger. In connection with the proposed merger, Palvella secured commitments from a syndicate of leading specialist biotech investors in an oversubscribed $78.9 million concurrent private financing.
The transaction will help advance several clinical milestones for Palvella:
•A Phase 3 pivotal study of QTORIN 3.9% rapamycin anhydrous gel for the treatment of microcystic lymphatic malformations, a serious, rare genetic and lifelong disease for which there are no FDA-approved therapies. The disease impacts more than 30,000 diagnosed patients in the U.S. QTORIN rapamycin has been granted FDA’s Breakthrough Therapy, Fast Track, and Orphan Designations for the treatment of microcystic lymphatic malformations.
•A Phase 2 study of QTORIN rapamycin for the treatment of cutaneous venous malformations. Cutaneous venous malformations are a serious, rare genetic disease which can cause functional impairment, significantly impact quality of life, and are associated with severe long-term complications. QTORIN rapamycin has been granted FDA’s Fast Track Designation for the treatment of venous malformations.
Notably, if approved, QTORIN™ rapamycin has the potential to be the first approved therapy and standard of care in the U.S. for microcystic lymphatic malformations and cutaneous venous malformations.
As background, Palvella was originally sourced through our proactive deal origination efforts. Since our first transaction with Palvella, the company has secured significant subsequent equity funding from leading biotech investors, including BVF Partners, Petrichor, Samsara BioCapital, and others. We are entitled to a royalty of 8-9.8% on worldwide commercial sales of QTORIN rapamycin. In addition to our royalty, we anticipate owning approximately 2% of the combined company following the close of the reverse merger and concurrent financing.
Portfolio Updates
On July 18, 2024, Agenus Inc. (Nasdaq: AGEN), announced the results of its end-of-Phase 2 meeting with the FDA, for the advancement of its immunotherapy combination, botensilimab (BOT) and balstilimab (BAL), for the treatment of adult patients with relapsed/refractory microsatellite stable colorectal cancer (r/r MSS CRC) with no active liver metastases (NLM). Agenus received clarity from the FDA on their Phase III dosing regimen, which is an important achievement. The company also announced topline interim data from its Phase 2 trial, which are showing trends consistent with the Phase 1 study, including an ORR of 19.4% and 6-month survival rate of 90% for the BOT 75mg/BAL combination. The safety profile was manageable and no new signals were observed. Agenus plans to continue future discussions with the FDA as the Phase 2 data mature and will present these data in totality at an upcoming medical conference.
On June 26, 2024, Verona Pharma plc (Nasdaq: VRNA) announced FDA approval of Ohtuvayre (ensifentrine), the first inhaled product with a novel mechanism of action available for the maintenance treatment of chronic obstructive pulmonary disease in adult patients in more than 20 years. Ohtuvayre is a first-in-class selective dual inhibitor of the enzymes phosphodiesterase 3 phosphodiesterase 4 ("PDE3 and PDE4") that combines bronchodilator and non-steroidal anti-inflammatory effects in one molecule. Ligand earned a $5.8 million milestone payment upon FDA approval of Ohtuvayre and will earn an additional $13.8 million upon its commercial launch which is expected to occur during the third quarter of 2024. Ligand is entitled to a royalty of approximately 3% on future worldwide net sales of Ohtuvayre.
On June 17, 2024, Merck announced approval from the FDA for CAPVAXIVE, previously known as V116, a 21 valent pneumococcal vaccine for the prevention of Streptococcus pneumoniae infection. Risk of infection is higher among patients that are immunocompromised, suffering chronic health conditions, and adults aged 50 years or older. As the first pneumococcal conjugate vaccine specifically designed for adults, it covers 21 serotypes that account for approximately 85% of cases of invasive pneumococcal disease among individuals 65 and over, including 8 serotypes not covered by any licensed vaccines. Specific serotypes pose potentially greater risk for invasive pneumococcal disease, including pneumococcal bacteremia and meningitis. Following the FDA approval, Merck announced on June 27, that the U.S. Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices unanimously voted to recommend CAPVAXIVE as an option for all adults age 65 and older, for adults 19 to 64 with certain risk factors, and for those over 65 previously vaccinated with other pneumococcal vaccines. The FDA approval of CAPVAXIVE triggered a $2 million milestone payment to Ligand, and Ligand is entitled to a royalty on future worldwide net sales.
On June 17, 2024, Ovid Therapeutics (Nasdaq: OVID) announced Takeda's SKYLINE study of soticlestat in Dravet syndrome narrowly missed its primary endpoint of reduction in convulsive seizure frequency and showed clinically meaningful and nominal significant effects in multiple key secondary efficacy endpoints. Additionally, Takeda's SKYWAY study in Lennox-Gastaut syndrome missed its primary endpoint of reduction in major motor drop seizures. Soticlestat had a consistent and favorable safety and tolerability profile in both studies. Takeda indicated that it plans to discuss the totality of the data with regulatory authorities.

On June 17, 2024, Marinus Pharmaceuticals (Nasdaq: MRNS) announced topline results from Phase 3 RAISE trial of IV ganaxolone in refractory status epilepticus (RSE). The study met its first co-primary endpoint demonstrating rapid cessation of status epilepticus in a highly refractory patient population but failed to achieve statistical significance on the second co-primary endpoint of the proportion of patients not progressing to IV anesthesia. Marinus said they will continue to analyze the full RAISE dataset and plans to engage with the FDA to discuss a potential path forward for IV ganaxolone in RSE.
On June 4, 2024, Viking Therapeutics announced positive, 52-week histologic data from its Phase 2b VOYAGE study of VK2809 in patients with biopsy-confirmed, non-alcoholic steatohepatitis (NASH). The study had successfully achieved its primary endpoint with patients receiving VK2809 experiencing statistically significant declines in liver fat from baseline compared to placebo at 12 weeks. The study also showed an encouraging tolerability and safety profile for VK2809. If development of VK2809 is successful, the program will address a multi-billion dollar market opportunity where Ligand will receive a 3.5%-7.5% royalty on future net sales of VK2809, as well as significant clinical, regulatory, and commercial milestones. Viking plans to schedule an end of Phase 2 meeting with the FDA in the fourth quarter of 2024.

Results of Operations
Revenue and Other Income

(Dollars in thousands)	Q2 2024	Q2 2023	Change	% Change	YTD 2024	YTD 2023	Change	% Change
Revenue from intangible royalty assets	$22,603	$20,430	$2,173	11%	$40,960	$37,584	$3,376	9%
Income from financial royalty assets	559	508	51	10%	1,297	1,001	296	30%
Royalties	23,162	20,938	2,224	11%	42,257	38,585	3,672	10%
Captisol	7,500	5,220	2,280	44%	16,712	15,842	870	5%
Contract revenue and other income	10,869	208	10,661	5,125%	13,540	15,918	(2,378)	(15)%
Total revenue and other income	$41,531	$26,366	$15,165	58%	$72,509	$70,345	$2,164	3%

Q2 2024 vs. Q2 2023
Total revenue and other income increased by $15.2 million, or 58%, to $41.5 million in Q2 2024 compared to $26.4 million in Q2 2023. Revenue from intangible royalty assets increased by $2.2 million, or 11%, to $22.6 million in Q2 2024 compared to $20.4 million in Q2 2023 primarily due to increases of FILSPARI sales. Income from financial royalty assets increased by $0.05 million, or 10%, to $0.6 million in Q2 2024 compared to $0.5 million in Q2 2023. Captisol sales increased by $2.3 million, or 44%, to $7.5 million in Q2 2024 compared to $5.2 million in Q2 2023, primarily due to the timing of customer orders. Contract revenue and other income increased by $10.7 million, or 5,125%, to $10.9 million in Q2 2024 compared to $0.2 million in Q2 2023, primarily due to the milestone tied to FDA approval of Verona's Ohtuvayre in Q2 2024, the milestone tied to EMA approval of Travere's FILSPARI in Q2 2024, and the milestone tied to FDA approval of Merck's V116 in Q2 2024.
YTD 2024 vs. YTD 2023
Total revenue and other income increased by $2.2 million, or 3%, to $72.5 million in YTD 2024 compared to $70.3 million in YTD 2023. Revenue from intangible royalty assets increased by $3.4 million, or 9%, to $41.0 million in YTD 2024 compared to $37.6 million in YTD 2023 primarily due to increases of FILSPARI sales. Income from financial royalty assets increased by $0.3 million, or 30%, to $1.3 million in YTD 2024 compared to $1.0 million in YTD 2023. Captisol sales increased by $0.9 million, or 5%, to $16.7 million in YTD 2024 compared to $15.8 million in YTD 2023, primarily due to the timing of customer orders. Contract revenue and other income decreased by $2.4 million, or 15%, to $13.5 million in YTD 2024 compared to $15.9 million in YTD 2023, primarily due to the milestone tied to FDA approval of Travere’s FILSPARI during the first quarter of 2023.
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

The following table represents revenue from intangible royalty assets by program (in millions):

(in millions)	Q2 2024 Estimated Partner Product Sales	Effective Royalty Rate	Q2 2024 Royalty Revenue	Q2 2023 Estimated Partner Product Sales	Effective Royalty Rate	Q2 2023 Royalty Revenue
Kyprolis	$400.0	2.3%	$9.0	$372.4	2.2%	$8.1
Evomela	13.5	20.0%	2.7	12.0	20.0%	2.4
Teriparatide injection(a)	7.8	26.9%	2.1	11.5	31.3%	3.6
Rylaze	107.8	3.0%	3.2	98.0	3.1%	3.0
Filspari	26.7	9.0%	2.4	3.3	9.0%	0.3
Vaxneuvance	189.0	0.6%	1.1	168.0	0.6%	1.0
Other	103.8	2.0%	2.1	85.4	2.3%	2.0
Total	$848.6		$22.6	$750.6		$20.4

(in millions)	YTD 2024 Estimated Partner Product Sales	Effective Royalty Rate	YTD 2024 Royalty Revenue	YTD 2023 Estimated Partner Product Sales	Effective Royalty Rate	YTD 2023 Royalty Revenue
Kyprolis	$802.4	1.9%	$15.6	$749.4	1.9%	$14.3
Evomela	20.5	20.0%	4.1	24.5	20.0%	4.9
Teriparatide injection(a)	15.6	26.3%	4.1	23.2	30.6%	7.1
Rylaze	210.5	2.9%	6.2	181.0	3.1%	5.6
Filspari	46.7	9.0%	4.2	6.7	9.0%	0.6
Vaxneuvance	402.4	0.6%	2.5	272.3	0.6%	1.7
Other	195.2	2.2%	4.3	134.9	2.5%	3.4
Total	$1,693.3		$41.0	$1,392.0		$37.6
(a) We receive tiered profit sharing of 25% on quarterly profits less than $3.75 million, 35% on quarterly profits greater than $3.75 million but less than $7.5 million and 40% on quarterly profits greater than $7.5 million.

Contract revenue includes service revenue, license fees and development, regulatory and sales based milestone payments.
Operating Costs and Expenses

(Dollars in thousands)	Q2 2024	% of Revenue	Q2 2023	% of Revenue	YTD 2024	% of Revenue	YTD 2023	% of Revenue
Cost of Captisol	$2,906		$1,669		$5,788		$5,386
Amortization of intangibles	8,257		8,539		16,443		17,078
Research and development	5,354		6,854		11,325		13,517
General and administrative	17,623		11,287		28,574		22,142
Financial royalty assets impairment	26,491		$—		26,491		—
Total operating costs and expenses	$60,631	146%	$28,349	108%	$88,621	122%	$58,123	83%

Q2 2024 vs. Q2 2023
Total operating costs and expenses increased by $32.3 million, or 114%, to $60.6 million in Q2 2024 compared to $28.3 million in Q2 2023, primarily due to the $26.5 million financial royalty asset impairment.
Cost of Captisol increased by $1.2 million, or 74%, to $2.9 million in Q2 2024 compared to $1.7 million in Q2 2023, with the increase primarily due to the higher Captisol sales this quarter.
Amortization of intangibles decreased by $0.3 million, or 3%, to $8.3 million in Q2 2024 compared to $8.5 million in Q2 2023 with the decrease primarily due to the cessation of amortization of certain Pelican intangibles resulting from the sale of the Pelican business.

At any one time, we are working on multiple R&D programs. As such, we generally do not track our R&D expenses on a specific program basis. Research and development expense was $5.4 million for Q2 2024, compared with $6.9 million for Q2 2023, with the decrease primarily due to sale of the Pelican business in September 2023, offset by the increase in R&D expenses related to the acquisition of Novan (Pelthos)in September 2023.
General and administrative expense was $17.6 million for Q2 2024, compared to $11.3 million for Q2 2023, with the increase primarily due to the increase in stock compensation for new hires in 2024 and a Q2 2024 stock compensation award modification.
Financial royalty asset impairment was $26.5 million for Q2 2024, compared to zero for Q2 2023, with the increase due to the Takeda's Soticlestat missing its phase 3 clinical trial primarily endpoint of reducing the frequency of convulsive seizures for patients with Dravet Syndrome.
YTD 2024 vs. YTD 2023
Total operating costs and expenses increased by $30.5 million, or 52%, to $88.6 million in YTD 2024 compared to $58.1 million in YTD 2023, primarily due to the $26.5 million financial royalty asset impairment.
Cost of Captisol increased by $0.4 million, or 7%, to $5.8 million in YTD 2024 compared to $5.4 million in YTD 2023, with the increase primarily due to the higher Captisol sales in YTD 2024.
Amortization of intangibles decreased by $0.6 million, or 4%, to $16.4 million in YTD 2024 compared to $17.1 million in YTD 2023 with the decrease primarily due to the cessation of amortization of certain Pelican intangibles resulting from the sale of the Pelican business.
At any one time, we are working on multiple R&D programs. As such, we generally do not track our R&D expenses on a specific program basis. Research and development expense was $11.3 million for YTD 2024, compared with $13.5 million for YTD 2023, with the decrease primarily due to sale of the Pelican business in September 2023, offset by the increase in R&D expenses related to the acquisition of Novan (Pelthos) in September 2023.
General and administrative expense was $28.6 million for YTD 2024, compared to $22.1 million for YTD 2023, with the increase primarily due to the increase in stock compensation for new hires in 2024 and a Q2 2024 stock compensation award modification.
Financial royalty asset impairment was $26.5 million for YTD 2024, compared to zero for YTD 2023, with the increase due to the Takeda's Soticlestat missing its phase 3 clinical trial primarily endpoint of reducing the frequency of convulsive seizures for patients with Dravet Syndrome.
Non-operating Income and Expenses

(Dollars in thousands)	Q2 2024	Q2 2023	Change	YTD 2024	YTD 2023	Change
(Loss) gain from short-term investments	$(14,256)	$3,991	$(18,247)	$96,516	$43,524	$52,992
Interest income	2,757	2,320	437	4,777	3,755	1,022
Interest expense	(1,268)	(284)	(984)	(1,411)	(524)	(887)
Other non-operating expense, net	(33,523)	(873)	(32,650)	(35,713)	(270)	(35,443)
Total non-operating income and expenses, net	$(46,290)	$5,154	$(51,444)	$64,169	$46,485	$17,684

Q2 2024 vs. Q2 2023
The fluctuation in the (loss) gain from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock, a collar arrangement we have executed in Q2 2024 to hedge against the fluctuation in Viking's share price, and other equity security investments. The loss from short-term investments was $14.3 million in Q2 2024 as compared to the gain from short-term investments of $4.0 million in Q2 2023. In Q2 2024, we recorded an unrealized loss on Viking shares of $29.0 million compared to a $13.5 million unrealized loss in Q2 2023. In Q2 2024, the fair value adjustment to the collar agreement executed in Q2 2024 was a gain of $15.2 million. We did not have a comparable collar agreement in Q2 2023. In Q2 2023, we sold 1.3 million shares of Viking common stock and recognized a total realized gain of $16.6 million. We sold no shares of Viking common stock in Q2 2024.
Interest income consists primarily of interest earned on our short-term investments. The increase over the prior year was due to the increase in average investment balances in Q2 2024 compared to Q2 2023.

In Q2 2024, interest expense consists primarily of a royalty and milestone payments purchase agreement, entered by Novan (Pelthos) in 2019, and assumed as part of the acquisition in September 2023. In Q2 2023, interest expense consists primarily of the 0.75% coupon cash interest expense and the non-cash accretion of discount (including the amortization of debt issuance cost) on our 2023 Notes. In May 2023, the 2023 Notes matured, and we paid the remaining $76.9 million principal amount and $0.3 million accrued interest in cash. The increase in interest expense in Q2 2024 was primarily driven by a $1.1 million interest expense related to the Novan (Pelthos) royalty and milestone payments purchase agreement.
Other non-operating expense, net, primarily consists of fair value adjustments to Primrose Bio investments, equity method loss related to Primrose Bio, and mark-to-market adjustments on derivatives (other than Collar arrangement) and CVRs. Other non-operating expense, net, in Q2 2024 increased by $32.7 million as compared to Q2 2023, primarily due to the revaluation of Primrose investments and the equity method loss related to Primrose Bio in Q2 2024.
YTD 2024 vs. YTD 2023
The fluctuation in the (loss) gain from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock, a collar arrangement we executed in Q2 2024 to hedge against the fluctuation in Viking's share price, and other equity security investments. The gain from short-term investments was $96.5 million in YTD 2024 as compared to $43.5 million in YTD 2023. In YTD 2024, we recorded an unrealized gain on Viking shares of $21.8 million compared to a $5.1 million unrealized gain in YTD 2023. In YTD 2024, the fair value adjustment to the collar agreement executed in Q2 2024 was a gain of $15.2 million. We did not have a comparable collar agreement in YTD 2023.
Interest income consists primarily of interest earned on our short-term investments. The increase over the prior year was due to the increase in average investment balances in YTD 2024 compared to YTD 2023.
Interest expense consists primarily of the 0.75% coupon cash interest expense and the non-cash accretion of discount (including the amortization of debt issuance cost) on our 2023 Notes along with a royalty and milestone payments purchase agreement, entered by Novan (Pelthos) in 2019, and assumed as part of the acquisition in September 2023. In May 2023, the 2023 Notes matured. The increase in interest expense in YTD 2024 was primarily driven by a $1.1 million interest expense related to the Novan (Pelthos) royalty and milestone payments purchase agreement.
Gain on derivative instruments consists of change in fair value of Primrose mRnA derivative and Agenus derivatives. We did not have the comparable derivatives in YTD 2023.
Other non-operating expense, net, primarily consists of change in fair value adjustments to Primrose Bio investments, equity method loss related to Primrose Bio, and mark-to-market adjustments on CVRs. Other non-operating expense, net, in YTD 2024 increased by $35.4 million as compared to YTD 2023, primarily due to the revaluation of Primrose investments and the equity method loss related to Primrose Bio in YTD 2024.
Income Tax Expense

(Dollars in thousands)	Q2 2024	Q2 2023	Change	YTD 2024	YTD 2023	Change
Loss (income) before income taxes	$(65,390)	$3,171	$(68,561)	$48,057	$58,707	$(10,650)
Income tax benefit (expense)	13,479	(881)	14,360	(13,829)	(12,803)	(1,026)
Loss (income) from operations	$(51,911)	$2,290	$(54,201)	$34,228	$45,904	$(11,676)
Effective tax rate	20.6%	27.8%		28.8%	21.8%

We compute our income tax provision by applying the estimated annual effective tax rate to income from operations and adding the effects of any discrete income tax items specific to the period. The effective tax rate for the three months ended June 30, 2024 and 2023 was 20.6% and 27.8%, respectively. The effective tax rate for the six months ended June 30, 2024 and 2023 was 28.8% and 21.8%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2024 was primarily due to Internal Revenue Code Section 162(m) limitation on deduction for officer compensation, other non-deductible items, and change in reserve, which were partially offset by the foreign derived intangible income tax benefit. The variance from the U.S. federal tax rate of 21% for the three and six months ended June 30, 2023 was primarily due to the tax deductions related to foreign derived intangible income tax benefit as well as the research and development tax credits, which were partially offset by the Section 162(m) limitation during the period.

Net Loss from Discontinued Operations
Net loss from discontinued operations for Q2 2024 and Q2 2023 was zero. Net loss from discontinued operations for YTD 2024 and YTD 2023 was zero and $1.7 million, respectively .See additional information in “Item 1. Condensed Consolidated Financial Statements —Notes to Condensed Consolidated Financial Statements—Note 5, Spin-off of OmniAb.”

Liquidity and Capital Resources
As of June 30, 2024, our cash, cash equivalents, and short-term investments totaled $226.9 million, which increased by $56.6 million from the end of last year due to factors described in the Cash Flow Summary below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and short-term investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.
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
On September 30, 2022, we entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. The Agent will receive a commission from the Company of up to 3% of the gross proceeds of any shares of common stock sold under the Sales Agreement. Shares of our common stock may be issued and sold pursuant to the Sales Agreement under the registration statement on Form S-3 we filed on September 30, 2022. As of June 30, 2024, we have not sold any shares of common stock under the Sales Agreement.
Our Board of Directors has approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50 million of our common stock from time to time through April 2026. We expect to acquire shares, if at all, primarily through open-market transactions in accordance with all applicable requirements of Rule 10b-18 of the Exchange Act. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Authorization to repurchase $50 million of our common stock remained available as of June 30, 2024.
On October 12, 2023, we entered into the $75 million Revolving Credit Facility, under which the Lenders, the Swingline Lender and the L/C Issuer (each as defined in the Credit Agreement) agreed to make loans and other financial accommodations to us in an aggregate amount of up to $75 million. Borrowings under the Revolving Credit Facility accrue interest at a rate equal to either Term SOFR Rate or a specified base rate plus an applicable margin linked to our leverage ratio, ranging from 1.75% to 2.50% per annum for Term SOFR Rate loans and 0.75% to 1.50% per annum for base rate loans. The Revolving Credit Facility is subject to a commitment fee payable on the unused Revolving Credit Facility commitments ranging from 0.30% to 0.45%, depending on our leverage ratio. During the term of the Revolving Credit Facility, we may borrow, repay and re-borrow amounts available under the Revolving Credit Facility, subject to voluntary reductions of the swing line, letter of credit and revolving credit commitments.
On July 8, 2024, we entered into the first Amendment to the Revolving Credit Facility which amends the Credit Agreement to, among other things, increase the aggregate revolving credit facility amount from $75 million to $125 million.
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
As of June 30, 2024, we had $74.4 million in available borrowing under the Revolving Credit Facility, after utilizing $0.6 million for letter of credit. The maturity date of the Revolving Credit Facility is October 12, 2026.
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
As of June 30, 2024, we had $4.2 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.

Cash Flow Summary

(Dollars in thousands)	YTD 2024	YTD 2023
Net cash provided by (used in):
Operating activities	$32,046	$33,866
Investing activities	$(58,534)	$18,105
Financing activities	$21,673	$(68,532)
During the six months ended June 30, 2024, we generated cash from operations primarily due to net income. During the six months ended June 30, 2024, we used cash in investing activities primarily for purchases of short-term investments, Agenus derivative assets, financial royalty assets and Palvella notes receivable, partially offset by cash from sale and maturity of short-term investments, including Viking shares, and cash proceeds from financial royalty assets. During the six months ended June 30, 2024, we generated cash from financing activities primarily due to net proceeds from stock options exercises and ESPP.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to our market risks in the six months ended June 30, 2024, when compared to the disclosures in Item 7A of our 2023 Annual Report.

Item 4.    Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2024 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings
For information that updates the disclosures set forth under Part I. Item 3. Legal Proceedings in our 2023 Annual Report, refer to Note 11, Commitment and Contingencies: Legal Proceedings, to the Condensed Consolidated Financial Statements contained in Part I. Item 1. of this report.

Item 1A. Risk Factors
We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2023 Annual Report. The risk factors described in our 2023 Annual Report are not the only risks we face. Factors we currently do not know, factors that we currently consider immaterial or factors that are not specific to us, such as general economic and political conditions, may also materially adversely affect our business or our consolidated operating results, financial condition or cash flows.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended June 30, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1†	Agreement on the Acquisition of Stocks in Apeiron Biologics AG entered on July 8, 2024, between Ligand Pharmaceuticals Incorporated and the sellers.					X
3.1	Fifth Amended and Restated Bylaws of the Company	8-K	001-33093	4/19/2024	3.1
10.1	First Amendment to Credit Agreement, dated as of July 8, 2024, among Ligand Pharmaceuticals Incorporated, certain of its subsidiaries, as Guarantors, the Lenders, and Citibank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer.					X
10.2†	Purchase and Sale Agreement, dated May 6, 2024, by and among Ligand Pharmaceuticals Incorporated, Agenus Inc., Agenus Royalty Fund, LLC, and Agenus Holdings 2024, LLC.					X
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Stockholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.					X

* These certifications are deemed not filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

† Certain portions of this exhibit (indicated by asterisks) have been omitted because they are both not material and are the type that Ligand treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2024	By:	/s/ Octavio Espinoza
Octavio Espinoza
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer