Form 10-Q
period 2024-09-30
LIGAND PHARMACEUTICALS INC
filed 2024-11-08
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 5, 2024, the registrant had 18,895,373 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2023 Annual Report	Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 29, 2024
2023 Notes	$750.0 million aggregate principal amount of convertible senior unsecured notes due 2023
APAC	Avista Public Acquisition Corp. II (prior to its domestication in Delaware and change of name to OmniAb, Inc.)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
Distribution	The separation of OmniAb Business through a spin-off of OmniAb to Ligand’s shareholders of record as of October 26, 2022 on a pro rata basis
ESPP	Ligand Pharmaceuticals Incorporated Employee Stock Purchase Plan, as amended and restated, effective June 6, 2019
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
GAAP	Generally accepted accounting principles in the United States
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
Merger Agreement	Agreement and Plan of Merger, dated as of March 23, 2022, among APAC, Ligand, OmniAb and Merger Sub
Merger Sub	Orwell Merger Sub, Inc., a wholly owned subsidiary of APAC
Metabasis	Metabasis Therapeutics, Inc.
NDA	New Drug Application
New OmniAb	OmniAb, Inc. (formerly known as Avista Public Acquisition Corp. II and after it domestication in Delaware)
OmniAb	OmniAb Operations, Inc. (formerly known as OmniAb, Inc. and prior to being spun off by the Company)
OmniAb Business	Ligand's antibody discovery business (prior to being spun off by the Company)
PDUFA	Prescription Drug User Fee Act
Q3 2023	The Company's fiscal quarter ended September 30, 2023
Q3 2024	The Company's fiscal quarter ended September 30, 2024
SBC	Share-based compensation expense
SEC	Securities and Exchange Commission
Separation Agreement	Separation and Distribution Agreement, dated as of March 23, 2022, among APAC, Ligand and OmniAb
Takeda	Takeda Pharmaceutical Company Limited
Travere	Travere Therapeutics, Inc.
Viking	Viking Therapeutics, Inc.

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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$63,619	$22,954
Short-term investments	156,024	147,355
Accounts receivable, net	34,318	32,917
Inventory	16,740	23,969
Income taxes receivable	7,813	6,395
Current derivative assets	11,133	—
Other current assets	19,741	3,839
Total current assets	309,388	237,429
Intangible assets, net	274,905	299,606
Goodwill	105,250	103,370
Long-term portion of financial royalty assets, net	199,251	62,291
Noncurrent derivative assets	19,246	3,531
Property and equipment, net	15,094	15,607
Operating lease right-of-use assets	7,157	6,062
Finance lease right-of-use assets	2,940	3,393
Equity method investment in Primrose Bio	1,245	12,595
Other investments	11,908	36,726
Deferred income taxes, net	78	214
Other assets	8,404	6,392
Total assets	$954,866	$787,216
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,694	$2,427
Accrued liabilities	15,600	12,467
Income taxes payable	2,108	—
Deferred revenue	1,152	1,222
Current contingent liabilities	128	256
Current operating lease liabilities	1,066	403
Current finance lease liabilities	24	7
Total current liabilities	24,772	16,782
Long-term deferred revenue	2,508	1,444
Long-term contingent liabilities	3,863	2,942
Long-term operating lease liabilities	6,267	5,755
Deferred income taxes, net	46,404	31,622
Other long-term liabilities	29,874	27,758
Total liabilities	113,688	86,303
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 18,760 and 17,556 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	19	18
Additional paid-in capital	309,341	198,696
Accumulated other comprehensive loss	1,746	(817)
Retained earnings	530,072	503,016
Total stockholders' equity	841,178	700,913
Total liabilities and stockholders' equity	$954,866	$787,216
See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues and other income:
Revenue from intangible royalty assets	$26,552	$23,863	$67,512	$61,447
Income from financial royalty assets	5,157	25	6,454	1,026
Royalties	31,709	23,888	73,966	62,473
Captisol	6,255	8,608	22,967	24,450
Contract revenue and other income	13,848	372	27,388	16,290
Total revenues and other income	51,812	32,868	124,321	103,213
Operating costs and expenses:
Cost of Captisol	2,449	3,485	8,237	8,871
Amortization of intangibles	8,258	8,238	24,701	25,316
Research and development	5,675	5,532	17,000	19,049
General and administrative	24,475	14,656	53,049	36,798
Financial royalty assets impairment	—	—	26,491	—
Fair value adjustments to partner program derivatives	7,812	—	7,812	—
Total operating costs and expenses	48,669	31,911	137,290	90,034
Gain on sale of Pelican	—	(2,121)	—	(2,121)
Operating income (loss) from continuing operations	3,143	3,078	(12,969)	15,300
Non-operating income and expenses:
Gain (loss) from short-term investments	2,407	(13,184)	98,923	30,340
Interest income	1,347	2,263	6,124	6,018
Interest expense	(741)	(1)	(2,154)	(525)
Other non-operating expense, net	(12,495)	(4,300)	(48,206)	(4,570)
Total non-operating (expenses) income, net	(9,482)	(15,222)	54,687	31,263
(Loss) income before income taxes from continuing operations	(6,339)	(12,144)	41,718	46,563
Income tax benefit (expense)	(833)	1,871	(14,662)	(10,932)
Net (loss) income from continuing operations	(7,172)	(10,273)	27,056	35,631
Net loss from discontinued operations	—	—	—	(1,665)
Net (loss) income	$(7,172)	$(10,273)	$27,056	$33,966

Basic net (loss) income from continuing operations per share	$(0.39)	$(0.59)	$1.50	$2.07
Basic net loss from discontinued operations per share	$—	$—	$—	$(0.10)
Basic net (loss) income per share	$(0.39)	$(0.59)	$1.50	$1.97
Shares used in basic per share calculation	18,419	17,380	18,061	17,241

Diluted net (loss) income from continuing operations per share	$(0.39)	$(0.59)	$1.46	$2.00
Diluted net loss from discontinued operations per share	$—	$—	—	$(0.09)
Diluted net (loss) income per share	$(0.39)	$(0.59)	1.46	$1.91
Shares used in diluted per share calculation	18,419	17,380	18,574	17,784

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net (loss) income	$(7,172)	$(10,273)	$27,056	$33,966
Unrealized net (loss) gain on available-for-sale securities, net of tax	121	23	3	40
Foreign currency translation adjustment, net of tax	2,560	—	2,560	—
Comprehensive (loss) income	$(4,491)	$(10,250)	$29,619	$34,006

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional paid in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2023	17,556	$18	$198,696	$(817)	$503,016	$700,913
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	368	—	12,228	—	—	12,228
Share-based compensation	—	—	7,334	—	—	7,334
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(93)	—	(93)
Net income	—	—	—	—	86,139	86,139
Balance at March 31, 2024	17,924	$18	$218,258	$(910)	$589,155	$806,521
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	179	1	9,552	—	—	9,553
Share-based compensation	—	—	11,060	—	—	11,060
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(51,911)	(51,911)
Balance at June 30, 2024	18,103	$19	$238,870	$(935)	$537,244	$775,198
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	323	—	21,270	—	—	21,270
Issuance of common stock under ATM, net of commissions and fees	334	—	34,030	—	—	34,030
Share-based compensation	—	—	15,171	—	—	15,171
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	121	—	121
Foreign currency translation adjustment, net of tax	—	—		2,560	—	2,560
Net loss	—	—	—	—	(7,172)	(7,172)
Balance at September 30, 2024	18,760	$19	$309,341	$1,746	$530,072	$841,178

	Common Stock		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2022	16,951	$17	$147,590	$(984)	$450,862	$597,485
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	183	—	(762)	—	—	(762)
Share-based compensation	—	—	5,931	—	—	5,931
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	49	—	49
Final distribution of OmniAb	—	—	1,665	—	—	1,665
Net income	—	—	—	—	41,949	41,949
Balance at March 31, 2023	17,134	$17	$154,424	$(935)	$492,811	$646,317
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	218	—	9,110	—	—	9,110
Share-based compensation	—	—	7,207	—	—	7,207
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(32)	—	(32)
Net income	—	—	—	—	2,290	2,290
Balance at June 30, 2023	17,352	$17	$170,741	$(967)	$495,101	$664,892
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	69	1	3,284	—	—	3,285
Share-based compensation	—	—	6,884	—	—	6,884
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	23	—	23
Tax return to provision	—	—	3,085	—	—	3,085
Net loss	—	—	—	—	(10,273)	(10,273)
Balance at September 30, 2023	17,421	$18	$183,994	$(944)	$484,828	$667,896

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net income	$27,056	$33,966
Adjustments to reconcile net income to net cash provided by operating activities:
Change in estimated fair value of contingent liabilities	993	132
Depreciation and amortization of intangible assets	26,612	27,605
Amortization of premium on investments, net	(725)	(938)
Amortization of debt discount and issuance fees	314	159
Non-cash income from financial royalty assets	(4,687)	(883)
CECL adjustment to financial royalty assets	(3,463)	3,190
Impairment loss of financial royalty assets	26,491	924
Loss on derivative assets	14,655	—
Gain on sale of Pelican	—	(2,121)
Losses from equity method investment in Primrose Bio	11,576	—
Fair value adjustment to Primrose Bio securities investments	25,788	—
Share-based compensation	33,565	20,022
Deferred income taxes	(3,108)	6,761
Gain from short-term investments	(98,923)	(30,340)
Lease amortization expense	1,555	1,231
Other	3,123	215
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(794)	(5,436)
Inventory	7,053	(11,577)
Accounts payable and accrued liabilities	2,617	(7,461)
Income tax receivable and payable	(607)	5,818
Deferred revenue	(1,172)	226
Other assets and liabilities	657	19
Net cash provided by operating activities	68,576	41,512

Cash flows from investing activities:
Acquisition of financial royalty assets	(17,819)	—
Proceeds from financial royalty assets	4,892	349
Purchase of short-term investments	(133,629)	(107,262)
Proceeds from sale of short-term investments	189,563	96,318
Proceeds from maturity of short-term investments	27,751	37,941
Cash paid for investment in Primrose Bio	(998)	(15,235)
Cash paid for Palvella notes receivable	(2,500)	—
Cash paid for Novan acquisition, net of restricted cash received	—	(10,405)
Cash paid for the Agenus transaction	(75,000)	—
Cash paid for Apeiron acquisition, net of cash received	(91,996)	—
Cash paid for InvIOs investment	(4,196)	—
Purchase of property and equipment	(1,109)	(3,104)
Net cash (used in) provided by investing activities	(105,041)	(1,398)

Cash flows from financing activities:
Proceeds from ATM sales, net of commissions and fees	34,030	—
Repayment at maturity/repurchase of 2023 Notes	—	(76,854)
Payments under finance lease obligations	(19)	(40)
Net proceeds from stock option exercises and ESPP	46,251	15,922
Taxes paid related to net share settlement of equity awards	(3,201)	(4,290)
Cash paid for debt issuance costs	(308)	—
Net cash provided by (used in) financing activities	76,753	(65,262)
Effect of exchange rate changes on cash and cash equivalents	377	—
Net increase in cash and cash equivalents	40,665	(25,148)
Cash and cash equivalents at beginning of period	22,954	45,006
Cash and cash equivalents at end of period	$63,619	$19,858

Supplemental disclosure of cash flow information:
Interest paid	$262	$288
Taxes paid	$17,346	$10
Restricted cash in other assets	$—	$583
Acquisitions:
Fair value of tangible assets acquired, net of cash and restricted cash received	$8,965	$17,887
Goodwill	—	3,709
Financial royalty assets	106,156	—
Intangible assets	—	10,700
Liabilities assumed	(23,125)	(21,891)
Net cash paid for acquisitions	$91,996	$10,405

Supplemental schedule of non-cash activity:
Accrued Primrose transaction costs	$—	$1,013
Addition of right-of-use assets and lease liabilities	$1,769	$—
Accrued fixed asset purchases	$289	$409
Accrued debt issuance costs	$8	$—
Unrealized gain on AFS investments, net of tax	$3	$40

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
Reclassification
Certain reclassifications have been made to the previously issued audited consolidated financial statements to conform with the current period presentation. Specifically, within the consolidated balance sheet as of December 31, 2023, our commercial license and other economic rights line has been reclassified to long-term portion of financial royalty assets, net, and to other assets, and a portion of other investments has been reclassified from other assets. Moreover, noncurrent derivative assets as of December 31, 2023, have been reclassified from other assets.
In addition, within the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2023, royalties have been reclassified to revenue from intangible royalty assets, and a portion of the contract revenue has been reclassified to income from financial royalty assets.
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
Revenue and Other Income
Our revenue is generated primarily from royalties on sales of products commercialized by our partners, Captisol material sales, income from financial royalty assets, and contract revenue for license fees, technical, regulatory and sales-based milestone payments. Other operating income is primarily related to milestone income received for financial royalty assets that have been fully amortized or where there is no underlying asset recognized on the consolidated balance sheets.
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
Deferred Revenue
Depending on the terms of the arrangement, we may also defer a portion of the consideration received because we have to satisfy a future obligation. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheet. Except for royalty revenue and certain service revenue, we generally receive payment at the point we satisfy our obligation or soon after. Any fees billed in advance of being earned are recorded as deferred revenue. During the three and nine months ended September 30, 2024, the amount recognized as revenue that was previously deferred was $0.2 million and $1.2 million, respectively. During the three and nine months ended September 30, 2023, the amount recognized as revenue that was previously deferred was immaterial.
Disaggregation of Revenue
The following table represents disaggregation of royalties, Captisol and contract revenue and other income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Royalties
Kyprolis	$11,599	$10,537	$27,229	$24,862
Evomela	1,747	2,497	5,877	7,404
Teriparatide injection	2,376	2,800	6,520	9,913
Rylaze	3,886	3,678	10,070	9,315
Filspari	3,206	1,122	7,402	1,707
Vaxneuvance	1,466	1,313	3,962	2,990
Other	2,272	1,916	6,452	5,256
Revenue from intangible royalty assets	26,552	23,863	67,512	61,447
Income from financial royalty assets	5,157	25	6,454	1,026
	31,709	23,888	73,966	62,473

Captisol	6,255	8,608	22,967	24,450

Contract revenue and other income
Milestone and other	13,848	372	25,444	16,290
Other income	—	—	1,944	—
Contract revenue and other income	13,848	372	27,388	16,290

Total	$51,812	$32,868	$124,321	$103,213

Short-term Investments
Our short-term investments consist of the following at September 30, 2024 and December 31, 2023 (in thousands):

September 30, 2024	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Bond fund	$39,512	$—	$(265)	$39,247
U.S. government securities	19,051	31	—	19,082
Bank deposits	12,280	21	—	12,301
Corporate bonds	10,969	30	(3)	10,996
Commercial paper	10,591	5	(1)	10,595
Corporate equity securities	6,551	—	(6,058)	493
	$98,954	$87	$(6,327)	92,714
Viking common stock				63,310
Total short-term investments				$156,024

December 31, 2023
Bond fund	$63,763	$—	$(537)	$63,226
Bank deposits	17,165	12	(1)	17,176
Corporate bonds	14,850	40	(2)	14,888
Commercial paper	11,578	9	(1)	11,586
U.S. government securities	6,736	18	(3)	6,751
Municipal bonds	1,007	—	(4)	1,003
Corporate equity securities	5,775	—	(5,235)	540
	$120,874	$79	$(5,783)	115,170
Viking common stock				32,185
Total short-term investments				$147,355

During the nine months ended September 30, 2024, we sold 0.7 million shares of Viking common stock and recognized a realized gain of $60.0 million in total. We did not sell Viking common stock during the three months ended September 30, 2024. During the nine months ended September 30, 2023, we sold 4.5 million shares of Viking common stock and recognized a realized gain of $37.2 million in total. During the three months ended September 30, 2023, there were no sales of Viking common stock.
Gain (loss) from short-term investments in our condensed consolidated statements of operations includes both realized and unrealized gain (loss) from our short-term investments in public equity and warrant securities.
Allowances are recorded for available-for-sale debt securities with unrealized losses. This limits the amount of credit losses that can be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The provisions of the credit losses standard did not have a material impact on our available-for-sale debt securities during the three and nine months ended September 30, 2024 and 2023.
The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	September 30, 2024
	Amortized Cost	Fair Value
Within one year	$91,072	$91,152
After one year through five years	4,647	4,655
Total	$95,719	$95,807
Our investment policy is capital preservation and we only invest in U.S.-dollar denominated investments. We held a total of 32 investments which were in an unrealized loss position with a total of $0.01 million unrealized losses as of September 30, 2024. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses are largely due to changes in interest rates and not to unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. In July 2024, we sold certain securities before the recovery of the amortized cost basis to fund the Apeiron acquisition. Accordingly, we wrote down the amortized cost of $0.05 million during the nine months ended September 30, 2024. We do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of the amortized cost basis as of September 30, 2024. Accordingly, there was no credit loss recognized for the three months ended September 30, 2024. There were no credit losses recognized for the three and nine months ended September 30, 2023.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable arise primarily from sales on credit to customers. We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. During the three and nine months ended September 30, 2024, we considered the current and expected economic and market conditions and concluded a decrease of $0.01 million and a decrease of $0.13 million in the allowance for credit losses, respectively. During the three and nine months ended September 30, 2023, we considered the current and expected economic and market conditions and concluded an increase of $0.10 million and an increase of $0.14 million in the allowance for credit losses, respectively.
Inventory
Inventory, which consists of finished goods (Captisol), is stated at the lower of cost or net realizable value. We determine cost using the specific identification method.
We analyze our inventory levels periodically and write down inventory to net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There was a $0.1 million and $0.2 million write-down recorded against inventory for the three and nine months ended September 30, 2024, respectively. There was no write-down recorded against inventory for the three and nine months ended September 30, 2023. In addition to finished goods, as of September 30, 2024 and December 31, 2023, inventory included prepayments of $3.3 million and $4.6 million, respectively, to our supplier for Captisol.

Goodwill and Other Identifiable Intangible Assets
Goodwill and other identifiable intangible assets consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Indefinite-lived intangible assets
Goodwill	$105,250	$103,370
Definite lived intangible assets
Complete technology	39,249	42,911
Less: accumulated amortization	(19,072)	(20,894)
Trade name	2,642	2,642
Less: accumulated amortization	(1,810)	(1,710)
Customer relationships	29,600	29,600
Less: accumulated amortization	(20,280)	(19,161)
Contractual relationships	360,000	360,000
Less: accumulated amortization	(115,424)	(93,782)
Total goodwill and other identifiable intangible assets, net	$380,155	$402,976

Financial Royalty Assets, net (formerly known as Commercial License Rights)
Financial royalty assets represent a portfolio of future milestone and royalty payment rights acquired that are passive in nature (i.e., we do not own the intellectual property or have the right to commercialize the underlying products).
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
The carrying value of financial royalty assets is presented net of the cumulative allowance for changes in expected future cash flows and expected credit losses. The initial amount and subsequent revisions in allowances for changes in expected future cash flows and expected credit losses are recorded as part of general and administrative expenses on the condensed consolidated statements of operations.
When we are reasonably certain that a part of a financial royalty asset’s net carrying value (or all of it) is not recoverable, we recognize a permanent impairment which is recorded in a financial royalty asset impairment on the condensed consolidated statements of operations. To the extent there was an allowance previously recorded for this asset, the amount of such impairment is written off against the allowance at the time that such a determination is made. Any future recoveries from such impairment are recognized when cash is collected in a respective period earnings.
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
In addition, we have entered into a collar arrangement to hedge against the fluctuation risk in Viking's share price (the “Viking Share Collar”). However, because the Viking stock investment is remeasured at fair value through earnings under ASC 321, the Viking Share Collar is not eligible for hedge accounting, but is considered as an economic hedge. All derivatives are measured at fair value on the consolidated balance sheets.
Derivative assets consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Agenus Upsize Option (expires on 6/30/25)	$3,815	$—
Viking shares collar	7,318	—
Total current derivative assets	$11,133	$—

Primrose mRNA	$2,921	$3,531
Agenus Partner Programs	14,099	—
Agenus Warrant (5 years contractual term)	2,226	—
Total noncurrent derivative assets	$19,246	$3,531
A change in the fair value of the Viking Shares Collar that amounted to $(7.9) million and $7.3 million during the three and nine months ended September 30, 2024, respectively, are included in gain (loss) from short-term investments within the condensed consolidated statements of operations. A change in the fair value of Agenus Partner Programs that amounted to $(7.2) million during the three and nine months ended September 30, 2024 is included in fair value adjustments to partner program derivatives within the condensed consolidated statements of operations. A change in the fair value of other derivatives that amounted to $(8.0) million and $(6.8) million during the three and nine months ended September 30, 2024, respectively, are recognized in other non-operating expense, net within the condensed consolidated statements of operations. We acquired the Primrose mRNA derivative on September 18, 2023 with the sale of Pelican business and investment in Primrose Bio transaction. A change in the fair value of the Primrose mRNA derivative that amounted to $(0.6) million during the three and nine months ended September 30, 2024 is included in fair value adjustments to partner program derivatives within the condensed consolidated statements of operations. We did not have any other derivative instruments during the three and nine months ended September 30, 2023.
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
Other Investments
Other investments represent our investments in equity securities of third parties in which we do not have control or significant influence. Our equity securities investments do not have a readily determinable or estimable fair value and are measured using the measurement alternative, which is cost less impairment, if any, and adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The amount of such impairment or adjustment recognized during the period is presented in other non-operating income (expense) in our condensed consolidated statements of operations.
Other investments consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Equity securities in Primrose Bio	$6,712	$32,726
InvIOs investment	4,196	—
Neuritek warrants	—	3,000
Palvella Series C preferred stock	1,000	1,000
Total other investments	$11,908	$36,726
During the three months ended September 30, 2024, we recognized a full impairment for our investment in Neuritek warrants.
Other Assets and Other Current Assets
Other assets include economic rights related to the 2023 expansion of our strategic partnership with Palvella to accelerate Phase 3 development of QTORIN rapamycin for the treatment of Microcystic Lymphatic Malformations (“Microcystic LMs”). According to the terms of the second amendment to our development funding and royalties agreement with Palvella (the “Palvella Second Amendment”). Palvella received an upfront payment of $5 million from Ligand. In return for the upfront payment, among other contractual changes, the tiered royalty payable by Palvella to Ligand was increased to between 8.0% and 9.8% based on annual aggregate worldwide net sales of QTORIN rapamycin. We are not obligated to provide additional funding to Palvella for development or commercialization of QTORIN.
We determined the economic rights related to Palvella should be characterized as a funded research and development arrangement, because the contract designated the funds usage for research and development activities, and thus we account for them in accordance with ASC 730-20, Research and Development Arrangement. We reduce our asset as the funds are expended by Palvella. As of September 30, 2024, of the $5 million upfront funding related to the Palvella Second Amendment, $0.7 million of the funding to Palvella was expended. Our CEO and director, Todd Davis, is a director of Palvella. Mr. Davis recused himself from both board's consideration of the agreement between us and Palvella, including any financial analysis, the terms of the Palvella Second Amendment and the vote to approve the Palvella Second Amendment and the related transactions.
In June 2024, we funded Palvella $2.5 million in exchange for a convertible note with a maturity of three years, which is included in other assets in the condensed consolidated balance sheets.
Other current assets primarily include $2.3 million Employee Retention Credit, $6.6 million current portion of financial royalty assets (disclosed in Note 6, Financial Royalty Assets, net), $2.2 million prepaid expenses, and inventory (raw materials and work in process related to the manufacturing of finished goods) for the preparation of commercial supplies of ZELSUVMI™ by Pelthos Therapeutics, a wholly owned subsidiary of Ligand. For additional information on ZELSUVMI, see Note 4, Acquisitions. Below is a summary of the inventory included in other current assets (in thousands):

	September 30,	December 31,
	2024	2023
Raw materials	$2,495	$420
Work in process	260	195
Total Pelthos inventory in other current assets	$2,755	$615
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Compensation	$3,830	$4,682
Subcontractor	1,756	1,756
Professional fees	3,296	2,394
Customer deposit	621	621
Supplier	276	303
Royalties owed to third parties	2,989	900
Amounts owed to former licensees	—	45
Other	2,832	1,766
Total accrued liabilities	$15,600	$12,467
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
Any change in fair value is recorded in other non-operating expense, net within our condensed consolidated statement of operations. For additional information, see Note 7, Fair Value Measurements.
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Unrecognized tax benefits	$14,481	$14,039
Novan (Pelthos) contract liability	15,324	13,700
Other long-term liabilities	69	19
	$29,874	$27,758
Share-Based Compensation
Share-based compensation expense for awards to employees and non-employee directors is a non-cash expense and is recognized on a straight-line basis over the vesting period. The following table summarizes share-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
SBC - Research and development expenses	$982	$1,639	$2,588	$5,362
SBC - General and administrative expenses	14,189	5,245	30,977	14,660
	$15,171	$6,884	$33,565	$20,022

The increase in share-based compensation for the three and nine months ended September 30, 2024 as compared to the prior periods are primarily due to the one-time stock compensation expense associated with the anticipated departure of our former President and Chief Operating Officer (“COO”) during the third quarter of 2024 and the new hires in 2024.
The fair value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Risk-free interest rate	4.4%	4.3%	4.3%	4.1%
Dividend yield	—	—	—	—
Expected volatility	44.7%	44.7%	44.7%	51.5%
Expected term (years)	4.7	5.2	4.7	5.3

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
Potentially dilutive common shares consist of shares issuable under the 2023 Notes, stock options and restricted stock. Although we paid off the 2023 Notes in May 2023, it would have a dilutive impact when the average market price of our common stock exceeds the maximum conversion price during the nine months ended September 30, 2023. It was our intent and policy to settle conversions through combination settlement, which involved payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. Potentially dilutive common shares from stock options and restricted stock are determined using the average share price for each period under the treasury stock method. In addition, the following amounts are assumed to be used to repurchase shares: proceeds from exercise of stock options and the average amount of unrecognized compensation expense for the awards. For additional information, see Note 10, Stockholders’ Equity.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Weighted average shares outstanding:	18,419	17,380	18,061	17,241
Dilutive potential common shares:
Restricted stock	—	—	173	82
Stock options	—	—	340	302
2023 Notes	—	—	—	159
Shares used to compute diluted income (loss) per share	18,419	17,380	18,574	17,784
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	1,099	4,762	1,815	4,663

For the three months ended September 30, 2024, due to the net loss for the period, the 0.7 million weighted average incremental options and restricted stock awards were anti-dilutive. For the three months ended September 30, 2023, due to the net loss for the period, the 0.3 million weighted average incremental options and restricted stock awards were anti-dilutive.
Foreign Currency Translation
The Euro is the functional currency of Apeiron and the corresponding financial statements have been translated into U.S. Dollars in accordance with ASC 830-30, Translation of Financial Statements. Assets and liabilities are translated at end-of-period rates while revenues and expenses are translated at average rates in effect during the period in which the activity took place. Equity is translated at historical rates and the resulting cumulative translation adjustments are included as a component of accumulated other comprehensive income (loss).
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
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We have not yet completed the assessment of the impact of ASU 2023-09 on our consolidated financial statements.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures. This update requires entities to disaggregate operating expenses into specific categories, such as salaries and wages, depreciation, and amortization, to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. ASU 2024-03 may be applied retrospectively or prospectively. We are currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements and related disclosures.
We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on our consolidated financial statements or disclosures.

2. Agenus Transaction
On May 29, 2024, we closed the transactions pursuant to the $75 million purchase and sale agreement (the “Agenus Agreement”), dated May 6, 2024, among us and Agenus Inc., Agenus Royalty Fund, LLC, and Agenus Holdings 2024, LLC (collectively, “Agenus”). Under the terms of the Agenus Agreement, we received (i) 18.75% of the licensed royalties and 31.875% of the future licensed milestones paid to Agenus on six-partnered oncology programs, including BMS-986442 (Bristol Myers Squibb), AGEN2373 (Gilead Sciences), INCAGN2385 and INCAGN2390 (Incyte), MK-4830 (Merck), and UGN-301 (UroGen Pharma) (collectively referred as “Agenus Partnered Programs”), and (ii) a synthetic 2.625% royalty on future global net sales of Agenus’ novel immuno-oncology botensilimab in combination with balstilimab (“BOT/BAL”) program, collectively subject to certain events which may adjust the royalty and milestone percentages paid to us. In addition, we received the option to commit an additional $25 million in the same assets on a pro rata basis which expires on June 30, 2025 (“Upsize Option”). We have also agreed to allow Agenus to raise up to an additional $100 million bringing the total syndicated purchase price up to an aggregate of $200 million. As part of the Agenus Agreement, Agenus will grant us security over certain assets related to the programs included in the Agenus Agreement, subject to certain customary exceptions.
In connection with entry into the Agenus Agreement, Agenus issued us a 5-year warrant (“Agenus Warrant”) to purchase 867,052 shares of its common stock, at an exercise price equal to $17.30.
We accounted for all Agenus Partnered Programs, Agenus Warrant and Upsize Option as derivative assets. Upsize Option was presented within current derivative assets line (as it expires on June 30, 2025), and the other derivatives were presented in noncurrent derivative assets line in our condensed consolidated balance sheet. Agenus Partnered Programs are recognized as derivative assets under ASC 815, Derivatives and Hedging, as they have different underlyings (milestone payments and royalties). The commercial milestones and royalties are dependent on the development milestones and the commercial milestone and royalties underlyings are not determined to be predominate. The derivative assets were recorded at fair value as of May 29, 2024, and are marked to fair value at each subsequent reporting period.
The fair value of Agenus Partnered Programs derivative assets is determined as a present value of expected future cash flows adjusted for the level of risk appropriate for a respective program stage. During the three months ended September 30, 2024, certain Agenus partners discontinued development of their partnered programs. These programs may be relicensed at a later date, and Ligand would retain its economic interest upon any relicense activity.
The fair value of Agenus Warrant is determined using a Black-Scholes model. The following assumptions were used as of May 29, 2024, and September 30, 2024, respectively: expected term of 4.0 years and 3.7 years, volatility of 84% and 99%, risk-free rate of 4.7% and 3.6%, Agenus Stock price of $15.03 and $5.48.
The fair value of the Upsize Option was determined using the binomial option pricing model under which we assessed and considered the possible upwards and downwards scenarios through the expiration date of the Upsize Option.
See Note 7, Fair Value Measurements, for additional information on the Agenus Partnered Program derivative assets, Agenus Warrant, and Upsize Option.
We accounted for the acquired BOT/BAL rights as a financial royalty asset which is currently put under the non-accrual method as management cannot reliably estimate future cash flows from this program. The amount of BOT/BAL financial royalty asset was determined as a residual value from the $75 million aggregate investment amount, less fair value of all acquired derivative assets as of May 29, 2024.

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
In addition, we will receive 50% of potential development milestones and certain commercial milestones from two contracts previously entered into by Primordial Genetics. The considerations were recognized as derivative assets with a fair value of $3.2 million, at the disposition date, which was included in noncurrent derivative assets in our condensed consolidated balance sheet. They are recognized as derivative assets under ASC 815, Derivatives and Hedging, as they have two underlyings (development and commercial milestones) and (i) the commercial milestones are dependent on the development milestones and (ii) the commercial milestone underlying is not determined to be predominate. The derivative assets were recorded at fair value as of September 18, 2023, and will be marketed to fair value at each reporting period going forward. During the three and nine months ended September 30, 2024, a loss of $0.6 million was recorded to market the derivative assets to fair value and was included in fair value adjustments to partner program derivatives in our condensed consolidated statement of operations. For additional information, see Note 7, Fair Value Measurements.
Investments in Primrose Bio
We account for our common stock investment in Primrose Bio under the equity method as we have the ability to exercise significant influence over Primrose Bio's operating and financial results. In applying the equity method, we record the investment at fair value. Our proportionate share of net loss of Primrose Bio is recorded in our condensed consolidated statements of operations. Our equity method investments are reviewed for indicators of impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other-than-temporary. In June 2024, Primrose Bio received an equity investment from an equity firm. In July 2024, Primrose Bio raised additional funds from another equity firm. As a result, we recognized an impairment loss on our equity method investment in the amount of $5.8 million during the nine months ended September 30, 2024. There was no impairment to our equity method investment during the three months ended September 30, 2024. Our share of the net loss of Primrose Bio for the three and nine months ended September 30, 2024 was $1.2 million and $5.8 million, respectively, which reduced Ligand's equity method investment accordingly. Any income or loss from our equity method investments (including the impairment) is presented in other non-operating income (expense) in our condensed consolidated statement of operations.
We determined that the Series A preferred stock and reserve stock investment in Primrose Bio did not have a readily determinable fair value and therefore elected the measurement alternative in ASC 321 to subsequently record the investment at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. When fair value becomes determinable, from observable price changes in orderly transactions, our investment will be marked to fair value. Our investment in Series A preferred stock and reserve stock has been reduced by $0.03 million and $25.79 million during the three and nine months ended September 30, 2024 in connection with the above mentioned equity funding received by Primrose Bio in June and July 2024.
Former President and Chief Operating Officer Matt Korenberg served as a board member of Primrose Bio beginning in Q4 2023. His employment with Ligand concluded in October 2024, after which Lauren Hay, Vice President of Strategic Planning & Investment Analytics, succeeded him as a board member of Primrose Bio.

4. Acquisitions
Apeiron
On July 15, 2024, we acquired all the outstanding shares of Biologics AG (“Apeiron”), including the royalty rights to QARZIBA® (dinutuximab beta) for the treatment of high-risk neuroblastoma (the “Apeiron Acquisition”) for $100.5 million base consideration. We funded the Apeiron Acquisition from our available cash on hand.
In addition to base consideration, we would also pay Apeiron shareholders an additional consideration based on future commercial and regulatory events, including up to $28.0 million if QARZIBA royalties exceed certain predetermined thresholds by either 2030 or 2034, and pay additional earn-outs on specific future events, primarily related to QARZIBA regulatory approval and commercialization in the USA.
We evaluated this acquisition in accordance with ASC 805, Business Combinations, to discern whether the assets and operations of Apeiron met the definition of a business. We accounted for this transaction as an asset acquisition.
We incurred $4.9 million of transaction costs related to the Apeiron Acquisition, which were included in the amount of total purchase consideration. Financial assets acquired and liabilities assumed in the Apeiron Acquisition were recognized at their fair values. The remaining assets acquired were recognized on a relative fair value basis.
The amount of purchase consideration was allocated to the acquisition date fair values of acquired assets and assumed liabilities as follows (in thousands):

Cash and cash equivalents	$13,437
Contract assets (financial royalty assets)	106,156
Other assets	8,965
Accounts payable and accrued liabilities	(3,740)
Income tax payable	(1,276)
Deferred tax liabilities, net	(18,109)
Total fair value of net assets acquired	$105,433

Contract assets acquired are accounted for as a financial royalty asset, similar to loans receivable and are measured at amortized cost using the prospective effective interest method described in ASC 835-30. The acquired contracts assets include QARZIBA and other development phase contract assets.
As QARZIBA is a commercial phase program, we are able to reasonably estimate future cash flows and, as such, we recognize income from QARZIBA financial royalty assets starting from the Apeiron Acquisition effective date, which is calculated by multiplying the carrying value of the financial royalty asset by the periodic effective interest rate. As described in Note 1, Basis of Presentation and Significant Accounting Policies, the effective interest rate is calculated by forecasting the expected cash flows to be received over the life of the asset relative to the initial invested amount. The effective interest rate is recalculated in each reporting period as the differences between expected cash flows and actual cash flows are realized and as there are changes to expected future cash flows. We account for other Apeiron development phase financial royalty assets on a non-accrual basis as there is a higher level of uncertainty over the related expected cash flows.

For tax purposes this transaction is treated as a stock purchase. As a result, we will not obtain a tax stepped-up basis in Apeiron’s underlying assets and will assume the carryover tax basis. As part of the tax purchase price accounting, deferred tax liabilities of $18.1 million have been recorded to reflect the difference between the book and tax basis of the acquired assets.
We account for the earnout liabilities in the Apeiron Acquisition in accordance with ASC450, Contingencies, and will recognize respective liability when the contingency is resolved, and the liability becomes payable. No earnout liability is recognized as of the acquisition date, and as of September 30, 2024.
In conjunction with the Apeiron Acquisition, we have also invested $4.2 million (including $0.2 million transaction costs) in InvIOs Holding AG ("InvIOs") common shares, a privately held spin-off of Apeiron. This investment was part of an €8 million (approximately $8.8 million) round with other investors which would help finance the research and development of three innovative early-stage immuno-oncology assets. Apeiron has previously outlicensed these assets to InvIOs and is entitled to future royalties and milestone payments.
As the result of this investment, we did not obtain control or significant influence in InvIOs. We determined that common stock of InvIOs did not have a readily determinable fair value and therefore elected the measurement alternative in ASC 321 to subsequently record the investment at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. When fair value becomes determinable, from observable price changes in orderly transactions, our investment will be marked to fair value.
Novan
On September 27, 2023, we closed the transaction to acquire certain assets of Novan, Inc. (“Novan”) pursuant to the agreement we entered into with Novan on July 17, 2023 for $15.0 million in cash (which agreement contemplated Novan filing for bankruptcy relief) and provide up to $15.0 million in debtor-in-possession (“DIP”) financing inclusive of a $3.0 million bridge loan funded on the same day. Novan filed for Chapter 11 reorganization on July 17, 2023. On September 27, 2023, the bankruptcy court approved our $12.2 million bid to purchase from Novan its lead product candidate berdazimer gel, 10.3%, all other assets related to the NITRICIL technology platform and the rights to one commercial stage asset. The remaining commercial assets of Novan were to be sold to other parties pursuant to the bankruptcy court's order. The approved $12.2 million bid was credited to the $15.0 million DIP financing, with the balance of $2.8 million and accrued interest repaid to us.
The Novan acquisition was accounted for as a business combination. We recorded $3.1 million of acquisition-related costs for legal, due diligence and other costs in connection with the acquisition within operating expenses in our condensed consolidated statement of operations for the year ended December 31, 2023.
We have finalized purchase accounting for the Novan acquisition. The following table sets forth an allocation of the purchase price to the identifiable tangible and intangible assets acquired and liabilities assumed, with the excess recorded to goodwill (in thousands):

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

None of the goodwill is deductible for tax purposes. Acquired intangible assets of $10.7 million are related to core technology. The fair value of the core technology was based on the discounted cash flow method that estimated the present value of the potential royalties, milestones, and collaboration revenue streams derived from the licensing of the related technologies. These projected cash flows were discounted to present value using a discount rate of 29%. The fair value of the core technology is being amortized on a straight-line basis over the estimated useful life of 15 years.
Acquired other liabilities of $13.7 million were related to a royalty and milestone payments purchase agreement, entered by Novan in 2019 and assumed as part of the acquisition, which previously provided Novan $25.0 million of funding used primarily in the clinical development of berdazimer gel, 10.3%. Pursuant to the purchase agreement, Novan will pay ongoing quarterly payments, calculated based on an applicable percentage per product of any upfront fees, milestone payments, royalty payments or equivalent payments received by Novan pursuant to any out-license agreement, net of any upfront fees, milestone payments, royalty payments or equivalent payments paid by Novan to third parties pursuant to any agreements under which Novan has in-licensed intellectual property with respect to such products. If Novan decides to commercialize any product on its own following regulatory approval, as opposed to commercializing through an out-license agreement or other third-party arrangement, Novan will be obligated to pay a low single digits royalty on net sales of such products. This contract liability was fair valued based on the discounted cash flow method that estimated the present value of the potential royalties, milestones, and collaboration revenue streams derived from the related programs mentioned above, by applying a discount rate of 14% (revenue risk-adjusted discount rate).
On April 3, 2024, we announced the creation of Pelthos Therapeutics to focus on the commercialization of innovative, safe, and efficacious therapeutic products for patients suffering from conditions with limited treatment options. ZELSUVMI (berdazimer topical gel, 10.3%), its first product, is the FDA-approved prescription medicine for the treatment of the highly transmissible molluscum contagiosum (molluscum) viral skin infection in adults and pediatric patients one year of age and older. ZELSUVMI received a Novel Drug designation from the FDA in January 2024 to treat molluscum viral skin infection. ZELSUVMI was developed using Pelthos' proprietary nitric oxide-based NITRICIL™ technology platform. The rights to ZELSUVMI and all assets related to the NITRICIL technology platform were acquired from Novan in September 2023 in the Novan acquisition described above.

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
Discontinued operations
In connection with the merger, the Company determined its antibody discovery business qualified for discontinued operations accounting treatment in accordance with ASC 205-20. We recognized a $1.7 million tax provision adjustment related to deferred taxes, during the nine months ended September 30, 2023, that was attributable to the discontinued operations.

6. Financial Royalty Assets, net (formerly known as Commercial License Rights)
Financial royalty assets consist of the following (in thousands):

	September 30, 2024			December 31, 2023
	Gross carrying value(2)	Allowance (1)	Net carrying value (2)	Gross carrying value	Allowance (1)	Net carrying value
Apeiron	$113,371	$(735)	$112,636	$—	$—	$—
Agenus (Bot/Bal)	40,815	(408)	40,407	—	—	—
Elutia (CorMatrix)	10,032	(2,607)	7,425	13,304	(7,490)	5,814
Selexis	242	(58)	184	940	(179)	761
Ovid (Soticlestat)	4,122	(41)	4,081	30,310	(303)	30,007
Tolerance Therapeutics (TZIELD)	25,698	(101)	25,597	25,810	(101)	25,709
Ensifentrine inventors	16,018	(481)	15,537	—	—	—
Total financial royalty assets, net	$210,298	$(4,431)	$205,867	$70,364	$(8,073)	$62,291
(1) The amounts of allowance include cumulated allowance for changes in expected cash flows and cumulated allowance for current expected credit losses.
(2) The amounts include $6.6 million current portion of financial royalty assets which represents an estimation for current quarter royalty receipts that are collected during the subsequent quarter. This portion is presented in other current assets on our condensed consolidated balance sheet as of September 30, 2024.
Financial royalty assets represent a portfolio of future milestone and royalty payment rights acquired in the Apeiron Acquistion in July 2024, from Agenus in May 2024, Selexis, S.A. (“Selexis”) in April 2013 and May 2015, CorMatrix Cardiovascular, Inc. (“CorMatrix”) in May 2016, which was later acquired by Aziyo (Aziyo changed its corporate name to Elutia Inc. (“Elutia”) in September 2023) in 2017, Ovid Therapeutics Inc. (“Ovid”) in October 2023, Tolerance Therapeutics, Inc. (“Tolerance Therapeutics”) in November 2023, and from certain ensifentrine inventors in March and August 2024.
During the nine months ended September 30, 2024, we recorded a $26.2 million impairment loss for Ovid (Soticlestat) financial royalty asset and a $0.3 million impairment loss for Selexis financial royalty asset. There was no impairment loss for the three months ended September 30, 2024. During the three and nine months ended September 30, 2023, we recorded a $0.9 million impairment loss for Selexis financial royalty asset as a result of reduced programs.
Apeiron financial royalty assets
As discussed in Note 4, Acquisitions, we acquired certain financial royalty assets within the Apeiron Acquisition, including QARZIBA and certain InvIOs programs. As QARZIBA is a commercial phase program, we are able to reasonably estimate future cash flows and, as such, we recognized income from QARZIBA financial royalty assets starting from the Apeiron Acquisition effective date. We accounted for the InvIOs financial royalty assets using the non-accrual method until we are able to reliably estimate future cash flows.
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
During 2023, due to Elutia's nonpayment of the minimum payments under the amended royalty agreement over several quarters, we placed the Elutia asset on the non-accrual method. In January 2024, we executed an amendment to our agreement with Elutia which will allow us to reliably estimate future cash flows. As such, the Elutia asset was switched from the non-accrual method to the effective interest method during the first quarter of 2024. We further considered the current and expected future economic and market conditions, current company performance and recent payments received from Elutia. During the three and nine months ended September 30, 2024 we recorded a reduction of $0.3 million and $4.9 million, respectively, to Elutia allowance of expected credit loss. The credit loss adjustments were recorded as a gain in general and administrative expense in our condensed consolidated statement of operations for the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023 we recorded an increase of $3.2 million to Elutia allowance of expected credit loss.
Soticlestat Agreement
In October 2023, we made an investment of $30 million to acquire a 13% portion of the royalties and milestones owed to Ovid Therapeutics related to the potential approval and commercialization of soticlestat.

In June 2024, Takeda announced topline results of the phase 3 clinical trial of soticlestat, missing its primary endpoint to reduce convulsive seizure frequency compared to placebo in patients with Dravet syndrome, and missing its primary endpoint to reduce major Motor Drop seizure frequency compared to a placebo in patients with Lennox-Gastaut syndrome. As a result, in the nine months ended September 30, 2024, we recognized an impairment over the soticlestat financial royalty asset of $26.2 million. The fair value of the soticlestat financial royalty asset was determined using a discounted cash flow approach, utilizing the mostly-likely cash flows which considered the probability of success for the underlying clinical program and discount rate of 17% which contemplates the underlying credit and business risk of the partnered program. As of September 30, 2024, management continues to account for the soticlestat financial royalty asset using the non-accrual method until we are able to reliably estimate future cash flows.
TZIELD Agreement
In November 2023, we acquired Tolerance Therapeutics for $20 million in cash. Tolerance Therapeutics is a holding company, owned by the inventors of TZIELD (teplizumab), and is owed a royalty of less than 1% on worldwide net sales of TZIELD. TZIELD is marketed by Sanofi, starting in 2023. For tax purposes this transaction was treated as a stock deal, so there is no step-up in basis and tax attributes. Therefore, a deferred tax liability (DTL) of $5.5 million was recognized on the book basis and tax basis difference and recorded to the book value of the Tolerance financial royalty asset. Due to the early stages of TZIELD's commercialization, management has placed the investment on the non-accrual method until we are able to reliably estimate future cash flows.
Ensifentrine Inventors Agreements
In March and August 2024, we acquired future milestone and royalty rights related to ensifentrine from certain ensifentrine inventors for a total of $3.8 million and $13.6 million, respectively. On June 26, 2024, Verona Pharma plc (Nasdaq: VRNA) received FDA approval for ensifentrine for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). During three months ended September 30, 2024, Verona started commercial sales of ensifentrine (marketed as OhtuvayreTM) in the U.S. Due to the early stages of Ohtuvayre's commercialization, management has placed the investment on the non-accrual method until we are able to reliably estimate future cash flows.

7. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The following table presents the hierarchy for our assets and liabilities measured at fair value (in thousands):

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments, excluding Viking(1)	$19,575	$73,139	$—	$92,714	$7,291	$107,879	$—	$115,170
Investment in Viking common stock	63,310	—	—	63,310	32,185	—	—	32,185
Derivative assets(2)	—	—	30,379	30,379	—	—	3,531	3,531
Total assets	$82,885	$73,139	$30,379	$186,403	$39,476	$107,879	$3,531	$150,886
Liabilities:
Contingent liabilities - CyDex	$—	$—	$223	$223	$—	$—	$320	$320
Contingent liabilities - Metabasis(3)	—	3,768	—	3,768	—	2,878	—	2,878
Total liabilities	$—	$3,768	$223	$3,991	$—	$2,878	$320	$3,198
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
(2) Derivative assets include instruments used for risk-management purposes, and other instruments. Derivative assets which are not used for risk management purposes include: (a) acquired rights in future milestone and royalty payments from Agenus Partnered Programs, (b) Agenus Warrant, (c) Upsize Option, (d) Viking Share Collar (e) and rights to receive from Primrose Bio 50% of milestones on two contracts previously entered into by Primordial Genetics. The considerations were recognized as derivative assets included under current derivative assets and noncurrent derivative assets in our condensed consolidated balance sheet. They are recognized as derivative assets under ASC 815, Derivatives and Hedging. The fair value of the Agenus Partnered Programs and the Primrose Bio derivative assets was determined using a discounted cash flow approach, utilizing the mostly-likely cash flows which considered the probability of success for the underlying clinical programs. The discount rate used contemplates the underlying credit and business risk of the partnered programs. At

September 30, 2024, the discount rates used range between 15% and 25%. At December 31, 2023, the discount rate used was 25%. The fair value of the Agenus Warrant and Viking Share Collar was determined using a Black-Scholes-Merton model. The fair value of the Upsize Option was determined using a binomial option pricing model.
(3) In connection with our acquisition of Metabasis in January 2010, we issued Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by us from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The liability for the CVRs is determined using quoted prices in a market that is not active for the underlying CVR. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. Several of the Metabasis drug development programs have been outlicensed to Viking, including VK2809. VK2809 is a novel selective TR-β agonist with potential in multiple indications, including hypercholesterolemia, dyslipidemia, NASH, and X-ALD. Under the terms of the agreement with Viking, we may be entitled to up to $375 million of development, regulatory and commercial milestones and tiered royalties on potential future sales including a $10 million payment upon initiation of a Phase 3 clinical trial. During the three and nine months ended September 30, 2024, we adjusted the balance of the Metabasis CVR liability by decreasing $0.2 million and increasing $0.9 million, respectively, to mark to market. During the three and nine months ended September 30, 2023, we adjusted the balance of the Metabasis CVR liability by decreasing $0.1 million and increasing $0.002 million, respectively, to mark to market.
A reconciliation of the level 3 financial instruments as of September 30, 2024 is as follows (in thousands):

Assets
Fair value of level 3 financial instruments as of December 31, 2023	$3,531
Additions to derivative assets	34,185
Fair value adjustments to derivative assets	(7,337)
Fair value of level 3 financial instruments as of September 30, 2024	$30,379

Liabilities
Fair value of level 3 financial instruments as of December 31, 2023	$320
Payments to CVR holders and other contingent payments	(200)
Fair value adjustments to contingent liabilities	103
Fair value of level 3 financial instruments as of September 30, 2024	$223

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
There was no impairment of our goodwill, intangible assets, or long-lived assets recorded during the three and nine months ended September 30, 2024 and 2023.
Fair Value of Financial Instruments
Our cash and cash equivalents, accounts receivable, other current assets, financial royalty assets, accounts payable, accrued liabilities, deferred revenue, current operating lease liabilities, current finance lease liabilities and Novan (Pelthos) other long-term liabilities are financial instruments and are recorded at cost in the consolidated balance sheets. The estimated fair value of these financial instruments approximates their carrying value.

8. Debt
Revolving Credit Facility
On October 12, 2023, we entered into a $75 million revolving credit facility (the “Revolving Credit Facility”) with Citibank, N.A. as the Administrative Agent (as defined in the Credit Agreement). We, our material domestic subsidiaries, as Guarantors (as defined in the Credit Agreement), and the Lenders (as defined in the Credit Agreement) entered into a credit agreement (the “Credit Agreement”) with the Administrative Agent, under which the Lenders, the Swingline Lender and the L/C Issuer (each as defined in the Credit Agreement) agreed to make revolving loans, swingline loans and other financial accommodations to us (including the issuance of letters of credit) in an aggregate amount of up to $75 million. Borrowings under the Revolving Credit Facility accrue interest at a rate equal to either Term Secured Overnight Financing Rate (“Term SOFR”) or a specified base rate plus an applicable margin linked to our leverage ratio, ranging from 1.75% to 2.50% per annum for Term SOFR loans and 0.75% to 1.50% per annum for base rate loans. The Revolving Credit Facility is subject to a commitment fee payable on the unused Revolving Credit Facility commitments ranging from 0.30% to 0.45%, depending on our leverage ratio. During the term of the Revolving Credit Facility, we may borrow, repay and re-borrow amounts available under the Revolving Credit Facility, subject to voluntary reductions of the swing line, letter of credit and revolving credit commitments.
Borrowings under the Revolving Credit Facility are secured by certain of our collateral and that of the Guarantors. In specified circumstances, additional guarantors are required to be added to the Credit Agreement. The Credit Agreement contains customary affirmative and negative covenants, including certain financial maintenance covenants, and events of default applicable to us. In the event of violation of the representations, warranties and covenants made in the Credit Agreement, we may not be able to utilize the Revolving Credit Facility or repayment of amounts owed thereunder could be accelerated.
Amendment to Revolving Credit Facility
On July 8, 2024, we entered into the first amendment (the “Amendment”) to the Credit Agreement, which amends the Credit Agreement to, among other things, increase the aggregate revolving credit facility amount from $75 million to $125 million.
As of September 30, 2024, we had $124.4 million in available borrowing under the Revolving Credit Facility, after utilizing $0.6 million for letter of credit. The maturity date of the Revolving Credit Facility, as amended, is October 12, 2026.
As of September 30, 2024, there were no events of default or violation of any covenants under our financing obligations.

9. Income Tax
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various foreign and state jurisdictions with different statutory rates, the use of previously unbenefited tax loss carryforwards to reduce foreign taxes, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three months ended September 30, 2024 and 2023 was (13.1)% and 15.4%, respectively, and the nine months ended September 30, 2024 and 2023 was 35.1% and 23.5%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2024 was primarily due to Internal Revenue Code Section 162(m) limitation on deduction for officer compensation, other non-deductible items, and income from foreign operations, which were partially offset by the foreign derived intangible income tax benefit. The variance from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2023 was primarily due to Internal Revenue Code Section 162(m) limitation on deduction for officer compensation, non-deductible incentive stock option (ISO) related stock compensation expense, which were partially offset by foreign derived intangible income tax benefit during the period.

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
The following is a summary of our stock option and restricted stock activity and related information:

	Stock Options		Restricted Stock Awards
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2023	2,640,458	$65.70	350,905	$81.22
Granted	743,117	$85.71	318,588	$85.23
Options exercised/RSUs vested	(784,467)	$59.07	(126,793)	$85.55
Forfeited	(57,161)	$70.71	(42,870)	$72.32
Balance as of September 30, 2024	2,541,947	$73.48	499,830	$83.44
As of September 30, 2024, outstanding options to purchase 1.4 million shares were exercisable with a weighted average exercise price per share of $70.27.
Employee Stock Purchase Plan
The price at which common stock is purchased under the Amended Employee Stock Purchase Plan, or ESPP, is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of September 30, 2024, 26,244 shares were available for future purchases under the ESPP.
At-the-Market Equity Offering Program
On September 30, 2022, we filed a registration statement on Form S-3 (the “Shelf Registration Statement”), which became automatically effective upon filing, covering the offering of common stock, preferred stock, debt securities, warrants and units.
On September 30, 2022, we also entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million in “at the market” offerings through the Agent (the “ATM Offering”). The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $100 million of our common stock from time to time through the ATM Offering. The shares to be sold under the Sales Agreement may be issued and sold pursuant to the Shelf Registration Statement. During the three and nine months ended September 30, 2024, we issued 334,325 shares of common stock in the ATM Offering, generating proceeds of $34.3 million, net of commissions and other transaction costs.
Share Repurchases
In April 2023, our Board of Directors (the “Board”) has approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50 million of our common stock from time to time through April 2026. We expect to acquire shares, if at all, primarily through open-market transactions in accordance with all applicable requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Authorization to repurchase $50 million of our common stock remained available as of September 30, 2024.

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

On October 31, 2019, we received three civil complaints filed in the U.S. District Court for the Northern District of Ohio on behalf of several Indian tribes. The Northern District of Ohio is the Court that the Judicial Panel on Multi-District Litigation (“JPML”) has assigned more than one thousand civil cases which have been designated as a Multi-District Litigation (“MDL”) and captioned In Re: National Prescription Opiate Litigation. The allegations in these complaints focus on the activities of defendants other than us and no individualized factual allegations have been advanced against us in any of the three filed complaints. We reject all claims raised in the complaints and intend to vigorously defend against these matters.
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
Operating Leases
During the nine months ended September 30, 2024, we entered into a lease agreement for our office located in Boston, Massachusetts, which resulted in a $1.6 million increase in both operating lease assets and operating lease liabilities at lease commencement.

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
Business Updates
We will host an investor and analyst day in Boston on December 10, 2024. CEO Todd Davis and other members of Ligand’s senior management team will provide an overview of our business model and investment selection process, review the progress of the portfolio including near-term partner milestones, and introduce 2025 guidance.
During Q3 2024, we sold 334,325 shares of our common stock pursuant to an At-The-Market (ATM) Equity Offering, generating net proceeds of $34.3 million. We have the ability to issue an additional $65 million under the current ATM plan.
Portfolio Updates
FILSPARI

On September 5, 2024, Travere Therapeutics announced it received full FDA approval for FILSPARI for the treatment of IgA Nephropathy (IgAN) in adults. The FDA decision expands patient access to the first and only non-immunosuppressive therapy approved for the treatment of this rare progressive kidney disease.
On October 17, 2024, Travere Therapeutics and CSL Vifor announced that Swissmedic granted temporary marketing authorization for FILSPARI for the treatment of adults with primary IgAN with a urine protein excretion ≥1.0 g/day (or urine protein-to-creatinine ratio ≥0.75 g/g). The Swissmedic approval was supported by results from the pivotal Phase 3 PROTECT Study of FILSPARI in IgA nephropathy (IgAN) and follows full marketing approval by the U.S. FDA in September 2024 and conditional marketing authorization by the European Medicines Agency in April 2024.
On October 26, 2024, Travere Therapeutics presented new data further demonstrating the clinical benefit of FILSPARI in IgAN and reinforcing its potential in focal segmental glomerulosclerosis (FSGS) at the American Society of Nephrology Kidney Week 2024. Presentations included new data from the SPARTAN Study which showed that nearly 60% of patients with IgAN achieved complete remission when using FILSPARI as a first-line treatment. In addition, presentations took place on the SPARTACUS Study, PROTECT open-label extension, and real-world evidence highlighting the initial safety and efficacy data of FILSPARI in IgAN in combination treatment with a SGLT2 inhibitor. A late-breaking presentation demonstrated sparsentan delivered rapid and sustained proteinuria reduction and long-term kidney health benefits in a subset of patients with genetic, often treatment resistant, FSGS.
Ohtuvayre
On November 4, 2024, Verona Pharma provided an update on the commercial launch of Ohtuvayre in the U.S. reporting net sales of $5.6 million and October net sales that exceeded total third quarter sales. Additionally, through October Verona Pharma reported more than 2,200 unique prescribers and more than 5,000 prescriptions were filled across a broad COPD population.
In September, 2024, Verona's Pharma development partner in Greater China, Nuance Pharma (private), completed enrollment in its pivotal Phase 3 clinical trial evaluating Ohtuvayre for the maintenance treatment of COPD in China. Results from the trial are expected in 2025.
Other Portfolio Updates
On October 23, 2024, Merck (NYSE: MRK) announced that the U.S. Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices (ACIP) voted to update the adult age-based pneumococcal vaccination guidelines and has recommended CAPVAXIVE (Pneumococcal 21-valent Conjugate Vaccine) for pneumococcal vaccination in adults 50 years of age and older. Additionally, ACIP shared clinical decision-making has also recommended a supplemental dose of CAPVAXIVE for adults 65 years of age and older who have completed their vaccine series with both PCV13 (pneumococcal 13-valent conjugate vaccine) and PPSV23 (pneumococcal 23-valent polysaccharide vaccine).
On October 9, 2024, Viking Therapeutics announced positive data from the company's Phase 1b clinical trial of VK0214, a novel small molecule agonist of the thyroid hormone receptor beta (TRβ), in patients with X-linked adrenoleukodystrophy. Results from this study showed VK0214 to be safe and well-tolerated following once-daily dosing over the 28-day study period. In addition, significant reductions were observed in plasma levels of very long-chain fatty acids (VLCFAs) and other lipids, as compared to placebo. Ligand is entitled to a 3.5-7.5% royalty on future net sales of VK0214, as well as clinical, regulatory, and commercial milestones.
On July 1, 2024, Palvella Therapeutics (private) initiated SELVA, a 24-week, pivotal Phase 3, single-arm, baseline-controlled clinical trial of QTORIN™ rapamycin for the treatment of microcystic lymphatic malformations (MLM). The study’s primary and key secondary endpoints are clinician-reported outcomes and the study will enroll 40 subjects at leading vascular anomaly centers across the U.S.

Results of Operations
Revenue and Other Income

(Dollars in thousands)	Q3 2024	Q3 2023	Change	% Change	YTD 2024	YTD 2023	Change	% Change
Revenue from intangible royalty assets	$26,552	$23,863	$2,689	11%	$67,512	$61,447	$6,065	10%
Income from financial royalty assets	5,157	25	5,132	20,528%	6,454	1,026	5,428	529%
Royalties	31,709	23,888	7,821	33%	73,966	62,473	11,493	18%
Captisol	6,255	8,608	(2,353)	(27)%	22,967	24,450	(1,483)	(6)%
Contract revenue and other income	13,848	372	13,476	3,623%	27,388	16,290	11,098	68%
Total revenue and other income	$51,812	$32,868	$18,944	58%	$124,321	$103,213	$21,108	20%

Q3 2024 vs. Q3 2023
Total revenue and other income increased by $18.9 million, or 58%, to $51.8 million in Q3 2024 compared to $32.9 million in Q3 2023. Royalties increased by $7.8 million, or 33%, to $31.7 million in Q3 2024 compared to $23.9 million in Q3 2023, primarily due to income from QARZIBA financial royalty asset acquired in Q324 and an increase in FILSPARI sales. Captisol sales decreased by $2.4 million, or 27%, to $6.3 million in Q3 2024 compared to $8.6 million in Q3 2023, primarily due to the timing of customer orders. Contract revenue and other income increased by $13.5 million, or 3,623%, to $13.8 million in Q3 2024 compared to $0.4 million in Q3 2023, primarily due to a commercial milestone tied to Verona's Ohtuvayre in Q3 2024.
YTD 2024 vs. YTD 2023
Total revenue and other income increased by $21.1 million, or 20%, to $124.3 million in YTD 2024 compared to $103.2 million in YTD 2023. Royalties increased by $11.5 million, or 18%, to $74.0 million in YTD 2024 compared to $62.5 million in YTD 2023, primarily due to income from QARZIBA financial royalty asset acquired in Q324 and an increase in FILSPARI sales. Captisol sales decreased by $1.5 million, or 6%, to $23.0 million in YTD 2024 compared to $24.5 million in YTD 2023, primarily due to the timing of customer orders. Contract revenue and other income increased by $11.1 million, or 68%, to $27.4 million in YTD 2024 compared to $16.3 million in YTD 2023, primarily due to a commercial milestone tied to Verona's Ohtuvayre in Q3 2024.
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
The following table represents revenue from intangible royalty assets by program (in millions):

(in millions)	Q3 2024 Estimated Partner Product Sales	Effective Royalty Rate	Q3 2024 Royalty Revenue	Q3 2023 Estimated Partner Product Sales	Effective Royalty Rate	Q3 2023 Royalty Revenue
Kyprolis	$405.4	2.9%	$11.6	$375.9	2.8%	$10.5
Evomela	8.5	20.0%	1.7	12.5	20.0%	2.5
Teriparatide injection(a)	8.6	27.9%	2.4	11.0	25.5%	2.8
Rylaze	98.8	3.9%	3.9	104.9	3.5%	3.7
Filspari	35.6	9.0%	3.2	12.2	9.0%	1.1
Vaxneuvance	239.0	0.6%	1.5	214.0	0.6%	1.3
Other	145.9	1.6%	2.3	75.2	2.7%	2.0
Total	$941.8		$26.6	$805.7		$23.9

(in millions)	YTD 2024 Estimated Partner Product Sales	Effective Royalty Rate	YTD 2024 Royalty Revenue	YTD 2023 Estimated Partner Product Sales	Effective Royalty Rate	YTD 2023 Royalty Revenue
Kyprolis	$1,213.7	2.2%	$27.2	$1,123.3	2.2%	$24.9
Evomela	29.5	20.0%	5.9	37.0	20.0%	7.4
Teriparatide injection(a)	24.3	26.7%	6.5	34.2	28.9%	9.9
Rylaze	309.4	3.3%	10.1	292.5	3.2%	9.3
Filspari	82.2	9.0%	7.4	18.9	9.0%	1.7
Vaxneuvance	636.9	0.6%	4.0	482.4	0.6%	3.0
Other	322.5	2.0%	6.4	210.1	2.5%	5.3
Total	$2,618.5		$67.5	$2,198.4		$61.5
(a) We receive tiered profit sharing of 25% on quarterly profits less than $3.75 million, 35% on quarterly profits greater than $3.75 million but less than $7.5 million and 40% on quarterly profits greater than $7.5 million.
Contract revenue includes service revenue, license fees and development, regulatory and sales based milestone payments.
Operating Costs and Expenses

(Dollars in thousands)	Q3 2024	% of Revenue	Q3 2023	% of Revenue	YTD 2024	% of Revenue	YTD 2023	% of Revenue
Cost of Captisol	$2,449		$3,485		$8,237		$8,871
Amortization of intangibles	8,258		8,238		24,701		25,316
Research and development	5,675		5,532		17,000		19,049
General and administrative	24,475		14,656		53,049		36,798
Financial royalty assets impairment	—		—		26,491		—
Fair value adjustments to partner program derivatives	7,812		—		7,812		—
Total operating costs and expenses	$48,669	94%	$31,911	97%	$137,290	110%	$90,034	87%

Q3 2024 vs. Q3 2023
Total operating costs and expenses increased by $16.8 million, or 53%, to $48.7 million in Q3 2024 compared to $31.9 million in Q3 2023, primarily due to the fair value adjustment to partner program derivatives and a Q3 2024 stock compensation award modification.
Cost of Captisol decreased by $1.0 million, or 30%, to $2.4 million in Q3 2024 compared to $3.5 million in Q3 2023, with the decrease primarily due to the lower Captisol sales this quarter.
Amortization of intangibles remained steady at $8.3 million in Q3 2024 compared to $8.2 million in Q3 2023.
At any one time, we are working on multiple R&D programs. As such, we generally do not track our R&D expenses on a specific program basis. Research and development expense was $5.7 million for Q3 2024, compared with $5.5 million for Q3 2023.
General and administrative expense was $24.5 million for Q3 2024, compared to $14.7 million for Q3 2023, with the increase primarily due to a one-time stock compensation expense associated with the anticipated departure of our former President and COO and an increase in G&A expenses related to the acquisition of Novan (Pelthos) in September 2023.
Fair value adjustment to partner program derivatives was $7.8 million for Q3 2024 primarily due to certain Agenus partners discontinuing development of their partnered programs. These programs may be relicensed at a later date, and Ligand would retain its economic interest upon any relicense activity.
YTD 2024 vs. YTD 2023
Total operating costs and expenses increased by $47.3 million, or 52%, to $137.3 million in YTD 2024 compared to $90.0 million in YTD 2023, primarily due to the increase in financial royalty asset impairment of $26.5 million, the stock compensation award modifications, and the fair value adjustment to partner program derivatives.
Cost of Captisol decreased by $0.6 million, or 7%, to $8.2 million in YTD 2024 compared to $8.9 million in YTD 2023, with the decrease primarily due to the lower Captisol sales in YTD 2024.

Amortization of intangibles decreased slightly by $0.6 million, or 2%, to $24.7 million in YTD 2024 compared to $25.3 million in YTD 2023.
At any one time, we are working on multiple R&D programs. As such, we generally do not track our R&D expenses on a specific program basis. Research and development expense was $17.0 million for YTD 2024, compared with $19.0 million for YTD 2023, with the decrease primarily due to the sale of the Pelican business in September 2023, partially offset by the increase in R&D expenses related to the acquisition of Novan (Pelthos) in September 2023.
General and administrative expense was $53.0 million for YTD 2024, compared to $36.8 million for YTD 2023, with the increase primarily due to a one-time stock compensation expense associated with the anticipated departure of our former President and COO and an increase in G&A expenses related to the acquisition of Novan (Pelthos) in September 2023.
Financial royalty asset impairment was $26.5 million for YTD 2024 primarily due to the impairment loss related to Takeda's soticlestat missing its phase 3 clinical trial primary endpoint of reducing the frequency of convulsive seizures for patients with Dravet Syndrome.
Fair value adjustment to partner program derivatives was $7.8 million for YTD 2024 primarily due to certain Agenus partners discontinuing development of their partnered programs. These programs may be relicensed at a later date, and Ligand would retain its economic interest upon any relicense activity.

Gain on Sale of Pelican
The gain on sale of Pelican in amount of $2.1 million for the three and nine months ended September 30, 2023 represents the excess of the fair value of 1) our investments in Primrose Bio and other economic rights; and 2) the carrying amount of Pelican business assets and liabilities together with allocated goodwill as of September 18, 2023, the date of sale; and 3) $15 million cash consideration paid.
Non-operating Income and Expenses

(Dollars in thousands)	Q3 2024	Q3 2023	Change	YTD 2024	YTD 2023	Change
Gain (loss) from short-term investments	$2,407	$(13,184)	$15,591	$98,923	$30,340	$68,583
Interest income	1,347	2,263	(916)	6,124	6,018	106
Interest expense	(741)	(1)	(740)	(2,154)	(525)	(1,629)
Other non-operating expense, net	(12,495)	(4,300)	(8,195)	(48,206)	(4,570)	(43,636)
Total non-operating income and expenses, net	$(9,482)	$(15,222)	$5,740	$54,687	$31,263	$23,424

Q3 2024 vs. Q3 2023
The fluctuation in the gain (loss) from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock, the collar arrangement we executed in Q2 2024 to hedge against the fluctuation in Viking's share price, and other equity security investments. The gain from short-term investments was $2.4 million in Q3 2024 as compared to the loss from short-term investments of $13.2 million in Q3 2023. In Q3 2024, we recorded an unrealized gain on Viking shares of $10.3 million compared to an unrealized loss of $11.5 million in Q3 2023. In Q3 2024, the fair value adjustment to the collar agreement was a loss of $7.9 million. We did not have a comparable collar agreement in Q3 2023.
Interest income consists primarily of interest earned on our short-term investments. The decrease over the prior year was due to the decrease in average investment balances in Q3 2024 compared to Q3 2023.
In Q3 2024, interest expense consists primarily of a royalty and milestone payments purchase agreement, entered by Novan (Pelthos) in 2019, and assumed as part of the acquisition in September 2023. The increase in interest expense in Q3 2024 was primarily driven by the $0.5 million interest expense related to the Novan (Pelthos) royalty and milestone payments purchase agreement.
Other non-operating expense, net, primarily consists of mark-to-market adjustments on derivatives (other than the collar arrangement and the partner program derivatives) and CVRs. Other non-operating expense, net, in Q3 2024 increased by $8.2 million as compared to Q3 2023, primarily due to the loss from change in fair value of derivative assets in Q3 2024.
YTD 2024 vs. YTD 2023

The fluctuation in the gain (loss) from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock, the collar arrangement we executed in Q2 2024 to hedge against the fluctuation in Viking's share price, and other equity security investments. The gain from short-term investments was $98.9 million in YTD 2024 as compared to $30.3 million in YTD 2023. In YTD 2024, we recorded a realized gain on the sales of Viking shares of $60.0 million compared to $37.2 million in YTD 2023. Additionally, we recorded an unrealized gain on Viking shares of $32.1 million in YTD 2024 compared to an unrealized loss of $6.3 million in YTD 2023. In YTD 2024, the fair value adjustment to the collar agreement was a net gain of $7.3 million. We did not have a comparable collar agreement in YTD 2023.
Interest income consists primarily of interest earned on our short-term investments.
Interest expense consists primarily of the 0.75% coupon cash interest expense and the non-cash accretion of discount (including the amortization of debt issuance cost) on our 2023 Notes along with a royalty and milestone payments purchase agreement, entered by Novan (Pelthos) in 2019, and assumed as part of the acquisition in September 2023. In May 2023, the 2023 Notes matured and we repaid the remaining $76.9 million principal amount upon maturity of the 2023 Notes and $0.3 million accrued interest in cash. The increase in interest expense in YTD 2024 was primarily driven by the $1.6 million interest expense related to the Novan (Pelthos) royalty and milestone payments purchase agreement.
Other non-operating expense, net, primarily consists of fair value adjustments to Primrose Bio investments, equity method loss related to Primrose Bio, and mark-to-market adjustments on derivatives (other than the collar arrangement and the partner program derivatives) and CVRs. Other non-operating expense, net, in YTD 2024 increased by $43.6 million as compared to YTD 2023, primarily due to the revaluation of Primrose investments, the equity method loss related to Primrose Bio, and the loss from change in fair value of derivative assets in YTD 2024.
Income Tax Expense

(Dollars in thousands)	Q3 2024	Q3 2023	Change	YTD 2024	YTD 2023	Change
Loss (income) before income taxes	$(6,339)	$(12,144)	$5,805	$41,718	$46,563	$(4,845)
Income tax benefit (expense)	(833)	1,871	(2,704)	(14,662)	(10,932)	(3,730)
Loss (income) from operations	$(7,172)	$(10,273)	$3,101	$27,056	$35,631	$(8,575)
Effective tax rate	(13.1)%	15.4%		35.1%	23.5%

We compute our income tax provision by applying the estimated annual effective tax rate to income from operations and adding the effects of any discrete income tax items specific to the period. The effective tax rate for the three months ended September 30, 2024 and 2023 was (13.1)% and 15.4%, respectively. The effective tax rate for the nine months ended September 30, 2024 and 2023 was 35.1% and 23.5%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2024 was primarily due to section162(m) limitation on deduction for officer compensation, other non-deductible items, and income from foreign operations, which were partially offset by the foreign derived intangible income deduction. The variance from the U.S. federal tax rate of 21% for the three and nine months ended September 30, 2023 was primarily due to the Internal Revenue Code Section 162(m) limitation on deduction for officer compensation, non-deductible incentive stock option (ISO) related stock compensation expense, which were partially offset by foreign derived intangible income tax benefit during the period.
Net Loss from Discontinued Operations
Net loss from discontinued operations for Q3 2024 and Q3 2023 was zero. Net loss from discontinued operations for YTD 2024 and YTD 2023 was zero and $1.7 million, respectively. See additional information in “Item 1. Condensed Consolidated Financial Statements —Notes to Condensed Consolidated Financial Statements—Note 5, Spin-off of OmniAb.”

Liquidity and Capital Resources
As of September 30, 2024, our cash, cash equivalents, and short-term investments totaled $219.6 million, which increased by $49.3 million from the end of last year due to factors described in the Cash Flow Summary below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and short-term investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.
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
On September 30, 2022, we entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million in “at the market” offerings through the Agent. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agent. Shares of our common stock may be issued and sold pursuant to the Sales Agreement under the registration statement on Form S-3 we filed on September 30, 2022. During the three and nine months ended September 30, 2024, we issued 334,325 shares of common stock in the ATM Offering, generating proceeds of $34.3 million, net of commissions and other transaction costs.
Our Board has approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50 million of our common stock from time to time through April 2026. We expect to acquire shares, if at all, primarily through open-market transactions in accordance with all applicable requirements of Rule 10b-18 of the Exchange Act. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Authorization to repurchase $50 million of our common stock remained available as of September 30, 2024.
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
As of September 30, 2024, we had $124.4 million in available borrowing under the Revolving Credit Facility, after utilizing $0.6 million for letter of credit. The maturity date of the Revolving Credit Facility is October 12, 2026.
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
As of September 30, 2024, we had $4.0 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.

Cash Flow Summary

(Dollars in thousands)	YTD 2024	YTD 2023
Net cash provided by (used in):
Operating activities	$68,576	$41,512
Investing activities	$(105,041)	$(1,398)
Financing activities	$76,753	$(65,262)
During the nine months ended September 30, 2024, we generated cash from operations primarily due to net income. We used cash in investing activities primarily for Apeiron acquisition, Agenus acquisition, and purchases of short-term investments, financial royalty assets and Palvella notes receivable, partially offset by cash from sale and maturity of short-term investments including Viking shares. We generated cash from financing activities primarily due to net proceeds from the sales of shares of common stock in the ATM Offering, and net proceeds from stock options exercises and ESPP.

During the nine months ended September 30, 2023, we generated cash from operations primarily due to net income. We used cash in investing activities primarily for Novan acquisition and investment in Primrose Bio, partially offset by cash from sale and maturity of short-term investments including Viking shares. We used cash in financing activities primarily for repayment of the 2023 Notes upon maturity, partially offset by net proceeds from stock options exercises and ESPP.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to our market risks in the nine months ended September 30, 2024, when compared to the disclosures in Item 7A of our 2023 Annual Report.

Item 4.    Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2024 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings
On October 31, 2019, we received three civil complaints filed in the U.S. District Court for the Northern District of Ohio on behalf of several Indian tribes. The Northern District of Ohio is the Court that the Judicial Panel on Multi-District Litigation (JPML) has assigned more than one thousand civil cases which have been designated as a Multi-District Litigation (MDL) and captioned In Re: National Prescription Opiate Litigation. The allegations in these complaints focus on the activities of defendants other than us and no individualized factual allegations have been advanced against us in any of the three filed complaints. We reject all claims raised in the complaints and intend to vigorously defend against these matters.
On August 22, 2024, CyDex Pharmaceuticals, Inc. filed a Verified Complaint in the Delaware Court of Chancery against Bexson Biomedical, Inc. (Bexson), asserting claims for declaratory relief and breach of contract arising out of a Captisol In Vivo Agreement (In Vivo Agreement) between the parties, pursuant to which CyDex provided Bexson with research-grade Captisol and related confidential and proprietary information for a potential new formulation of ketamine being developed by Bexson. CyDex alleges that Bexson breached its obligations under the In Vivo Agreement, including by misusing confidential information and materials provided by CyDex and by using CyDex’s confidential information and materials to file patent applications that purport to cover formulations that are “not ketamine.” CyDex also asserts that Bexson failed to return and destroy Cydex’s confidential information and materials as required by the Agreement. CyDex seeks relief including specific performance of certain co-ownership provisions of the Agreement and disgorgement from Bexson for any benefits obtained in violation of the In Vivo Agreement. On September 27, 2024, Bexson moved to dismiss the Verified Complaint.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a–1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended September 30, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1†	Agreement on the Acquisition of Stocks in Apeiron Biologics AG entered on July 8, 2024, between Ligand Pharmaceuticals Incorporated and the sellers.	10-Q	001-33093	8/07/2024	2.1
3.1	Fifth Amended and Restated Bylaws of the Company	8-K	001-33093	4/19/2024	3.1
10.1	First Amendment to Credit Agreement, dated as of July 8, 2024, among Ligand Pharmaceuticals Incorporated, certain of its subsidiaries, as Guarantors, the Lenders, and Citibank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer.	10-Q	001-33093	8/07/2024	10.1
10.2	Severance Agreement and General Release dated as of August 2, 2024, between Ligand Pharmaceuticals Incorporated and Mr. Korenberg.					X
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Stockholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.
						X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL and contained in Exhibit 101.					X

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

Date:	November 8, 2024	By:	/s/ Octavio Espinoza
Octavio Espinoza
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer