Form 10-K
period 2024-12-31
LIGAND PHARMACEUTICALS INC
filed 2025-02-28
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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

The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates was approximately $1.1 billion based on the last sales price of the Registrant’s Common Stock on the Nasdaq Global Market of the Nasdaq Stock Market LLC on June 28, 2024. For purposes of this calculation, shares of Common Stock held by directors, officers and 10% stockholders known to the Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of February 25, 2025, the Registrant had 19,255,353 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2025 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2024 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2023 Notes	$750.0 million aggregate principal amount of convertible senior unsecured notes due 2023
Agenus	Agenus Inc., Agenus Royalty Fund, LLC, and/or Agenus Holdings 2024, LLC
Aldeyra	Aldeyra Therapeutics, Inc.
Amgen	Amgen, Inc.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Aziyo	Aziyo Med, LLC
Baxter	Baxter International, Inc.
BeiGene	BeiGene, Ltd.
BendaRx	BendaRx Corp.
BLA	Biologics license application
CASI	CASI Pharmaceuticals, Inc.
cGMP	Current Good Manufacturing Practice
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
Convertible Note	Senior Convertible Promissory Note
COPD	Chronic obstructive pulmonary disease
Cormatrix	Cormatrix Cardiovascular, Inc.
Corvus	Corvus Pharmaceuticals, Inc.
Credit Agreement	Credit Agreement, dated as of October 12, 2023, as amended, among Ligand Pharmaceuticals Incorporated, certain of its subsidiaries, as Guarantors (as defined therein), the Lenders (as defined therein), and Citibank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
Daiichi Sankyo	Daiichi Sankyo Company, Ltd.
DMF	Drug Master File
ESG	Environmental, Social and Governance
ECM	Extracellular matrix
Eisai	Eisai Inc.
Elutia	Elutia Inc.
EPA	Environmental Protection Agency
ESPP	Employee Stock Purchase Plan, as amended and restated
EU	European Union
Exelixis	Exelixis, Inc.
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FY 2024	The Company's fiscal year ended December 31, 2024
FY 2023	The Company's fiscal year ended December 31, 2023
FY 2022	The Company's fiscal year ended December 31, 2022
GAAP	Generally accepted accounting principles in the United States
GCSF	Granulocyte-colony stimulating factor
Gilead	Gilead Sciences, Inc.
Hikma	Hikma Pharmaceuticals PLC
Hovione	Hovione FarmCiencia, S.A.
IND	Investigational New Drug
IRS	Internal Revenue Service
IV	Intravenous
Jazz	Jazz Pharmaceuticals, Inc.
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries

LTP	Liver targeting prodrug
Marinus	Marinus Pharmaceuticals, Inc.
Melinta	Melinta Therapeutics, Inc.
Merck	Merck & Co., Inc.
Metabasis	Metabasis Therapeutics, Inc.
NDA	New Drug Application
NOLs	Net Operating Losses
Novan	Novan, Inc. (n/k/a NVN Liquidation, Inc.)
Novartis	Novartis AG
Nucorion	Nucorion Pharmaceuticals, Inc.
OmniAb	OmniAb Operations, Inc. (f/k/a OmniAb, Inc.)
Ono	Ono Pharmaceutical Co., Ltd.
Opthea	Opthea Limited
Orange Book	Publication identifying drug products approved by the FDA based on safety and effectiveness
Palvella	Palvella Therapeutics, Inc.
PDUFA	Prescription Drug User Fee Act
Pfenex	Pfenex Inc.
Pfizer	Pfizer, Inc.
Phoenix Tissue	Phoenix Tissue Repair
PSU	Performance stock unit
R&D	Research and Development
Revolving Credit Facility	The revolving credit facility under the Credit Agreement
RSU	Restricted stock unit
Sage	Sage Therapeutics, Inc.
Sanofi	Sanofi SA
SARM	Selective Androgen Receptor Modulator
SEC	Securities and Exchange Commission
Sedor	Sedor Pharmaceuticals, Inc., or RODES, Inc.
Seelos	Seelos Therapeutics, Inc.
Selexis	Selexis, SA
Sermonix	Sermonix Pharmaceuticals, LLC
SII	Serum Institute of India
SQ Innovation	SQ Innovation, Inc.
Sunshine Lake Pharma	Sunshine Lake Pharma Co., Ltd.
Takeda	Takeda Pharmaceuticals Company Limited
Tax Act	The Tax Cuts and Jobs Act
Teva	Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Industries Ltd. and Actavis, LLC
Travere	Travere Inc.
TR-Beta	Thyroid hormone receptor beta
Vernalis	Ligand UK Limited (f/k/a Vernalis plc)
Verona	Verona Pharma plc
Viking	Viking Therapeutics
Xi'an Xintong	Xi'an Xintong Pharmaceuticals Research Co. Ltd.

PART I
Cautionary Note Regarding Forward-Looking Statements:
You should read the following report together with the more detailed information regarding our company, our common stock and our financial statements and notes to those statements appearing elsewhere in this document.
This report contains forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that involve a number of risks and uncertainties and reflect Ligand’s judgment as of the date of this report. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, these forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.
All statements contained herein, other than statements of historical fact, could be deemed to be forward-looking statements. In some instances, forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “plan,” “intends,” “estimates,” “would,” “continue,” “seeks,” “pro forma,” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as those related to our future results of operations and financial position, royalties and milestones under license agreements, Captisol material sales, product development, and product regulatory filings and approvals, and the timing thereof, Ligand's status as a high-growth company, as well as other statements that are not historical in nature. You should be aware that the occurrence of any of the events discussed in Part I under Item 1A under the caption “Risk Factors” of this report could negatively affect our results of operations, financial condition and the trading price of our stock.
The cautionary statements made in this report are intended to be applicable to all related forward-looking statements wherever they may appear in this report. We urge you not to place undue reliance on these forward-looking statements, which reflect our good-faith beliefs (or those of indicated third parties) and speak only as of the date of this report. Except as required by law, we disclaim any intent or obligation to update these forward-looking statements beyond the date of this report, even if new information becomes available in the future. This caution is made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended.
References to “Ligand Pharmaceuticals Incorporated,” “Ligand,” the “Company,” “we,” “our” and “us” include Ligand Pharmaceuticals Incorporated and our wholly-owned subsidiaries.
Partner Information
Information regarding partnered products and programs comes from information publicly released by our partners and licensees.
Trademarks
This Annual Report on Form 10-K includes trademarks, trade names and service marks owned by us. Ligand®, BEPro™, Captisol®, CyDex®, LTP®, LTP Technology®, NITRICILTM, and ZELSUVMITM are protected under applicable intellectual property laws and are our property. All other trademarks, trade names and service marks including, but not limited to Pelican Expression Technology®, PeliCRM®, Pfenex Expression Technology®, OmniAb® Kyprolis®, Evomela®, Veklury®, Livogiva®, Bonteo®, Zulresso®, Rylaze®, Vaxneuvance™, Pneumosil®, Minnebro®, Baxdela®, Nexterone®, Noxafil®, Duavee®, Filspari®, Ohtuvayre™, Qarziba® and are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to such trademarks, trade names and service marks. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of, us by the trademark or trade dress owners.

Item 1.	Business
Overview
We are a biopharmaceutical company enabling scientific advancement through supporting the clinical development of high-value medicines. Ligand does this by providing financing, licensing our technologies or both. Our business model seeks to generate value for stockholders by creating a diversified portfolio of biopharmaceutical product revenue streams that are supported by an efficient and low corporate cost structure. Our goal is to offer investors an opportunity to participate in the promise of the biotech industry in a profitable and diversified manner. Our business model focuses on funding programs in mid- to late-stage drug development in return for economic rights, purchasing royalty rights in development stage or commercial biopharmaceutical products and licensing our technology to help partners discover and develop medicines. We partner with other pharmaceutical companies to leverage what they do best (late-stage development, regulatory management and commercialization) in order to generate our revenue. We operate two infrastructure-light royalty-generating IP platform technologies. Our Captisol platform technology is a chemically modified cyclodextrin with a structure designed to optimize the solubility and stability of drugs. Our NITRICIL platform technology facilitates “tunable” dosing, permitting an adjustable drug release profile to allow proprietary formulations that target a broad range of indications. We have established multiple alliances, licenses and other business relationships with the world’s leading biopharmaceutical companies including Amgen, Merck, Pfizer, Jazz, Gilead Sciences and Baxter.
Our revenue consists of three primary elements: royalties from commercialized products, sales of our Captisol material to partners, and contract revenue from license fees and milestones payments.
Strategy and Execution
We are a biopharmaceutical royalty aggregator, focused on investing in differentiated late-stage assets and operating royalty-generating, infrastructure-light platform technologies. Since our transition to this business model in 2007, we have deployed over $1 billion of capital to build our diverse portfolio. In 2022, Ligand made a deliberate decision to focus on an efficient, high margin, low infrastructure version of our historical model. Following the spin-offs of our OmniAb antibody discovery business in November 2022 and the Pelican Expression Technology subsidiary in September 2023, our focus is to continue to expand our pipeline by aggregating royalty rights in mid- to late-stage development and commercial biopharma products, while maintaining a lean infrastructure and high-margin business.
Our business model is highly differentiated from a traditional biotechnology company in several important ways. First, we have limited infrastructure requirements, enabling us to maintain relatively high operating margins. Second, we can enable development over a broad range of therapeutic areas and can be strategic and balanced about the size of our investments to achieve a highly diversified portfolio. Third, our business model mitigates the high volatility and risk associated with building a business around a single or small number of assets. With this approach, we have the ability to mitigate the impact of binary clinical outcomes inherent in the biopharmaceutical industry, thereby facilitating cash flows that are more predictable. Finally, we can target the size of our investments to achieve appropriate risk management across the portfolio.
As an organization, we bring a highly experienced team and financial strength to execute on our strategy. There is high demand for capital and low availability of structured capital in the segment of the biopharmaceutical market in which we operate, creating significant investment opportunities for Ligand. Unlike open-market equity investing, many of our investments take place under Confidential Disclosure Agreements (CDAs), allowing us access to in-depth, advantageous diligence materials. Our flexible investment structures are designed to mitigate risks and help accommodate different transaction structures in line with our partners' goals. We believe our business model is highly scalable and has significant growth potential. We have assembled a talented, long-tenured team with deep industry relationships, investment experience and industry knowledge.
From a more tactical perspective, we execute our strategy using four key approaches: royalty monetization, special situations, project finance, and IP technology platform investments. With royalty monetization, we purchase rights on existing royalty contracts that are owned by inventors, academic institutions or companies. There are advantages of royalty investing as a model since royalties 1) require minimal infrastructure, 2) are non-dilutable and 3) their cash flows are often protected in bankruptcy. In special situations investing, we can acquire or restructure companies with valuable assets or partnerships and realize the value of those assets by incubating and partnering the product assets, or holding preestablished royalty contracts/assets. Ligand has a track record of doing this successfully with investments such as:
•Pharmacopeia acquisition in 2008, which yielded Travere’s Filspari
•Metabasis acquisition in 2010, which contributed to the creation of Viking Therapeutics
•Vernalis acquisition in 2018, which yielded Verona’s Ohtuvayre
•Pfenex acquisition in 2020, which yielded five of our major commercial programs – Capvaxive, Vaxnuevance, Rylaze, Pneumosil, and Teriparatide, as well as our equity interest in Primrose Bio

•Novan acquisition in 2023, which yielded ZELSUVMI
•Apeiron acquisition in 2024, which yielded Qarziba
Project finance involves the provision of development capital to fund late-stage clinical programs in return for royalty contracts that we negotiate, creating synthetic royalties on the future sales of those products. Finally, with IP technology platform acquisitions, we look for platforms that are infrastructure-light with existing royalties in place while providing the potential for new royalties through operating those platforms. Ideal technology IP platforms will be scalable and have broad applicability. Our Captisol and NITRICIL businesses are excellent examples of successful platform technology investments.

We have a specific set of criteria we use to assess potential investments. The first is time to cash flow, as we seek products that are within a few years of regulatory approval and commercialization. Typically, this means we invest in Phase 3 assets, although we also evaluate opportunities to invest from Phase 2 assets to approved assets. In terms of an asset's clinical profile, we are looking for strong data supporting both efficacy and safety, and products which will ultimately deliver significant value to patients and to the healthcare system. We also look for strong market exclusivity, which can be achieved through intellectual property and/or regulatory protections. Structural alignment with our counterparty and the commercial counterparty is also a key criteria of the investments we make. Ultimately, we look for assets with favorable risk-reward profiles, which have above average probability of technical and regulatory success and can be commercialized effectively.

Technologies
Through a combination of research and acquisitions, we have created a partnered portfolio with a wide variety of underlying technologies. This diversification provides the added benefits of exposure to a wider breadth of scientific innovation, more licensing opportunities and lower impact of individual patent expiry.
Captisol Technology
Captisol is a patent-protected, chemically modified cyclodextrin with a structure designed to optimize the solubility and stability of drugs. This unique technology has enabled FDA-approved products, including Gilead’s Veklury, Amgen’s Kyprolis, Baxter’s Nexterone, and Acrotech Biopharma’s Evomela. There are many Captisol-enabled products currently in various stages of development. We maintain a broad global patent portfolio for Captisol with the latest expiration date in 2033. Other patent applications covering methods of making Captisol, if issued, extend the expiration date to 2041.
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
NITRICIL Technology Platform
The NITRICIL technology platform was acquired through our Novan acquisition in 2023. This product leverages nitric oxide's naturally occurring antimicrobial and immunomodulatory effects to develop new therapies for unmet medical needs across multiple therapeutic areas. Our nitric oxide platform allows for “tunable” dosing, permitting an adjustable drug release profile to allow proprietary formulations that target a broad range of indications. NITRICIL is currently leveraged in one FDA approved product, ZELSUVMI. Clinical development success positions the NITRICIL platform well for future expansions into other indications.
HepDirect, LTP and BEPro Technology Platform
The HepDirect and LTP technology platforms are our proprietary liver-targeting prodrug technologies that can deliver many different chemical classes of drugs to the liver by using a chemical modification that renders an active pharmaceutical ingredient (“API”) biologically inactive until cleaved by a liver-specific enzyme. These technologies may improve the efficacy and/or safety of certain drugs and can be applied to marketed or new drug products to treat liver diseases or diseases caused by hemostasis imbalance of circulating molecules controlled by the liver.
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
Pelican Expression Technology (owned by Primrose Bio, of which Ligand owns 31.4% as of December 31, 2024)
The Pelican Expression Technology platform is a robust, validated, cost-effective and scalable platform for recombinant protein production and is especially well suited for complex, large-scale proteins. Global manufacturers have demonstrated consistent success with the platform, and the technology is currently outlicensed for multiple commercial and development-stage programs. The versatility of the platform has been demonstrated in the production of enzymes, peptides, antibody derivatives and engineered non-natural proteins. The platform contributes significant value to biopharmaceutical development programs by shortening timelines and reducing costs associated with research and development through commercial manufacturing of therapeutics and vaccines. Given pharmaceutical industry trends toward large molecules with increased structural complexities, the Pelican Expression Technology platform is well positioned to meet these growing needs as one of the most comprehensive and broadly available, commercially validated protein production platforms in the industry.
2024 and Recent Investment Highlights
On February 25, 2025, we announced that we entered into a royalty financing agreement with Castle Creek Biosciences, Inc., a late-stage cell and gene therapy company, to support Castle Creek’s D-Fi (FCX-007) Phase 3 clinical study. D-Fi is an injectable autologous gene-modified cell therapy in development for the treatment of dystrophic epidermolysis bullosa (“DEB”), candidate for the treatment of DEB, a devastating, painful, and debilitating rare genetic skin disorder. Under the terms of the agreement, we have invested $50 million in exchange for a mid-single digit royalty on worldwide sales of D-Fi and a portion of a future milestone payment upon D-Fi achieving FDA approval. An additional $25 million was secured from a syndicate of co-investors in return for a high-single digit royalty on worldwide sales of D-Fi.
Throughout 2024 and into January of 2025, we acquired additional royalties from several Ohtuvayre inventors, bringing our total Ohtuvayre royalty to 3%.

In July 2024, we acquired Apeiron Biologics AG (“Apeiron”), which holds royalty rights to Qarziba (dinutuximab beta) for the treatment of high-risk neuroblastoma in patients aged 12 months and above, for $100 million. In addition, we agreed to pay Apeiron shareholders additional consideration based on future commercial and regulatory events, including up to $28 million if Qarziba royalties exceed certain predetermined thresholds by either 2030 or 2034, and pay additional earn-outs on specific future commercial and regulatory events. Qarziba was approved by the European Medicines Agency in 2017 and is commercially available in more than 35 countries. We receive a tiered mid-teen royalty on sales of Qarziba from Recordati. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Acquisitions.”
In June 2024, following on our first two investments in 2018 and 2023, we invested an additional $2.5M in Palvella in the form of a convertible notes, which upon Pavella's merger with Pieris, converted to common shares of Pavella.
In May 2024, we committed $75 million to a royalty financing agreement (the “Agenus Agreement”) with Agenus intended to support Agenus’ key development initiatives in the ongoing botensilimab and balstilimab (“BOT/BAL”) clinical development program, including a Phase 3 trial in its lead indication of patients with metastatic, relapsed/refractory, microsatellite stable (MSS) colorectal cancer, not microsatellite instability-high (MSI-H) or deficient mismatch repair (dMMR), who are without active liver metastases (r/r MSS CRC NLM), along with other launch readiness activities. Under the terms of the Agenus Agreement, we paid $75 million to Agenus at closing. In addition, we have the option to invest an additional $25 million on the same terms on a pro rata basis. In return for our initial $75 million payment, we are entitled to receive 18.75% of future royalties and 31.875% of future milestone payments related to six of Agenus’ clinical-stage oncology programs. For five of these programs the partner has either returned, not exercised a license option or indicated they would no longer pursue development including BMS-986442, AGEN2373, INCAGN2385 and INCAGN2390 and MK-4830. UGN-301 is currently being evaluated in Phase 1 trials in bladder cancer by UroGen Pharma. Additionally, we will receive a 2.625% synthetic royalty on future global net sales generated by BOT/BAL. The royalties and milestone payments owed could be adjusted up or down based upon pre-determined future events and achievement of certain milestones. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (2), Agenus Transaction.”
Novan Acquisition
In September 2023, the Bankruptcy Court approved a $12.2 million bid from Ligand to purchase certain assets of Novan, Inc. (“Novan”), including its lead product candidate berdazimer topical gel, 10.3% (“berdazimer gel”), all assets related to the NITRICIL technology platform and the rights to one development stage asset. Prior to Novan's bankruptcy, we had a royalty interest in berdazimer gel. Berdazimer gel was subsequently approved by the FDA in January 2024, with a brand name of ZELSUVMI.
On April 3, 2024, Ligand announced the creation of Pelthos Therapeutics (“Pelthos”) under the leadership of Scott Plesha as Chief Executive Officer. Pelthos is focused on the commercialization of innovative, safe, and efficacious therapeutic products for patients suffering from conditions with limited treatment options. ZELSUVMI, its first product, is the first and only FDA-approved prescription medicine for the treatment of the highly transmissible molluscum contagiosum (molluscum) viral skin infection in adults and pediatric patients one year of age and older. It is the first and only FDA approved topical prescription medication for this infection that can be applied by patients, parents and caregivers at home, outside of a physician's office, or other medical setting.
ZELSUVMI received a Novel Drug designation from the U.S. FDA in January 2024 to treat molluscum viral skin infection. ZELSUVMI was developed using Pelthos' proprietary nitric oxide-based NITRICIL technology platform. As we incubate this newly acquired business, the Pelthos team is actively preparing for a potential strategic transaction and subsequent commercial launch by mid-2025 of the assets acquired in the Novan acquisition (including ZELSUVMI and other assets that may be developed using the NITRICIL technology platform). Consistent with our business model, we are engaging with potential commercial partners and outside investors to maximize the value of these assets for Ligand stockholders through a licensing or other strategic transaction involving Pelthos. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Acquisitions.”
Commercial and Clinical Stage Partnered Portfolio
We have a large royalty portfolio including 12 major commercial-stage revenue-generating royalty assets and over 75 additional active programs with future revenue-generating potential, including over 85 that are programs that are fully-funded by our partners.
The following table provides an overview of royalty receipts on our commercial-stage revenue-generating royalty assets:

Product	Partner	Therapeutic Area	Royalty Rate	2024 Royalty Receipts (in millions)	Estimated 2024 Product Revenue (in millions)
Kyprolis	Amgen/Ono/Beigene	Oncology	1.5% - 3.0%	$38.4	$1,627.4
Qarziba	Recordati	Oncology	Tiered mid-teen	$14.6	— [1]
Rylaze	Jazz	Oncology	Low single digit	$13.7	$409.4
Filspari	Travere	Nephropathy	9%	$12.2	$135.6
Evomela	Acrotech/CASI	Oncology	20%	$8.7	$44.8
Teriparatide	Alvogen	Women's Health	25%-40% [2]	$8.2	$30.2
Vaxneuvance	Merck	Infectious Disease	Low single digit	$5.2	$791.3
Pneumosil	Serum Institute	Infectious Disease	Low single digit	$3.8	$161.5
Nexterone	Baxter	Cardiovascular	Low single digit	$2.8	$70.1
Ohtuvayre [3]	Verona	Respiratory Disease	3%	$2.7	$41.6
Capvaxive	Merck	Infectious Disease	Low single digit	$0.6	$95.7
Tzield	Sanofi	Metabolic Disease	Less than 1%	$0.2	$58.0
19 Other Products				$8.5
Total Royalty Receipts				$119.6
Less: Amortization of Financial Royalty Assets[4]				$10.8
GAAP Income from Royalty Assets				$108.8
NOTES:
(1) Based on our agreement with Recordati, sales of Qarziba are undisclosed.
(2) We receive tiered profit sharing of 25% on quarterly profits less than $3.75 million, 35% on quarterly profits greater than $3.75 million but less than $7.5 million and 40% on quarterly profits greater than $7.5 million. If therapeutic equivalence is achieved, quarterly profit changes to 50% of quarterly profits.
(3) Ohtuvayre royalty receipts include an allocation of contractually earned milestones and royalties pertaining to financial royalty assets.
(4) Amounts represent the adjustments to the effective interest income recognized to total contractual payments recognized in the period.
Major Commercial-Stage Royalty Receipt Generating Assets
The following programs represent important revenue-generating components of our current portfolio. For information about the royalties owed to us for certain of these programs, see “Royalties” later in this business section.

Kyprolis (Amgen, Ono, BeiGene)
We supply Captisol to Amgen for use with Kyprolis (carfilzomib) and granted Amgen an exclusive product-specific license under our patent rights with respect to Captisol. Kyprolis is formulated with Ligand’s Captisol technology and is approved for the following:
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
Our agreement with Amgen may be terminated by either party in the event of material breach or bankruptcy, or unilaterally by Amgen with prior written notice, subject to certain surviving obligations. Absent early termination, the agreement will terminate upon expiration of the obligation to pay royalties. Under this agreement, we are entitled to receive revenue from clinical and commercial Captisol material sales and a 1.5% to 3.0% royalty on annual net sales of Kyprolis. Amgen’s obligation to pay royalties does not expire until four years after the expiration of the last-to-expire patent covering Captisol. Our patents and applications relating to the Captisol component of Kyprolis are not expected to expire until 2033.
Qarziba (Recordati)
We receive royalties on Qarziba (dinutuximab beta) sales through our acquisition of Apeiron, announced in July 2024. Qarziba is a monoclonal antibody that is specifically directed against the carbohydrate moiety of disialoganglioside 2 (GD2), which is overexpressed on neuroblastoma cells. Dinutuximab beta was approved by the European Medicines Agency in 2017 for the treatment of high-risk neuroblastoma in patients aged 12 months and above, who have previously received induction chemotherapy and achieved at least a partial response, followed by myeloablative therapy and stem cell transplantation, as well as patients with history of relapsed or refractory neuroblastoma, with or without residual disease.
Qarziba is commercially available in more than 35 countries. We receive a tiered mid-teen royalty on worldwide sales of Qarziba from Recordati and are entitled to receive over $25 million in potential milestone payments. See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (3), Acquisitions.”
Filspari (Travere, CSL Vifor, Renalys)
In early 2012, we licensed the world-wide rights to Filspari (sparsentan) to Travere Therapeutics. In September 2024, Travere received full approval from the FDA for Filspari, which was previously under accelerated approval, for the treatment of immunoglobulin A nephropathy (IgAN). Filspari is the first and only dual endothelin and angiotensin II receptor antagonist in development for rare kidney diseases and is the first non-immunosuppressive treatment indicated for IgAN. In February 2024, Travere and its partner CSL Vifor received approval for Filspari for the treatment of IgAN in Europe. Additionally, Travere has partnered with Renalys Pharma to develop and commercialize Filspari in Japan and other Asian countries. Renalys completed enrollment in its registrational Phase III clinical trial of sparsentan for IgAN in January 2025.
In February 2025, Travere announced completion of its Type C meeting with the FDA and plans to submit a supplemental New Drug Application (sNDA) seeking traditional approval of Filspari for focal segmental glomerulosclerosis (FSGS). The sNDA will be based on existing data from the Phase 3 DUPLEX and Phase 2 DUET studies of Filspari and is expected to be submitted around the end of the first quarter of 2025.
Under our license agreement with Travere, we are entitled to receive potential milestone payments, as well as a 9% royalty on worldwide sales.
Ohtuvayre (Verona, Nuance)
We acquired a royalty on Verona's Ohtuvayre (ensifentrine) through our acquisition of Vernalis in 2018 and acquired additional rights from Ohtuvayre inventors during the course of 2024 continuing through January 2025, bringing our royalty rate to 3% of global net sales. Ohtuvayre is a first-in-class selective dual inhibitor of the enzymes phosphodiesterase 3 and phosphodiesterase 4 (“PDE3 and PDE4”) that combines bronchodilator and non-steroidal anti-inflammatory effects in one molecule. Ohtuvayre is delivered directly to the lungs through a standard jet nebulizer without the need for high inspiratory flow rates or complex hand-breath coordination. Ohtuvayre was approved by the FDA in June 2024 for the maintenance treatment of chronic obstructive pulmonary disease ("COPD") in adult patients. Ohtuvayre is the first inhaled product with a novel mechanism of action available for the maintenance treatment of COPD in adult patients in more than 20 years. Verona sublicensed the right to develop and commercialize Ohtuvayre in Hong Kong, Macau, Taiwan, and mainland China to Nuance Pharma.
Verona is currently conducting Phase 2 trials for indication expansion in non-cystic fibrosis bronchiectasis, as well as a fixed-dose combination of ensifentrine + Long-Acting Muscarinic Antagonist (LAMA) for maintenance treatment of COPD. In

September 2024, Nuance Pharma (private), completed enrollment in its pivotal Phase 3 clinical trial evaluating Ohtuvayre for the maintenance treatment of COPD in China. Results from the trial are expected in 2025.
Rylaze (Jazz Pharmaceuticals)
In July 2021, Jazz announced the U.S. launch of Rylaze (asparaginase erwinia chrysanthemi (recombinant)-rywn), previously referred to as JZP458. Rylaze, which was approved by the FDA in June 2021, is a recombinant erwinia asparaginase used as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia (ALL) and lymphoblastic lymphoma (LBL) in adult and pediatric patients one month or older who have developed hypersensitivity to E. coli-derived asparaginase. In September 2023, Jazz announced that the European Commission (EC) had granted marketing authorization for Rylaze, to be marketed as Enrylaze. Jazz began a rolling launch in the second half of 2023.
We are eligible to receive tiered low-single digit royalties based on worldwide net sales of Rylaze, Enrylaze and any products resulting from this collaboration.
Vaxneuvance (Merck)
Vaxneuvance, a 15-valent pneumococcal conjugate vaccine, also known as V114, was approved in the U.S. in July of 2021 for the prevention of invasive disease caused by Streptococcus pneumoniae serotypes 1, 3, 4, 5, 6A, 6B, 7F, 9V, 14, 18C, 19A, 19F, 22F, 23F and 33F in adults 18 years of age and older, and subsequently in children 6 weeks through 17 years of age in June of 2022. Vaxneuvance was also approved in Europe in October 2022 for the prevention of invasive disease and pneumonia caused by Streptococcus pneumoniae in individuals 18 years and older and in infants, children and adolescents from 6 weeks to less than 18 years of age. Vaxneuvance utilizes CRM197 vaccine carrier protein, which is produced using the patent-protected Pelican Expression Technology platform, which we acquired in October 2020 through our acquisition of Pfenex. We are entitled to low single digit royalties derived from net sales of Vaxneuvance.
Capvaxive (Merck)
Capvaxive, a 21 valent pneumococcal vaccine, also known as V116, was approved by the FDA in June 2024 for the prevention of invasive disease caused by Streptococcus pneumoniae serotypes 3, 6A, 7F, 8, 9N, 10A, 11A, 12F, 15A, 15C, 16F, 17F, 19A, 20A, 22F, 23A, 23B, 24F, 31, 33F, and 35B in adults 18 years of age and older. Capvaxive is the first pneumococcal conjugate vaccine specifically designed for adults, and its 21 covered serotypes account for approximately 85% of cases of invasive pneumococcal disease among individuals 50 and over, including 8 serotypes not covered by any currently approved vaccines. Following the FDA approval, the US Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices (“ACIP”) voted to update the adult age-based pneumococcal vaccination guidelines to recommend Capvaxive for pneumococcal vaccination in adults 50 years of age and older. Additionally, ACIP issued a shared clinical decision-making recommendation for a supplemental dose of Capvaxive for adults 65 years of age and older who have completed their vaccine series with both PCV13 (pneumococcal 13-valent conjugate vaccine) and PPSV23 (pneumococcal 23-valent polysaccharide vaccine). Capvaxive utilizes CRM197 vaccine carrier protein, which is produced using the patent-protected Pelican Expression Technology platform, which we acquired in October 2020 through our acquisition of Pfenex. The FDA approval of Capvaxive triggered a $2 million milestone payment to Ligand, and we are entitled to a low single digit royalty on worldwide net sales.
Pneumosil (Serum Institute of India, SII)
SII began commercialization of its 10-valent pneumococcal conjugate vaccine, Pneumosil, which is produced using CRM197 made in the Pelican Expression Technology platform, in the second quarter of 2020. Pneumosil is designed primarily to help fight against pneumococcal pneumonia among children, with an advantage of targeting the most prevalent serotypes of the bacterium causing serious illness in developing countries. Pneumosil achieved WHO Prequalification in December 2019, allowing the product to be procured by United Nations agencies and Gavi, the Vaccine Alliance, and subsequently achieved Indian Marketing Authorization in July 2020, and SII announced commercial launch of the product in India in December 2020. We are entitled to a low-single digit royalty on net product sales of Pneumosil.
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
Alvogen has exclusively licensed the rights to commercialize and manufacture the teriparatide injection product in the U.S., while Adalvo has the rights to commercialize in the E.U. and other territories outside the U.S.. In accordance with our agreements with Alvogen, we are eligible to receive tiered gross profit sharing of between 25% and 40% of quarterly profits prior to an “A” therapeutic equivalence designation, which increases to a flat 50% if an “A” rating is achieved. In accordance with our agreements with Adalvo, we may be eligible to receive milestones and may also be eligible to receive up to 60% of gross profit derived from product sales and regional license fees, if approved, depending on geography, cost of goods sold and sublicense fees.
Evomela (Acrotech and CASI)
We supply Captisol to, and receive royalties from, Acrotech Biopharma for sales of Evomela in the United States, and CASI Pharmaceuticals for sales in China. Evomela is a Captisol-enabled melphalan IV formulation which is approved by the FDA for use in two indications:
•a high-dose conditioning treatment prior to autologous stem cell transplantation (“ASCT”) in patients with multiple myeloma; and
•for the palliative treatment of patients with multiple myeloma for whom oral therapy is not appropriate.
Under the terms of the license agreement, Acrotech Biopharma has marketing rights worldwide excluding China, and CASI Pharmaceuticals has rights to market in China. We are eligible to a 20% royalty on global net sales of the Captisol-enabled melphalan product and revenue from Captisol material sales. Acrotech and CASI’s obligation to pay royalties will expire at the end of the life of the relevant patents or when a competing product is launched, whichever is earlier, but in no event less than ten years from commercial launch. Our patents and applications relating to the Captisol component of melphalan are not expected to expire until 2033. As described herein, we have entered into a settlement agreement with Teva and Acrotech Biopharma (the holder of the NDA for Evomela) which will allow Teva to market a generic version of Evomela in the United States in 2026, or earlier under certain circumstances. Absent early termination, the agreement will terminate upon expiration of the obligation to pay royalties. In December 2024, Acrotech issued a termination process letter to CASI alleging the Company materially breached the license agreement and failed to cure such breach, thus terminating the license agreement. CASI can continue to distribute Evomela in China for a reasonable wind down period not to exceed 24 months.
Nexterone (Baxter)
We have a license agreement with Baxter, related to Nexterone, a Captisol-enabled formulation of amiodarone, which is marketed in the United States and Canada. We supply Captisol to Baxter for use in accordance with the terms of a license agreement and a separate supply agreement between us and Baxter. Under the terms of the license agreement, we will continue to earn milestone payments, a low single digit royalty, and revenue from Captisol material sales. We will earn royalties on net sales of Nexterone through early 2033.
Tzield (Sanofi)
We acquired a royalty of less than 1% on net sales of Tzield through our acquisition of Tolerance Therapeutics (“Tolerance”) in the fourth quarter of 2023. Tzield is the first disease-modifying therapy to be approved in type 1 diabetes (“T1D”). It is a CD3-directed antibody indicated to delay the onset of Stage 3 T1D in adults and children aged 8 years and older with Stage 2 T1D. Tzield was granted Breakthrough Therapy Designation in 2019 and was approved by the FDA in November 2022. Tzield is marketed by Sanofi, following its acquisition of Provention Bio, Inc., the developer of Tzield, in 2023 for $2.9 billion. Sanofi also announced data from Tzield’s PROTECT Phase 3 trial, which showed Tzield’s potential to slow the progression of Stage 3 T1D in newly diagnosed children and adolescents. Tzield met the study’s primary endpoint, significantly slowing the decline of C-peptide levels, compared to placebo. Sanofi recently announced they have filed for Tzield's approval in Europe and China, expecting responses in the second half of 2025. Under our agreement with Tolerance, we are entitled to receive royalties through December 1, 2032.
Other Key Partnered Programs
We have a highly diversified partnered pipeline of assets that either have or are nearing regulatory approval that we consider particularly noteworthy given the area of research or value of the license terms. We are eligible to receive milestone payments and royalties on these programs. This list does not include all of our partnered programs. In the case of Captisol-related programs, we are also eligible to receive revenue for the sale of Captisol material supply. The following table represents development-stage assets with disclosed royalty rates:

Development stage assets with disclosed royalties
Program	Licensee	Royalty Rate
Bot/Bal	Agenus	2.625%
UGN-301	UroGen	2.625 - 3.75%
Ciforadenant	Corvus	Mid-single digit to low-teen royalty
DGAT-1	Viking	3.0% - 7.0%
FBPase Inhibitor (VK0612)	Viking	7.5% - 9.5%
Lasofoxifene	Sermonix	6.0% - 10.0%
MB07133	Xi'an Xintong	6%
Oral EPO	Viking	4.5% - 8.5%
Pradefovir	Xi'an Xintong	9%
Qtorin rapamycin	Palvella	8.0% - 9.8%
SARM (VK5211)	Viking	7.25% - 9.25%
TR Beta (VK2809 and VK0214)	Viking	3.5% - 7.5%
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
Botensilimab and Balstilimab (BOT/BAL) (Agenus)
In May 2024, we entered into the Agenus Agreement to support BOT/BAL clinical development, confirmatory Phase 3 trial, and launch readiness activities. Botensilimab is an investigational multifunctional anti-CTLA-4 immune activator (antibody) designed to boost both innate and adaptive anti-tumor immune responses. Its novel design leverages mechanisms of action to extend immunotherapy benefits to “cold” tumors which generally respond poorly to standard of care or are refractory to conventional PD-1/CTLA-4 therapies and investigational therapies. Botensilimab augments immune responses across a wide range of tumor types by priming and activating T cells, downregulating intratumoral regulatory T cells, activating myeloid cells and inducing long-term memory responses. Over 900 patients have been treated with botensilimab in Phase 1 and Phase 2 clinical trials. Botensilimab alone, or in combination with Agenus’ investigational PD-1 antibody, balstilimab, has shown clinical responses across nine metastatic, late-line cancers. Ligand is entitled to a 2.625% synthetic royalty on future global net sales generated by BOT/BAL pursuant to the Agenus Agreement. This rate may be adjusted depending on future events.
UGN-301
Additionally, under the terms of the Agenus Agreement, we are eligible for a tiered royalty of 2.625% to 3.75% on future net sales and 31.875% of the future milestone payments made by UroGen to Agenus related to UGN-301. The royalties and milestone payments owed to us could be adjusted up or down based upon predetermined future events and achievements of certain milestones. UGN-301 is an anti-CTLA-4 monoclonal antibody (zalifrelimab), prepared with reverse-thermal hydrogel for intravesical administration into the bladder. Intravesical administration of UGN-301 is designed to increase drug concentrations in the bladder without significant systemic exposure, potentially diminishing the systemic toxicity associated with CTLA-4 blockade. UroGen is evaluating UGN-301 as a monotherapy and as combination therapy for the intravesical treatment of high-grade non-muscle invasive bladder cancer.
TR-Beta - VK2809 and VK0214 (Viking)
Our partner, Viking, is developing VK2809, a novel selective thyroid hormone receptor beta (TR-beta) agonist with potential in multiple indications, including hypercholesterolemia, dyslipidemia and non-alcoholic steatohepatitis (NASH; also referred to as metabolic dysfunction associated steatohepatitis, MASH). Viking completed a Phase 2b clinical trial (the VOYAGE study) in patients with biopsy-confirmed NASH. At the 52-week mark, the drug reduced liver fat content by an average of 37% to 55% compared to baseline, with all treatment arms showing statistically significant improvements compared to placebo.
VK0214, another novel, orally available, TR-beta agonist, is in development for the potential treatment of X-linked adrenoleukodystrophy (“X-ALD”). VK0214 has been evaluated in a Phase 1b clinical trial in patients with the adrenomyeloneuropathy (“AMN”) form of X-ALD.

Under the terms of the agreement with Viking, we may be entitled to up to $375 million of development, regulatory and commercial milestones and a tiered royalty of 3.5% to 7.5% on potential future net sales of VK-2809 and VK-0214. Our TR-beta programs partnered with Viking are subject to CVR sharing, and a portion of the cash received will be paid out to CVR holders.
Ciforadenant – CPI-444 (Corvus)
Our partner, Corvus, is conducting a Phase 1b/2 clinical trial evaluating ciforadenant as a potential first line therapy for metastatic renal cell cancer (RCC) in combination with ipilimumab (anti-CTLA-4) and nivolumab (anti-PD-1). The Phase 1b/2 study is being conducted by the Kidney Cancer Research Consortium (KCRC) and is led by The University of Texas MD Anderson Cancer Center. Under the terms of our agreement with Corvus, we are entitled to development and regulatory milestones and tiered royalties on potential future sales. Under the terms of our agreement with Corvus, we are entitled to milestones and tiered royalties ranging from mid-single digit to low-teens on potential future net sales.
Qtorin rapamycin (Palvella)
We acquired economic rights to Qtorin™ 3.9% rapamycin anhydrous gel (Qtorin rapamycin, formerly PTX-022) from Palvella in December 2018. Qtorin rapamycin is a novel, topical formulation of high-strength rapamycin currently in development for the treatment of Microcystic Lymphatic Malformations (“Microcystic LM”) and cutaneous venous malformations (“VMs”). The FDA has granted Breakthrough Therapy Designation, Fast Track Designation, and Orphan Designation to Qtorin rapamycin for the treatment of Microcystic LM. Microcystic LM is a chronically debilitating and lifelong genetic disease affecting an estimated more than 30,000 patients in the U.S. There are currently no FDA-approved treatments for Microcystic LM. Palvella is currently conducting a Phase 3 trial evaluating Qtorin rapamycin for the treatment of Microcystic LM and a Phase 2 trial evaluating Qtorin rapamycin for the treatment of cutaneous VMs. Under the terms of our agreement with Palvella, we are entitled to milestones and a tiered royalty of 8.0% to 9.8%.
Lasofoxifene (Sermonix)
Our partner, Sermonix has a license for the development of oral lasofoxifene, its lead investigational drug, for the United States and additional territories. Lasofoxifene is a selective estrogen receptor modulator in development for the treatment of breast cancer, discovered through the research collaboration between Pfizer and Ligand. Sermonix is currently conducting the Phase 3 ELAINE-3 clinical trial to assess the efficacy of lasofoxifene in combination with Eli Lilly and Company’s CDK4/6 inhibitor abemaciclib (Verzenio®) compared to fulvestrant and abemaciclib in pre- and post-menopausal subjects with locally advanced or metastatic ER+/HER2- breast cancer with an ESR1 mutation. In January 2024, Sermonix entered into a strategic collaboration and exclusive license agreement with Henlius for the rights to develop, manufacture and commercialize lasofoxifene in China. Henlius is currently conducting a Phase 3 ELAINE-3 multi-regional clinical trial in China.
Under the terms of our agreement with Sermonix, we are entitled to receive potential regulatory and commercial milestone payments, as well as a tiered royalty of 6% to 10% on potential future net sales.
Xinshumu (pradefovir) (Xi'an Xintong)
Xi'an Xintong received marketing approval from the Chinese National Medical Products Administration (NMPA) for Xinshumu (pradefovir mesylate tablets) in October 2024. Xinshumu is the first liver-targeted, novel Hepatitis B drug developed based on the HepDirect™ liver-targeting prodrug technology that utilizes a chemically modified prodrug of the active compound which is stable in blood and intestines and is activated by a liver specific CYP subtype enzyme to achieve high liver concentration of the active drug and low systemic exposure, reducing side effects in other organs for improved safety. Under the terms of our agreement with Xi'an Xintong, we are entitled to an annual licensing maintenance fee, milestones and a 9% royalty on potential future sales.
MB07133 (Xi'an Xintong)
Xi'an Xintong is also developing MB07133, a liver specific, HepDirect prodrug of cytarabine monophosphate, for the potential treatment of hepatocellular carcinoma and intrahepatic cholangiocarcinoma. MB07133 is currently in Phase 2 in China. We are entitled to an annual licensing maintenance fee and a 6% royalty on potential future sales.
Full Portfolio Details
We have assembled one of the largest portfolios of biopharmaceutical assets in the industry which provides investors the opportunity to participate in the biotech industry while mitigating the industry’s usual inherent clinical binary risks. Our portfolio consists of assets which currently generate revenue through royalties on commercial products, as well as Captisol sales on commercial products. In addition to these assets, we have a substantial pipeline of development stage assets that currently generate contractual payments through milestone and license fees with future potential for royalties and Captisol material sales for those programs under our Captisol technology.

Approved
Partner Name	Program	Therapeutic Area

Acrotech/CASI	Evomela	Oncology
Alvogen/Adalvo	Teriparatide	Women's Health
Alvogen/Hikma/Nanjing King-Friend	Voriconazole	Infectious Disease
Amgen/Beigene/Ono	Kyprolis	Oncology
Baxter	Nexterone	Cardiovascular
Eisai	Fycompa	Central Nervous System
Elutia	ECM portfolio	Medical device/Cardiology
Exelixis/Daiichi-Sankyo	Minnebro	Cardiovascular
Gilead	Veklury	Infectious Disease
Ingenus	Taxotere	Oncology
Jazz	Rylaze	Oncology
Melinta	Baxdela	Infectious Disease
Menarini	Frovatriptan	Central Nervous System
Fareva	Noxafil-IV	Infectious Disease
Merck	Vaxneuvance	Infectious Disease
Merck	Capvaxive	Infectious Disease
Pelthos	ZELSUVMI	Infectious Disease
Novartis	Mekinist	Oncology
Outlook Therapeutics	Lytenava	Ophthalmology
Par	Posaconazole	Infectious Disease
Pfizer	Duavee	Inflammatory/Metabolic
Pfizer	Vfend-IV	Infectious Disease
Recordati	Qarziba	Oncology
Sage	Zulresso	Central Nervous System
Sanofi	Tzield	Metabolic
Sedor/Lupin	Sesquient	Central Nervous System
Serum Institute of India	Pneumosil	Infectious Disease
Serum Institute of India	Men5	Infectious Disease
Travere	Filspari	Metabolic
Verona	Ohtuvayre	Respiratory Disease
Xi'an Xintong	Pradefovir	Infectious Disease

Phase 3/Pivotal or Regulatory Submission Stage
Partner Name	Program	Therapeutic Area

Aldeyra	Reproxalap	Other/Undisclosed
BendaRx	Bendamustine	Oncology
Marinus	Ganaxalone IV	Central Nervous System
Ohara Pharmaceuticals	JPH203	Oncology
Opthea	OPT-302	Ophthalmology
Outlook Therapeutics	ONS-5010	Other/Undisclosed
Palvella	Qtorin rapamycin	Other/Undisclosed
Sermonix	Lasofoxifene	Oncology
SQ Innovation	CE-Furosemide	Cardiovascular Disease
Sunshine Lake	Vilazodone	Central Nervous System

Phase 2
Partner Name	Program	Therapeutic Area

Agenus	Bot/Bal	Oncology
Anebulo	ANEB-001	Central Nervous System
Corvus	Ciforadenant	Oncology
CurX	CE-Topiramate	Central Nervous System
Phoenix Tissue	PTR-01	Genetic Disease
Sato	SB206 (Japan)	Infectious Disease
Verona	Ensifentrine (nebulizer)	Non-Cystic Fibrosis Bronchiectasis
Verona	Ensifentrine + LAMA (Nebulizer)	COPD
Viking	VK5211	Inflammatory/Metabolic
Viking	VK2809	Inflammatory/Metabolic
Xi'an Xintong	MB07133	Oncology

Phase 1
Partner Name	Program	Therapeutic Area

Arcellx	ACLX-001	Oncology
Arcellx	ACLX-002	Oncology
Beloteca	CE-Ziprasidone	Central Nervous System
China Resources Double Crane	CX2101A	COVID 19
InvIOs	APN401	Oncology
Jazz	JZP-341	Long Acting Erwinia Asparaginase
Jupiter Biomedical Research	Viright	Oncology
Merck	V117	Pneumococcal
Nucorion	NUC-1010	Infectious Disease
UroGen	UGN-301	Oncology
Vaxxas	Nanopatch	Infectious Disease
Viking	VK-0214	Genetic Disease

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
In the event of a Captisol supply interruption, we are permitted to designate and, with Hovione’s assistance, qualify one or more alternate suppliers. If the supply interruption continues beyond a designated period, we may terminate our agreement with Hovione. In addition, if Hovione cannot supply our requirements of Captisol due to an uncured force majeure event, we may also obtain Captisol from a third party and have previously identified such parties.
The original term of the agreement was through December 2024 and has been automatically renewed through December 2026. The agreement automatically renews for successive two-year renewal terms. Either party can give written notice of its intention to terminate the agreement no less than two years prior to the expiration of renewal term. In addition, either party may terminate the agreement for the uncured material breach or bankruptcy of the other party or an extended force majeure event. We may terminate the agreement for extended supply interruption, regulatory action related to Captisol or other specified events. We have ongoing minimum purchase commitments under our agreement with Hovione.
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
Corporate and Governance Highlights
We are committed to policies and practices focused on environmental sustainability, positively impacting our social community and maintaining and cultivating good corporate governance. By focusing on such ESG policies and practices, we believe we can affect a meaningful and positive change in our community and maintain our open, collaborative corporate culture. We will continue our proactive shareholder and employee engagement in 2025. See www.ligand.com for information about our ESG policies and practices. However, note that the information contained on our website is not intended to be part of this filing.
Environmental, Health and Safety (“EHS”)
We are committed to providing a safe and healthy workplace, promoting environmental excellence in our communities, and complying with all relevant regulations and industry standards. We establish and monitor programs to reduce pollution, prevent injuries, and maintain compliance with applicable regulations. By focusing on such practices, we believe we can affect a meaningful, positive change in our community and maintain a healthy and safe environment. In early 2025, we completed our $2.6 million solar investment at Kansas University Innovation Park; made Environmental, Social and Governance (“ESG”) related charitable donations; and evolved numerous programs from our ESG-focused outreach committees. We expect to continue our effort and to refine our EHS policies and practices in 2025. More information on our EHS policies and initiatives is available on our website at www.ligand.com. However, note that the information contained on our website is not intended to be part of this filing.
Government Regulation
The research and development, manufacturing and marketing of pharmaceutical products are subject to regulation by numerous governmental authorities in the United States and other countries. We and our partners, depending on specific activities performed, are subject to these regulations. In the United States, pharmaceuticals are subject to regulation by both federal and various state authorities, including the FDA. In the U.S., the Federal Food, Drug and Cosmetic Act and the Public Health Service Act govern the research and development, testing, manufacture, quality, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of pharmaceutical products. These activities are subject to additional regulations that apply at the state level. There are similar regulations in other countries as well. For both currently marketed products and products in development, failure to comply with applicable regulatory requirements at any time during the product development process, approval process or after approval, can, among other things, result in delays, the suspension of regulatory approvals, regulatory enforcement actions, as well as possible civil and criminal sanctions. In addition, changes in existing regulations could have a material adverse effect on us or our partners.

In particular, FDA approval is required before a drug or biological product may be marketed in the United States, and these products are also subject to other federal, state, and local statutes and regulations. The process required by the FDA before pharmaceutical products may be marketed in the United States generally involves the following:
•completion of extensive preclinical laboratory tests and preclinical animal studies, certain of which must be performed in accordance with Good Laboratory Practice regulations and other applicable requirements;
•submission to the FDA of an IND application, which must become effective before human clinical studies may begin;
•approval by an independent institutional review board or ethics committee at each clinical site before each clinical study may be initiated;
•performance of adequate and well-controlled human clinical studies in accordance with Good Clinical Practice (“GCP”) requirements to establish the safety and efficacy, or with respect to biologics, the safety, purity and potency of the product candidate for each proposed indication;
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
Patents are issued or pending for the following key products or product families. The scope and type of patent protection provided by each patent family is defined by the claims in the various patents. Patent terms may vary by jurisdiction and depend on a number of factors including potential patent term adjustments, patent term extensions, and terminal disclaimers. For each product or product family, the patents and/or applications referred to are in force in at least the United States, and for most products and product families, the patents and/or applications are also in force in European jurisdictions, Japan and other jurisdictions.
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
Ligand UK Development Limited
Under the terms of our sale of Vernalis (R&D) Limited to HitGen in December 2020, Ligand retained a portfolio of fully-funded shots on goal, which now include S65487, a Bcl-2 inhibitor, and S64315, an Mcl-1 inhibitor for treatment of cancers, both of which are partnered with Servier in collaboration with Novartis. These programs and their IP are now owned by Ligand UK Development Limited, which has a worldwide patent portfolio of approximately 100 granted patents in over 40 countries. This patent portfolio is mature, with expected expiry dates up to 2033.
Pelican Expression Technology Platform
In connection with the merger of Pelican and Primrose, Pfenex assigned a global patent portfolio consisting of over 200 patents and over 25 pending patent applications to Pelican, while retaining four patents and five pending patent applications directed to methods of producing Erwinia asparaginase. Additionally, as part of the merger of Pelican and Primrose, Pfenex acquired a non-exclusive, worldwide, royalty-free, irrevocable, and fully sublicensable license to a portfolio of approximately 90 patents and approximately 15 pending patent applications which cover various aspects of the Pelican Expression Technology platform that are critical in helping support and retain contractual relationships including Jazz’s Rylaze, Merck’s Vaxneuvance and Capvaxive vaccines, Alvogen’s Teriparatide, and Serum Institute of India’s vaccine programs, including Pneumosil and MenFive vaccines, among others.
Novan
Through the Novan acquisition described above, we acquired a robust IP portfolio that consists of over 45 U.S. patents, 120 non-U.S. patents, and 25 pending patent applications worldwide along with substantial know-how and trade secrets. This IP portfolio provides material coverage for our platform technologies, licensed products and product candidates, in addition to ZELSUVMI, which was approved by the FDA on January 5, 2024. There are 14 issued U.S. patents covering ZELSUVMI which are listed in the Orange Book and which are expected to expire during the time period beginning in 2026 and ending in 2035. Upon the initial approval of ZELSUVMI, we applied for 1,280 days of patent term extension, or PTE, for the U.S. patent covering ZELSUVMI compositions. Assuming grant of the PTE application, the term of this patent may be extended from February 27, 2034, to August 30, 2037.
Apeiron
In connection with the acquisition of Apeiron in July 2024, we acquired a mature IP portfolio comprising of more than 300 patents worldwide. This IP portfolio supports a number of licensed products and product candidates, and comprises over 60 patents related to Qarziba with expected expiry dates between 2032 and 2034.
Human Capital Management
We recognize and take care of our employees by offering a wide range of competitive pay, recognition, and benefit programs. We are proud to provide our employees the opportunity to grow and advance as we invest in their education and career development. As of December 31, 2024, we have 68 full-time employees, of whom 24 are involved directly in scientific research and development activities.
We rely on skilled, experienced, and innovative employees to conduct the operations of the Company. Our key human capital objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. We frequently benchmark our compensation practices and benefits programs against those of comparable industries and in the geographic areas where our facilities are located. We believe that our compensation and employee benefits are competitive and allow us to attract and retain skilled labor throughout our organization. Our notable health, welfare and retirement benefits include:
•equity awards through our 2002 Stock Incentive Plan;
•subsidized health insurance;
•401(k) Plan with matching contributions;
•tuition assistance program; and
•paid time off.

We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our workforce. As of December 31, 2024, approximately 18% and 9% of our workforce are Asian and Hispanic, respectively. Additionally, 48% of our workforce is female and 52% is male. We believe that our business benefits from the different perspectives a diverse workforce brings.
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
The following is a summary description of some of the many risks we face in our business. You should carefully review these risks in evaluating our business and making an investment decision with respect to our securities, including the businesses of our subsidiaries. You should also consider the other information described in this report, including the information contained in our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Additional risks not presently known to us or that we currently deem immaterial also may impair our business.
Summary of Risks Related to our Business:
Our business is subject to numerous risks and uncertainties, including those described below. The principal risks and uncertainties affecting our business include, but are not limited to, the following:
Risks related to our business operations and reliance on third parties, including:
•Our ability to collect future revenue, including from sales of products from our collaboration partners, Captisol material sales and licensing relationships, and other collaboration relationships, is not guaranteed;
•Our ability to source Captisol from our sole supplier may be impacted by a supply interruption;
•The success of our partnered programs could be adversely affected by a change in our collaboration partners’ strategy or focus and/or development or regulatory hurdles, and market acceptance of such programs is not guaranteed;
•Risks related to the biopharmaceutical product market in general, including changes in growth rate, competition resulting from new technologies and developments, and other sales risks;
•Risks related to our ability to receive adequate information about the biopharmaceutical products we acquire and invest in and our underlying assumptions regarding future cash flow and revenue generation from such products; and
•Our collaboration partners may become insolvent.
Risks related to our intellectual property, including:
•Third party intellectual property rights may prevent us or our partners from developing our potential products; our and our partners’ intellectual property may not prevent competition; and any intellectual property issues may be expensive and time consuming to resolve;
•Risks related to our ability to obtain and maintain sufficient intellectual property protection for our products, platforms and technology;
•Risks related to the validity, scope and enforceability of our and our collaboration partners’ patents and other intellectual property; and
•Other intellectual property-related risks, including the scope and validity of in-licenses from third parties, claims and disputes regarding patent infringement and other intellectual property rights that may be brought by third parties, changes in relevant patent and other intellectual property law, and the confidentiality of our trade secrets and other proprietary information.
Risks related to government regulation and legal proceedings, including:
•Market acceptance and sales of any approved product will depend significantly on the availability and adequacy of coverage and reimbursement from third-party payors and may be affected by existing and future healthcare reform measures;
•Regulatory approval of our product candidates can be time-consuming and unpredictable and is not guaranteed; and
•Risks related to our and our collaboration partners’ compliance with healthcare, environmental and other applicable laws and regulations.
Risks related to our strategic transactions, including:
•Difficulties from strategic acquisitions and other M&A transactions could adversely affect our stock price, operating results and results of operations; and
•Risks we may face if we do not consummate a strategic transaction involving our Pelthos business and continue to operate Pelthos on a go-forward basis.

Other risks and uncertainties affecting our business, including:
•Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or any guidance we may provide;
•Changes or modifications in financial accounting standards or tax laws may harm our results of operations;
•Risks related to our accounting methodologies and tax status; and
•Other general risks and uncertainties affecting our business.
Risks Related to Our Business Operations and Reliance on Third Parties:
Future revenue based on Kyprolis, Qarziba, Filspari, Evomela, Teriparatide and Rylaze, as well as royalties from our other partnered products, may be lower than expected.
A significant portion of our royalty revenue is based on sales of Kyprolis by Amgen, sales of Qarziba by Recordati, sales of Filspari by Travere, sales of Evomela by Acrotech Biopharma, sales of Teriparatide by Alvogen/Adalvo and sales of Rylaze by Jazz. Royalties, including payments from the foregoing partners, are expected to be a substantial portion of our ongoing revenues for the foreseeable future. Any setback that may occur with respect to any of our partners' products, and in particular Kyprolis, could significantly impair our operating results and/or reduce our revenue and the market price of our stock. Setbacks for the products could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, including failure by any of the foregoing partners to enforce their respective intellectual property rights, competition with existing or new products and physician or patient acceptance of the products, as well as higher than expected total rebates, returns, discounts, or unfavorable exchange rates. These products also are or may become subject to generic competition. For example, we entered into a settlement agreement with Teva and Acrotech Biopharma (the holder of the NDA for Evomela) which will allow Teva to market a generic version of Evomela in the United States on June 1, 2026, or earlier under certain circumstances. The entry of generic competition for Evomela may materially and adversely affect the revenue we derive from Evomela sales. Also, Amgen previously settled patent litigation related to Kyprolis on confidential terms with several parties, but it was publicly reported that the U.S. launch date for at least Breckenridge Pharmaceuticals’ applicable generic product will be “on a date that is held as confidential in 2027 or sooner, depending on certain occurrences.”
Future revenue from sales of Captisol material to our license partners may be lower than expected.
Revenues from sales of Captisol material to our collaboration partners, including Amgen, represent approximately half of our royalty revenues. Any setback that may occur with respect to Captisol could significantly impair our operating results and/or reduce the market price of our stock. Setbacks for Captisol could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, competition with existing or new products and physician or patient acceptance of the products using Captisol. In addition, we may continue to generate no revenue from Captisol sales related to remdesivir due to a number of factors, including alternative treatments for COVID-19 that have been or will be developed by other companies and the decrease in COVID-19 infections, in which case the commercial opportunity could be limited.
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
A supply chain interruption may impact our ability to obtain Captisol material.
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
Future revenue from royalties on Captisol partnered products may be lower than expected.
We currently depend on our contractual arrangements with our partners and licensees to sell products using our Captisol technology. These agreements generally provide that our partners may terminate the agreements at will. If our partners discontinue sales of products using Captisol, fail to obtain regulatory approval for products using Captisol, fail to satisfy their obligations under their agreements with us, choose to utilize a competing product, or if we are unable to establish new licensing and marketing relationships then revenue from royalties on Captisol partnered products could be decreased and our financial results and growth prospects could be materially affected.
Further, under most of our Captisol out licenses, the amount of royalties we receive will be reduced or will cease when the relevant patent expires. Our low-chloride patents and foreign equivalents are not expected to expire until 2033, our high purity patents and foreign equivalents are not expected to expire until 2029 and our morphology patents and foreign equivalents are not expected to expire until 2026 in the United States; however, the initially filed patents relating to Captisol expired starting in 2010 in the United States and in 2016 in most countries outside the United States. If our other intellectual property rights are not sufficient to prevent a generic form of Captisol from coming to market, and if in such case our partners choose to terminate their agreements with us, our Captisol revenue may decrease significantly.
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
Our strategy for developing and commercializing many of our product candidates includes entering into collaboration agreements, outlicenses, and development funding and royalty purchase agreements with corporate and other collaboration partners. These agreements give our collaboration partners significant discretion when deciding whether or not to pursue any development program. Our existing collaborations may not continue or be successful, and we may be unable to enter into future collaboration arrangements to develop and commercialize our unpartnered assets.
In addition, our collaboration partners may develop products, either alone or with others, that compete with the types of products they are developing with us (or that we are developing on our own). This would result in increased competition for our or our partners' programs. If product candidates are approved for marketing under our collaboration programs, revenues we receive will depend on the manufacturing, marketing and sales efforts of our collaboration partners, who generally retain commercialization rights under the collaboration agreements. Generally, our current collaboration partners also have the right to terminate their collaborations at will or under specified circumstances. If any of our collaboration partners breach (for example, by not making required payments when due, or at all) or terminate their agreements with us or otherwise fail to conduct their collaboration activities successfully, including due to insolvency events, ongoing product development under these agreements will be delayed or terminated. Disputes or litigation may also arise with our collaborators (with us and/or with one or more third parties), including those over ownership rights to intellectual property, know-how or technologies developed with our collaboration partners. Such disputes or litigation could adversely affect our rights to one or more of our product candidates. Any such dispute or litigation could delay, interrupt or terminate the collaboration research, development and commercialization of certain potential products, create uncertainty as to ownership rights of intellectual property, or could result in litigation or arbitration. The occurrence of any of these problems could be time-consuming and expensive and could adversely affect our business.
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
Before we or our partners obtain the approvals necessary to sell any of our unpartnered assets or partnered programs, we must show through preclinical studies and human testing that each potential product is safe and effective. We and/or our partners have a number of partnered programs and unpartnered assets moving toward or currently awaiting regulatory action. Failure to show any product's safety and effectiveness could delay or prevent regulatory approval of a product and could, and has in the past, adversely affected our business. The product development and clinical trials process is complex and uncertain. For example, the results of preclinical studies and initial clinical trials may not necessarily predict the results from later large-scale clinical trials. In addition, clinical trials may not demonstrate a product's safety and effectiveness to the satisfaction of the regulatory authorities. A number of companies have suffered significant setbacks in advanced clinical trials or in seeking regulatory approvals, despite promising results in earlier trials. The FDA may also require additional clinical trials after regulatory approvals are received. Such additional trials may be expensive and time-consuming, and failure to successfully conduct those trials could jeopardize continued commercialization of a product.
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
Biopharmaceutical products are subject to sales risks.
Biopharmaceutical product sales may be lower than expected due to a number of reasons, including pricing pressures, insufficient demand, product competition, failure of clinical trials, lack of market acceptance, changes in the marketer’s strategic priorities, obsolescence, lack of acceptance by government healthcare programs or private insurance plans, loss of patent protection, government regulations or other factors, and development-stage product candidates may fail to reach the market. Unexpected side effects, safety or efficacy concerns can arise with respect to a product, leading to product recalls, withdrawals, declining sales or litigation. As a result, payments of our royalties may be reduced or ceased. In addition, these payments may be delayed, causing our near-term financial performance to be weaker than expected which could have an adverse effect on our business.
New products and technologies of other companies may render some or all of our or our potential milestone and royalty providers’ product candidates noncompetitive or obsolete.
The biopharmaceutical industry is a highly competitive and rapidly evolving industry. New developments by others may render our potential milestone and royalty providers’ product candidates or technologies obsolete or uncompetitive. Current marketers of products may undertake these development efforts in order to improve their products or to avoid paying our royalty. In addition, as biopharmaceutical companies increasingly devote significant resources to innovate next-generation products and therapies using gene editing and new curative modalities, such as cell and gene therapy, products on which we have a milestone or royalty rights may become obsolete. Positive developments in connection with a potentially competing product may have an adverse impact on our future potential for receiving revenue derived from development milestones and royalties. For example, if another product is perceived to have a competitive advantage, or another product’s failure is perceived to increase the likelihood that our licensed product will fail, our potential milestone and royalty providers may halt development of product candidates in which we have an interest. Adverse competition, obsolescence or governmental and regulatory action or healthcare policy changes could significantly affect the revenues, including royalty-related revenues, of the products which generate our potential milestones and royalties. Finally, because many of the companies with which we do business also are in the biotechnology industry, the volatility of that industry can affect us indirectly as well as directly. The same factors that affect us directly also can adversely affect us indirectly by affecting the ability of our partners and others with whom we do business to meet their obligations to us and reduce our ability to realize the value of the consideration provided to us by these other companies in connection with their licensing of our products.
We face competition in acquiring existing “passive” royalties and locating suitable passive royalties to acquire.
There are a limited number of suitable and attractive opportunities to acquire high-quality royalties available in the market. Many potential royalty acquisition targets do not meet our criteria, and for those that do, we may face significant competition for these acquisitions from companies that market the products on which royalties are paid, financial institutions and others. This competition to acquire such royalties may increase. These competitors may be able to access lower cost capital, may be larger than us, may cause the price we pay for such royalty assets to increase, may have relationships that provide them access to opportunities before us, or may be willing to acquire royalties for lower projected returns than we are. Unsuccessful attempts to acquire new royalties because of transactions that do not meet our criteria or because of such competition could result in significant costs to us, could hurt our reputation and divert management and financial resources. Ligand may have to pursue different avenues such as project finance and special situations in order to create and capture royalty value.
Information available to us about the biopharmaceutical products underlying the royalties we purchase and invest in may be limited and, therefore, our ability to analyze each product and its potential future cash flow may be similarly limited.
We may have limited information concerning the products generating the royalties we are evaluating for acquisition. At times, the information we have regarding products following our acquisition of a royalty may be limited to the information that is available in the public domain. Therefore, there may be material information that relates to such products that we would like to know but do not have and may not be able to obtain. For example, we do not always know the results of studies conducted by marketers of the products or others or the nature or amount of any complaints from doctors or users of such products. In addition, the market data that we obtain independently may also prove to be incomplete or incorrect. Due to these and other factors, the actual cash flow from a royalty may be significantly lower than our estimates.
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
If any of our partners or third-parties who are developing or commercializing products to which we have economic rights were to become insolvent and seek to reorganize under Chapter 11 of Title 11 of the U.S. Code, as amended, or the Bankruptcy Code, or liquidate under Chapter 7 of the Bankruptcy Code (or foreign equivalent), such event could delay or impede the payment of the amounts due to us under any license agreement, royalty purchase agreement or other contract under which we have acquired economic rights, pending a resolution of the insolvency proceeding. Unless we obtained a secured interest, any unpaid royalty payments under our license agreements with our partners and third-parties due for the period prior to the filing of the bankruptcy proceeding could become unsecured claims against such partner or third-party, which might not be paid in full or at all. The actual payment of such post-filing royalty payments could be delayed for a substantial period of time and might not be in the full amount due under such agreements. Given the nature of our royalty purchase agreements, royalty payments due to our partners or third-parties prior to or after a bankruptcy proceeding may not be subject to the insolvency proceeding and may be considered our property, meaning there is a reduced risk of payment delay and/or non-payment. Nevertheless, a partner or third-party or another party with an interest in an insolvency proceeding may attempt to recharacterize the royalty purchase agreement and claim that the royalty payments are property of the bankruptcy estate, in which case we would rely upon contractual protections related to such recharacterizations, which may not be respected in bankruptcy. In addition, certain of agreements with our partners or third-parties permit us to take a secured interest in the intellectual property underlying the licenses and royal purchase agreements and/or other collateral, which may improve our risk profile in an insolvency proceeding. However, even if such transactions are collateralized, we may be, or may become, under-secured in that collateral, or such collateral may lose value or may be liquidated at prices not sufficient to recover the full amount we are due pursuant to the terms of the agreements covering the particular assets, and we therefore may not be able to recuperate our capital expenditures associated with such transaction.
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
The commercial success of our product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payers and others in the medical community.
The commercial success of our products, if approved for marketing, will depend in part on the medical community, patients and third-party payers accepting our product candidates as effective and safe. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our products, if approved for marketing, will depend on a number of factors, including:
•the safety and efficacy of the products, and advantages over alternative treatments;
•the labeling of any approved product;
•the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
•the prevalence of the disease or condition for which the product is approved;
•the emergence, and timing of market introduction, of competitive products;
•the effectiveness of our and our collaboration partners’ marketing strategy;
•obtaining and maintaining adequate pricing and reimbursement; and
•sufficient third-party insurance coverage or governmental reimbursement, which may depend on our ability to provide compelling evidence that a product meaningfully improves health outcomes to support such insurance coverage or reimbursement.
Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be known until after it is launched. Any failure to achieve market acceptance for our product candidates will harm our business, results and financial condition.
Furthermore, government agencies, as well as private organizations involved in healthcare, from time to time publish guidelines or recommendations to healthcare providers and patients. Such guidelines or recommendations can be very influential and may adversely affect product usage directly (for example, by recommending a decreased dosage of a product in conjunction with a concomitant therapy) or indirectly (for example, by recommending a competitive product over a product in which we have an ownership or royalty interest). Consequently, we do not know if physicians or patients will adopt or use products in which we have an ownership or royalty interest for their approved indications.
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
We permit our partners to list our patents that cover their branded products in the Orange Book. If a third party submits a new drug application (“NDA”) or abbreviated new drug application (“ANDA”) for a generic drug product that relies in whole or in part on studies contained in our partner’s NDA for their branded product, the third party will have the option to certify to the FDA that, in the opinion of that third party, the patents listed in the Orange Book for our partner’s branded product are invalid, unenforceable, or will not be infringed by the manufacture, use or sale of the third party’s generic drug product. A third party certification that a new product will not infringe Orange Book-listed patents, or that such patents are invalid, is called a paragraph IV patent certification. If the third party submits a paragraph IV patent certification to the FDA, a notice of the paragraph IV patent certification must be sent to the NDA owner and the owner of the patents that are subject to the paragraph IV patent certification notice once the third-party’s NDA or ANDA is accepted for filing by the FDA. A lawsuit may then be initiated to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of the receipt of notice of a paragraph IV patent certification automatically prevents the FDA from approving the generic NDA or ANDA until the earlier of the expiration of a 30-month period, the expiration of the patents, the entry of a settlement order stating that the patents are invalid or not infringed, a decision in the infringement case that is favorable to the NDA or ANDA applicant, or such shorter or longer period as the court may order. If a patent infringement lawsuit is not initiated within the required 45-day period, the third-party’s NDA or ANDA will not be subject to the 30-month stay.
Several third parties have challenged, and additional third parties may challenge, the patents covering our partner’s branded products, including Kyprolis and Evomela, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. We may from time to time become party to litigation or other proceedings as a result of Paragraph IV certifications. For example, as a result of the settlement of one such matter, Teva will be permitted to market a generic version of Evomela in the United States on June 1, 2026 or earlier under certain circumstances. The terms of the settlement agreement are otherwise confidential. Also, as noted above, Amgen previously settled patent litigation related to Kyprolis on confidential terms with several parties, but it has been publicly reported that the U.S. launch date for at least Breckenridge Pharmaceuticals’ applicable generic product will be “on a date that is held as confidential in 2027 or sooner, depending on certain occurrences.”
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
In addition, similar to what other companies in our industry have experienced, we expect our competitors and others may have patents or may in the future obtain patents and claim that making, having made, using, selling, offering to sell or importing our technologies infringes these patents. Defense of infringement and other claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of management and employee resources from our business. Parties making claims against us may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources, or may be able to obtain injunctive or other relief, which could block our ability to develop, commercialize and sell products or services and could result in the award of substantial damages against us, including treble damages, attorney’s fees, costs and expenses if we are found to have willfully infringed. In the event of a successful claim of infringement against us, we may be required to pay damages and ongoing royalties and obtain one or more licenses from third parties, or be prohibited from selling certain products or services. As discussed above, we may not be able to obtain these licenses on acceptable or commercially reasonable terms, if at all, or these licenses may be non-exclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we could encounter delays in product or service introductions while we attempt to develop alternative products or services to avoid infringing third-party patents or proprietary rights. Defense of any lawsuit or failure to obtain any of these licenses could prevent us from commercializing products or services, and the prohibition of sale of any of our technologies could materially affect our business and our ability to gain market acceptance for our technology.
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
In addition, periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and or applications will be due to the U.S. and various foreign patent offices at various points over the lifetime of our and our licensees’ patents and/or applications. We have systems in place to remind us to pay these fees, and we rely on our outside patent annuity service to pay these fees when due. Additionally, the U.S. and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We engage reputable law firms and other third party professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business.
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
In addition, we may identify third party intellectual property and technology we may need to acquire or license in order to engage in our business, including to develop or commercialize new technologies. However, such licenses may not be available to us on acceptable terms or at all. Furthermore, geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future license partners and the maintenance, enforcement or defense of our issued patents or those of any current or future license partners. For example, the United States and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our or our license partners’ patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we or our license partners would not be able to prevent third parties from practicing our or our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
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
Changes in either the patent laws or interpretation of the patent laws in the United States could increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents, and may diminish our ability to protect our inventions, obtain, maintain, enforce and protect our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our future owned and licensed patents. Depending on future actions by the United States Congress, the United States courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our or our license partners’ ability to obtain new patents and patents that we or our license partners’ might obtain in the future. For example, on June 1, 2023, the European Union Patent Package (“EU Patent Package”) regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (“UPC”) for litigation involving European patents. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our or our license partners’ European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We or our license partners may decide to opt out future European patents from the UPC, but doing so may preclude us or our license partners from realizing the benefits of the UPC. Moreover, if we or our license partners do not meet all of the formalities and requirements for opt-out under the UPC, our or our license partners’ future European patents could remain under the jurisdiction of the UPC. The UPC will provide our and our license partners’ competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our or our license partners business and ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.
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
From time to time, legislation is implemented to reign in rising healthcare expenditures. By way of example, the Affordable Care Act (“ACA”) was enacted in 2010 and included a number of provisions affecting the pharmaceutical industry, including, among other things, annual, non-deductible fees on any entity that manufactures or imports some types of branded prescription drugs and increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form.
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
Most significantly, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of

Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. The impact of the IRA on the pharmaceutical industry cannot yet be fully determined, but is likely to be significant.
We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage and payment criteria and in additional downward pressure on the prices that can be realized for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us or our partners from being able to generate revenue, attain profitability, or commercialize drugs. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for drug candidates or additional pricing pressures. Further, the new presidential administration could result in policy shifts that may affect us in ways we cannot foresee. We cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
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
We and our partners may be subject to federal, state, and foreign laws and regulations that govern data privacy and security. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and may increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations govern the collection, use, disclosure, and protection of personal information, including state data breach notification laws, federal and state health information privacy laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions, including criminal penalties if we knowingly obtain or disclose individually identifiable health information from a covered entity in a manner that is not authorized or permitted by the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder (collectively, “HIPAA”) or applicable state laws.
Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the California Consumer Privacy Act of 2018 (“CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that has increased the likelihood of, and risks associated with data breach litigation. Further, the California Privacy Rights Act (“CPRA”) generally went into effect on January 1, 2023, and significantly amends the CCPA. It imposes additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, the European Union General Data Protection Regulation (“GDPR”) governs certain collection and other processing activities involving personal data about individuals in the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. Case law from the Court of Justice of the European Union (“CJEU”) states that reliance on the standard contractual clauses - a standard form of contract approved by the European Commission as an adequate personal data transfer mechanism - alone may not necessarily be sufficient in all circumstances and that transfers must be assessed on a case-by-case basis. On October 7, 2022, President Biden signed an Executive Order on ‘Enhancing Safeguards for United States Intelligence Activities’ which introduced new redress mechanisms and binding safeguards to address the concerns raised by the CJEU in relation to data transfers from the EEA to the United States and which formed the basis of the new EU-US Data Privacy Framework (“DPF”), as released on December 13, 2022. The European Commission adopted its Adequacy Decision in relation to the DPF on July 10, 2023, rendering the DPF effective as a GDPR transfer mechanism to U.S. entities self-certified under the DPF. The DPF also introduced a new redress mechanism for E.U. citizens which addresses a key concern in the previous CJEU judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. With the advice of outside counsel and privacy experts, we take appropriate steps to ensure transfers of personal data outside the EEA and the UK, including to the United States, are conducted in a manner consistent with applicable law and legal requirements. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. Since the beginning of 2021, after the end of the transition period following the United Kingdom’s departure from the European Union, we are also subject to the United Kingdom data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
The clinical development, manufacturing, labeling, storage, record-keeping, advertising, promotion, import, export, marketing and distribution of drugs and biologics are subject to extensive regulation by the FDA in the U.S. and by comparable foreign regulatory authorities in foreign markets. In the U.S., neither we nor our partners are permitted to market our product candidates in the U.S. until we receive approval of a biologics license application (“BLA”) or an NDA from the FDA. The process of obtaining such regulatory approval is expensive, often takes many years following the commencement of clinical trials and can vary substantially based upon the type, complexity and novelty of the product candidates involved, as well as the target indications and patient population. Approval policies or regulations may change, and the FDA and comparable regulatory authorities have substantial discretion in the approval process, including the ability to delay, limit or deny approval of a product candidate for many reasons. Despite the time and expense invested in clinical development of product candidates, regulatory approval of a product candidate is never guaranteed. Of the large number of drugs in development, only a small percentage successfully complete the FDA or foreign regulatory approval processes and are commercialized.
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
For any regulatory approvals that we or our partners may receive for our respective product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will remain subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with current Good Manufacturing Practices (“cGMPs”) and Good Clinical Practice requirements for any clinical trials that we or they may conduct. In addition, manufacturers of drug and biological products and their facilities are subject to continual review and periodic, unannounced inspections by the FDA and other regulatory authorities for compliance with cGMP regulations and standards. In addition, regulatory approvals require the submission of periodic reports to regulatory authorities and surveillance to monitor the safety and efficacy of the product, and such approvals may contain significant limitations related to use restrictions for specified age groups, warnings, precautions or contraindications, and may include burdensome post-approval study or risk management requirements. For example, the FDA may require a Risk Evaluation and Mitigation Strategy as a condition of approval, which could include requirements for a medication guide, physician training and communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.
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
We or our collaboration partners may rely on orphan drug status to develop and commercialize certain of our product candidates, but orphan drug designations may not confer marketing exclusivity or other expected commercial benefits and we or our collaboration partners may not be able to obtain orphan drug designations for our other product candidates.
We may rely on orphan drug exclusivity for product candidates that we may develop. Orphan drug status confers seven years of marketing exclusivity in the United States under the Federal Food Drug, and Cosmetic Act, and up to ten years of marketing exclusivity in Europe for a particular product in a specified indication, subject to certain conditions. However, we may be unable to obtain orphan drug designations for any of our product candidates that we are currently developing or may pursue. Even if we do obtain orphan drug designations and are the first to obtain marketing approval of our product candidates for the applicable indications, we will not be able to rely on these designations to exclude other companies from manufacturing or selling biological products using the same principal molecular structural features for the same indication beyond these timeframes. Furthermore, any marketing exclusivity in Europe can be reduced from ten years to six years if the initial designation criteria have significantly changed since the market authorization of the orphan product.
For any product candidate for which we may be granted orphan drug designation in a particular indication, it is possible that another company also holding orphan drug designation for the same product candidate will receive marketing approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity expires. Even if we are the first to obtain marketing authorization for an orphan drug indication in the United States, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our orphan product, or if the later product is deemed a different product than ours. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan product.
Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business or the business of our partners.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. The new presidential administration is expected to result in decreases to government agency funding and personnel across departments, which may have an adverse effect on review times or other processing functions.
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
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has resumed standard inspection operations of domestic facilities where feasible, any resurgence of the COVID-19 virus or future pandemics may lead to further inspectional or administrative delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to future pandemics. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our or our partners’ regulatory submissions, which could have a material adverse effect on our business.
If plaintiffs bring product liability lawsuits against us or our partners, we or our partners may incur substantial liabilities and may be required to limit commercialization of our approved products and product candidates.
As is common in our industry, we and our partners face an inherent risk of product liability as a result of the clinical testing of our product candidates in clinical trials and face an even greater risk for commercialized products. Although we are not currently a party to product liability litigation, if we are sued, we may be held liable if any product or product candidate we develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. Regardless of merit or eventual outcome, liability claims may result in decreased demand for any product candidates, partnered products or products that we may develop, injury to our reputation, discontinuation of clinical trials, costs to defend litigation, substantial monetary awards to clinical trial participants or patients, loss of revenue and product recall or withdrawal from the market and the inability to commercialize any products that we develop. We have product liability insurance that covers our clinical trials up to a $15.0 million annual limit. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. If we are sued for any injury caused by our product candidates, partnered products or any future products, our liability could exceed our total assets.
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
We may also be subject to other laws and regulations not specifically targeting the healthcare industry.
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
Risk Related to Our Strategic Transactions:
Any difficulties from strategic acquisitions and other M&A transactions could adversely affect our stock price, operating results and results of operations.
We may acquire companies, businesses and products with significant royalty assets or where we believe we could create significant synthetic royalties or that otherwise complement or augment our existing business. We may not be able to integrate any acquired business successfully or operate any acquired business profitably or these acquired businesses may not perform as we project. Integrating any newly acquired business could be expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than we predict. The diversion of our management's attention and any delay or difficulties encountered in connection with any future acquisitions we may consummate could result in the disruption of our ongoing business or inconsistencies in standards and controls that could negatively affect our ability to maintain third-party relationships. Moreover, we may need to raise additional funds through public or private debt or equity financing, or issue additional shares, to acquire any businesses or products, which may result in dilution for stockholders or the incurrence of indebtedness. In addition, the acquisition of operating biopharmaceutical companies could result in the assumption of, or exposure to, liabilities of the acquired business that are not inherent in our other royalty acquisitions, such as direct exposure to product liability claims, high fixed costs or an expansion of our operations and expense structure, thereby potentially decreasing our profitability.
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

We may also seek to expand our market opportunity by acquiring securities issued by biopharmaceutical companies. Where we acquire equity securities as all or part of the consideration for M&A acquisitions or other business development activities, the value of those securities will fluctuate, and may depreciate. We may not control the companies in which we acquire securities, and as a result, we may have limited ability to determine management, operational decisions or policies of such companies. Further, such transactions may face risks and liabilities that due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. In addition, as a result of our business model, we may receive material non-public information about other companies. Where such information relates to a company whose equity securities we hold, we may be delayed or prevented from selling such securities when we would otherwise choose to do so, and such delay or prohibition may result in a loss or reduced gain on such securities.
The Pelthos business may suffer from uncertain business operations if we do not consummate a transaction or enter into commercial partnerships involving Pelthos.
Consistent with our business model, we are engaging with potential commercial partners to maximize the value for our stockholders of the assets we acquired through the Novan acquisition that are held by our Pelthos business (including ZELSUVMI and other assets that may be developed using the NITRICIL technology platform) through a licensing or other strategic transaction involving Pelthos. If we do not consummate a transaction or enter into commercial partnerships, we will continue to be exposed to uncertainties with respect to the continued operations of the Pelthos business. Such uncertainties may affect our results of operations similarly to those faced by our Captisol business as described above under “Risks Related to Our Business Operations and Reliance on Third Parties.”
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

Changes in tax laws or regulations that are applied adversely to us may have a material adverse effect on our business, cash flow, financial condition, or results of operations.
New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. For instance, the recently enacted Inflation Reduction Act imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. In particular, changes in corporate tax rates, the realization of our net deferred tax assets, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act, as amended by the CARES Act or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.
Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.
As of December 31, 2024, we had U.S. federal and state net operating loss carryforwards (“NOLs”) of approximately $21.4 million and $162.8 million, respectively. Our federal NOLs expire through 2037 and our state NOLs begin to expire in 2028, if not utilized. Under the Tax Act, any federal NOLs arising in taxable years ending after December 31, 2017 will carry forward indefinitely. As of December 31, 2024, we had federal and California research and development tax credit carryforwards of approximately $6.2 million and $29.5 million, respectively. The federal research and development tax credit carryforwards expire in various years through 2040, if not utilized. The California research and development credit will carry forward indefinitely. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (the “Code”) if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn in the event that we attain profitability. Furthermore, under the Tax Act, although the treatment of tax losses generated in tax years beginning before December 31, 2017 has generally not changed, tax losses generated in tax years beginning after December 31, 2017 may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite having potentially generated a loss for federal income tax purposes in prior years. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results.
If the OmniAb Distribution, together with certain related transactions (including the OmniAb Separation), failed to qualify as a reorganization under Sections 355 and 368(a)(1)(D) of the Code, or the OmniAb Merger failed to qualify as a reorganization under Section 368(a) of the Code, we could incur significant tax liabilities.
On March 23, 2022, we entered into (i) an Agreement and Plan of Merger (the “OmniAb Merger Agreement”), among Ligand, OmniAb, Avista Public Acquisition Corp. II, a Cayman Islands exempted company (“APAC”), and Orwell Merger Sub, Inc., a wholly owned subsidiary of APAC (“Merger Sub”), and (ii) a Separation and Distribution Agreement (the “OmniAb Separation and Distribution Agreement”), among Ligand, OmniAb and APAC. Prior to the effective time of the OmniAb Merger (defined below), APAC migrated to and domesticated as a Delaware corporation (“New OmniAb”) in accordance with the terms and conditions of the OmniAb Merger Agreement. Pursuant to the OmniAb Separation and Distribution Agreement, we, prior to the effective time of the OmniAb Merger (i) transferred our then-antibody discovery business (the “OmniAb Business”), including certain of our related subsidiaries, to OmniAb (the “OmniAb Separation”) and (ii) in connection therewith, distributed 100% of OmniAb’s common stock held by Ligand to Ligand stockholders (the “OmniAb Distribution”). We also contributed to OmniAb cash and certain specific assets and liabilities constituting the OmniAb Business. Following the OmniAb Separation and the OmniAb Distribution, on November 1, 2022, in accordance with and subject to the terms and conditions of the OmniAb Merger Agreement, Merger Sub merged with and into OmniAb, with OmniAb continuing as the surviving company and wholly-owned subsidiary of New OmniAb on and after the effective time of the merger (the “OmniAb Merger”). In addition, New OmniAb changed its corporate name to “OmniAb, Inc.” concurrently upon the effectiveness of the OmniAb Merger.
The OmniAb Separation, OmniAb Distribution and OmniAb Merger (collectively, together with certain related transactions, the “OmniAb Transactions”) were conditioned upon receipt of a tax opinion from outside counsel to the effect that the OmniAb Separation and OmniAb Distribution qualified as a reorganization under Sections 355 and 368(a)(1)(D) of the Code, that the OmniAb Merger would not cause Section 355(e) of the Code to apply to the OmniAb Separation or OmniAb Distribution and that the OmniAb Merger would be treated as a reorganization under Section 368(a) of the Code. The opinion was delivered in connection with the closing of the OmniAb Merger and was based on, among other things, certain facts, assumptions, representations and undertakings from us, OmniAb, APAC and New OmniAb, including those regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings were incorrect or not satisfied, we may not be able to rely on the opinion, and we and our stockholders could be subject to significant U.S. federal income tax liabilities. In addition, the opinion is not binding on the IRS or the courts, and notwithstanding the opinion, the IRS could determine on audit that the OmniAb Transactions do not qualify as a tax-free reorganization if it determines that any of the facts, assumptions, representations or undertakings on which the opinion is based are not correct or have been violated or that the OmniAb Transactions should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the OmniAb Transactions. If the OmniAb Transactions are ultimately determined not to qualify as a reorganization, we and our stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.
The OmniAb Separation and OmniAb Distribution may expose Ligand to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.
The OmniAb Separation and OmniAb Distribution are subject to review under various state and federal fraudulent conveyance laws. Fraudulent conveyance laws generally provide that an entity engages in a constructive fraudulent conveyance when (i) the entity transfers assets and does not receive fair consideration or reasonably equivalent value in return; and (ii) the entity: (a) is insolvent at the time of the transfer or is rendered insolvent by the transfer; (b) has unreasonably small capital with which to carry on its business; or (c) intends to incur or believes it will incur debts beyond its ability to repay its debts as they mature. An unpaid creditor or an entity acting on behalf of a creditor (including without limitation a trustee or debtor-in-possession in a bankruptcy by New OmniAb or Ligand or any of their respective subsidiaries) may bring an action alleging that the OmniAb Separation or OmniAb Distribution or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including without limitation, voiding New OmniAb’s claims against Ligand, requiring New OmniAb stockholders to return to Ligand some or all of the shares of New OmniAb common stock issued via the OmniAb Transactions, or providing Ligand with a claim for money damages against New OmniAb in an amount equal to the difference between the consideration received by Ligand and OmniAb’s fair market value at the time of the OmniAb Distribution.
The measure of insolvency for purposes of the fraudulent conveyance laws will vary depending on which jurisdiction’s law is applied. Generally, an entity would be considered insolvent if (i) the present fair saleable value of its assets is less than the amount of its liabilities (including contingent liabilities); (ii) the present fair saleable value of its assets is less than its probable liabilities on its debts as such debts become absolute and matured; (iii) it cannot pay its debts and other liabilities (including contingent liabilities and other commitments) as they mature; or (iv) it has unreasonably small capital for the business in which it is engaged. We cannot assure you what standard a court would apply to determine insolvency or that a court would determine that New OmniAb or Ligand or any of their subsidiaries were solvent at the time of or after giving effect to the OmniAb Distribution.
The OmniAb Distribution is also subject to review under state corporate distribution statutes. Under the Delaware General Corporation Law, a corporation may only pay dividends to its stockholders either (i) out of its surplus (net assets minus capital) or (ii) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared or the preceding fiscal year. Although Ligand intended to make the OmniAb Distribution entirely from surplus, we cannot assure you that a court will not later determine that some or all of the OmniAb Distribution was unlawful.
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
In October 2023, we entered into a $75.0 million Revolving Credit Facility with Citibank, N.A. as the Administrative Agent. We, our material domestic subsidiaries, as Guarantors, and the Lenders entered into the Credit Agreement with the Administrative Agent, under which the Lenders, the Swingline Lender and the L/C Issuer agreed to make loans and other financial accommodations to us in an aggregate amount of up to $75.0 million. Borrowings under the Credit Agreement are secured by certain of our collateral and that of the Guarantors. In specified circumstances, additional guarantors are required to be added. As a result, if we default on any of our obligations under the Credit Agreement, the Lenders could foreclose on their security interest and liquidate some or all of the collateral, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations. On July 8, 2024, we entered into the first amendment (the “Amendment”) to the Credit Agreement, which amends the Credit Agreement to increase the aggregate revolving credit facility amount from $75 million to $125 million.
As of the date of this report, we have been borrowed approximately $0.6 million under the Revolving Credit Facility. In order to service any indebtedness we may incur in the future, we would need to generate cash from our operating activities or other financings. Our ability to generate cash is subject, in part, to our ability to successfully execute our business strategy, as well as general economic, financial, competitive, regulatory and other factors beyond our control. Our business may not be able to generate sufficient cash flow from operations, and future borrowings or other financings may not be available to us in an amount sufficient to enable us to service our indebtedness and fund our other liquidity needs. To the extent we are required to use cash from operations or the proceeds of any future financing to service our indebtedness instead of funding working capital or other general corporate purposes, we will be less able to plan for, or react to, changes in our business, industry and in the economy generally. This could place us at a competitive disadvantage compared to our competitors that have less indebtedness.

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
We draw down on or use debt to finance a portion of our deployed capital. The use of debt creates an opportunity for an increased return but also increases the risk of loss if our assets do not generate sufficient income to us. The interest expense and other costs incurred in connection with such borrowings may not be covered by our cash flow and the level of our indebtedness could limit our ability to respond to changing business conditions. Our Credit Agreement imposes, and other debt we may incur in the future may impose, affirmative and negative covenants that could impact our operations and affect the number and size of the royalties that we may pursue. Therefore, no assurance can be given that we will be able to take advantage of favorable conditions or opportunities as a result of any restrictive covenants under our Credit Agreement or other future indebtedness. There can also be no assurance that additional debt financing, either to replace or increase existing debt financing, will be available when needed or, if available, will be obtainable on terms that are commercially reasonable. In addition, to the extent that interest rates at which we borrow increase, our borrowing costs will increase and our leveraging strategy will become more costly, which could lead to diminished net profits.
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
Our investments are subject to risks of credit defaults and changes in market values. Periods of macroeconomic weakness or recession, heightened volatility or disruption in the financial and credit markets, including as a result of the change in presidential administration, and any resulting economic uncertainty, could increase these risks, potentially resulting in other than temporary impairment of assets in our investment portfolio. Any event reducing the estimated fair value of these securities, other than on a temporary basis, could have a material and adverse effect on our business, results of operations, financial condition, liquidity and cash flows. If our investment manager fails to react appropriately to difficult market, economic and geopolitical conditions, our investment portfolio could incur material losses.
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
If we are unable to remediate any material weakness in our internal control over financial reporting or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately and timely report our financial results, in which case our business may be harmed, investors may lose confidence in the accuracy and completeness of our financial reports, and the price of our common stock may decline.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on the effectiveness of our system of internal control, including monitoring corrective actions. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We are required to furnish annually a report by management of its assessment of the effectiveness of our internal control over financial reporting as of the end of our most recent fiscal year. In addition, our independent registered public accounting firm is required to provide a related attestation report on our internal control over financial reporting.
In connection with our 2024 year-end assessment of internal control over financial reporting, we determined that the previously identified material weakness related to the ineffective process-level control activities in the business combination processes were remediated as of December 31, 2024. For further discussion of the material weakness identified and our remedial efforts, see Item 9A. Controls and Procedures.
If we are unable to monitor and remediate successfully any future material weakness or other deficiencies in our internal control over financial reporting: the accuracy and timing of our financial reporting may be adversely affected; our liquidity, our access to capital markets, the perceptions of our creditworthiness, and our ability to complete acquisitions may be adversely affected; we may be unable to maintain compliance with applicable securities laws, Nasdaq listing requirements, and the covenants under our debt instruments regarding the timely filing of periodic reports; we may be subject to regulatory investigations and penalties; and investors may lose confidence in our financial reporting. If any such event or circumstance were to occur, our stock price could decline and our business, financial condition and results of operations could be materially adversely affected.
Unfavorable global economic and political conditions could adversely affect our business, financial condition or results of operations.
Our results of operations and ability to invest in and expand our business, meet our financial obligations, attract and retain collaboration partners and to raise additional capital and meet our liquidity needs could be materially negatively affected by prevailing economic and political conditions generally, both in the United States and elsewhere around the world. Concerns over inflation, energy costs, geopolitical issues, the new presidential administration in the U.S., military conflicts, including the wars between Russia and Ukraine and Israel and Hamas, terrorism, public health emergencies or pandemics, the availability and cost of credit, and the U.S. financial markets have in the past contributed to, and may continue in the future to contribute to, increased volatility and diminished expectations for the economy and the markets. Sanctions imposed by the United States and other countries in response to military conflicts, including the wars between Russia and Ukraine and Israel and Hamas, significant natural disasters (including as a result of climate change), new or increased tariffs or other barriers to trade, changes to fiscal or monetary policy or government budget dynamics (particularly in the biotechnology and pharmaceutical industries), higher interest rates and economic inflation, declines in economic growth or recession, geopolitical instability and other unstable market and macroeconomic conditions may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Domestic and international equity markets periodically experience heightened volatility and turmoil. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. All of these events may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline. We cannot provide assurance that our investments are not subject to adverse changes in market value. If our investments experience adverse changes in market value, we may have less capital to fund our operations.
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
If securities or industry analysts do not publish research reports about our business or if they make adverse recommendations regarding an investment in our stock, our stock price and trading volume may decline.
The trading market for our common stock can be influenced by the research and reports that industry or securities analysts publish about our business. Currently, coverage of our Company by industry and securities analysts is limited. Investors have many investment opportunities and may limit their investments to companies that receive greater coverage from analysts. If additional industry or securities analysts do not commence coverage of the Company, the trading price of our stock could be negatively impacted. If one or more of the analysts downgrade our stock or comment negatively on our prospects, our stock price may decline. If one or more of these analysts cease to cover our industry or fail to publish reports about the Company regularly, our common stock could lose visibility in the financial markets, which could also cause our stock price or trading volume to decline. Further, incorrect judgments, estimates or assumptions made by research analysts may adversely affect our stock price, particularly if subsequent performance falls below the levels that were projected by the research analyst(s), even if we did not set or endorse such expectations. Any of these events could cause further volatility in our stock price and could result in substantial declines in the value of our stock.
Cyber-attacks or other failures in telecommunications or information technology systems could result in information theft, data corruption and significant disruption of our business operations.
We utilize information technology systems and networks to process, transmit and store electronic information in connection with our business activities. As use of digital technologies has increased, cyber incidents, including deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. We have been subject to these attacks in the past and expect to be subject to them in the future. There can be no assurance that we will be successful in preventing cyber-attacks or mitigating their effects. Any cyber-attack or destruction or loss of data could adversely affect our business. In addition, we may suffer reputational harm or face litigation as a result of cyber-attacks or other data security breaches and may incur significant additional expense to implement further data protection measures or as a result of being found liable for data losses or theft from such a breach.
The biopharmaceutical industry may be negatively affected by federal government deficit reduction policies, which could reduce the value of the royalties that we hold.
In an effort to contain the U.S. federal deficit, the biopharmaceutical industry could be considered a potential source of savings and could be the target of legislative proposals aimed at reducing federal expenditures. Government action to reduce U.S. federal spending on entitlement programs, including Medicare, Medicaid or other publicly funded or subsidized health programs, or to lower drug spending, may affect payment for the products that generate our royalties. These and any other cost controls or any significant additional taxes or fees that may be imposed on the biopharmaceutical industry as part of deficit reduction efforts could reduce cash flows from our royalties and therefore adversely affect our business, financial condition or results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.
We design and assess our program based on the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization (“ISO”) and other applicable industry standards. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST, ISO and other standards as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
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
Cybersecurity Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (the “Committee”) oversight of cybersecurity and other information technology risks. The Committee oversees management’s implementation of our cybersecurity risk management program.
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
Our senior management team, including the Senior Director, IT and Facilities, is responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. The Senior Director, IT and Facilities has over 20 years of industry experiences leading and overseeing cybersecurity programs at public and private companies.
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
The following table summarizes our principal facilities leased as of December 31, 2024, including the location and size of each facility, and their designated use. We believe our facilities are adequate for our current and near-term needs, and we will be able to locate additional facilities, as needed.

Location	Approximate Square Feet	Operation	Lease Expiration Date
Jupiter, FL	1,650	Corporate headquarters	October 2026
San Diego, CA	6,850	Office	March 2029
Boston, MA	6,840	Office	May 2029
Las Vegas, NV	4,100	Office	April 2028
Lawrence, KS	3,700	Office and laboratory	August 2032
Durham, NC	19,300	Office and laboratory	January 2032

Item 3.	Legal Proceedings
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
On August 22, 2024, CyDex Pharmaceuticals, Inc. filed a Verified Complaint in the Delaware Court of Chancery against Bexson Biomedical, Inc. (“Bexson”), asserting claims for declaratory relief and breach of contract arising out of a Captisol In Vivo Agreement (the “In Vivo Agreement”) between the parties, pursuant to which CyDex provided Bexson with research-grade Captisol and related confidential and proprietary information for a potential new formulation of ketamine being developed by Bexson. CyDex alleges that Bexson breached its obligations under the In Vivo Agreement, including by misusing confidential information and materials provided by CyDex and by using CyDex’s confidential information and materials to file patent applications that purport to cover formulations that are “not ketamine.” CyDex also asserts that Bexson failed to return and destroy Cydex’s confidential information and materials as required by the Agreement. CyDex seeks relief including specific performance of certain co-ownership provisions of the Agreement and disgorgement from Bexson for any benefits obtained in violation of the In Vivo Agreement. On September 27, 2024, Bexson filed a Motion to Dismiss the Verified Complaint. A Verified Amended Complaint was filed by CyDex on November 6, 2024, and a Motion to Dismiss the Verified Amended Complaint was filed by Bexson on January 17, 2025.
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
Our common stock is traded on the Nasdaq Global Market under the symbol “LGND.” As of February 25, 2025, there were approximately 320 holders of record of the common stock.
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
During the fiscal year ended December 31, 2024, we did not repurchase any shares of our common stock under the stock repurchase program approved by our Board of Directors in April 2023, which allowed us to acquire up to $50 million of our common stock from time to time through April 2026.

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
Value of $100 Invested Over Time

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Ligand	$100.00	$95.36	$148.11	$94.04	$100.53	$150.81
NASDAQ Composite-Total Return	$100.00	$144.92	$177.06	$119.45	$172.77	$223.87
NASDAQ Biotechnology Index	$100.00	$126.42	$126.45	$113.65	$118.87	$118.20

Item 6.	[RESERVED]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) will help readers understand our results of operations, financial condition, and cash flows. It is provided in addition to the accompanying consolidated financial statements and notes.
OmniAb Transactions
On March 23, 2022, we entered into (i) an Agreement and Plan of Merger (the “OmniAb Merger Agreement”), among Ligand, OmniAb, Avista Public Acquisition Corp. II, a Cayman Islands exempted company (“APAC”), and Orwell Merger Sub, Inc., a wholly owned subsidiary of APAC (“Merger Sub”), and (ii) a Separation and Distribution Agreement (the “OmniAb Separation and Distribution Agreement”), among Ligand, OmniAb and APAC. Prior to the effective time of the OmniAb Merger (defined below), APAC migrated to and domesticated as a Delaware corporation (“New OmniAb”) in accordance with the terms and conditions of the OmniAb Merger Agreement. Pursuant to the OmniAb Separation and Distribution Agreement, we, prior to the effective time of the OmniAb Merger (i) transferred our then-antibody discovery business (the “OmniAb Business”), including certain of our related subsidiaries, to OmniAb (the “OmniAb Separation”) and (ii) in connection therewith, distributed 100% of OmniAb’s common stock held by Ligand to Ligand stockholders (the “OmniAb Distribution”). We also contributed to OmniAb cash and certain specific assets and liabilities constituting the OmniAb Business. Following the OmniAb Separation and the OmniAb Distribution, on November 1, 2022, in accordance with and subject to the terms and conditions of the OmniAb Merger Agreement, Merger Sub merged with and into OmniAb, with OmniAb continuing as the surviving company and wholly-owned subsidiary of New OmniAb on and after the effective time of the merger (the “OmniAb Merger”). In addition, New OmniAb changed its corporate name to “OmniAb, Inc.” concurrently upon the effectiveness of the OmniAb Merger.
After the OmniAb Distribution, we do not beneficially own any shares of common stock in OmniAb and no longer consolidate OmniAb into our financial results for periods ending after October 31, 2022. As a result, OmniAb's historical financial results through the OmniAb Separation are reflected in our consolidated financial statements as discontinued operations.
Our MD&A is organized as follows:
•Results of Operations. Detailed discussion of our revenue and expenses for twelve months ended December 31, 2024 and 2023. A comparison of our results of operations for twelve months ended December 31, 2024 and 2023 can be found under “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
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

Results of Operations
Revenue and Other Income
FY 2024 vs. FY 2023

(Dollars in thousands)	2024	2023	Change	% Change
Revenue from intangible royalty assets	$95,329	$83,910	$11,419	14%
Income from financial royalty assets	13,444	1,049	12,395	1182%
Royalties	108,773	84,959	23,814	28%
Captisol	30,883	28,372	2,511	9%
Contract revenue and other income	27,477	17,983	9,494	53%
Total revenue and other income	$167,133	$131,314	$35,819	27%
Total revenue and other income increased by $35.8 million, or 27%, to $167.1 million in 2024 compared to $131.3 million in 2023 primarily due to the $23.8 million increase in royalties. The increase in royalties in 2024 was primarily due to income from Qarziba financial royalty asset acquired in the third quarter of 2024 and an increase in sales of Travere Therapeutics’ Filspari. Captisol sales increased by $2.5 million to $30.9 million in 2024 compared to $28.4 million in 2023. The higher Captisol sales were due to the timing of customer orders. Contract revenue and other revenue increased by $9.5 million primarily due to milestone payments earned from Verona Pharma upon the approval and commercial launch of Ohtuvayre.
Revenue from intangible royalty assets is a function of our partners' product sales and the applicable royalty rate. Kyprolis royalty rate is under a tiered royalty rate structure with the highest being 3%. Evomela has a contractually fixed royalty rate of 20%. Teriparatide injection has a tiered gross profit share between 25% and 40% on sales that have been adjusted for certain deductible items as defined in the respective license agreement. The Rylaze and Vaxnuevance royalty rates are in the low single digits. Filspari has a fixed royalty rate of 9%.
The following table represents revenue from intangible royalty assets by program (in millions):

(in millions)	2024 Estimated Partner Product Sales	Effective Royalty Rate	2024 Royalty Revenue	2023 Estimated Partner Product Sales	Effective Royalty Rate	2023 Royalty Revenue
Kyprolis	$1,627.4	2.4%	$38.4	$1,503.1	2.4%	$35.6
Rylaze	409.4	3.3%	13.7	397.5	3.4%	13.5
Filspari	135.6	9.0%	12.2	30.0	9.0%	2.7
Evomela	43.5	20.0%	8.7	51.0	20.0%	10.2
Teriparatide injection(1)	30.2	27.2%	8.2	37.2	29.8%	11.1
Vaxneuvance	791.3	0.7%	5.2	653.9	0.6%	4.1
Other	451.7	2.0%	8.9	272.5	2.5%	6.7
Total	$3,489.1		$95.3	$2,945.2		$83.9
(1) We receive tiered profit sharing of 25% on quarterly profits less than $3.75 million, 35% on quarterly profits greater than $3.75 million but less than $7.5 million and 40% on quarterly profits greater than $7.5 million.
Operating Costs and Expense
FY 2024 vs. FY 2023

(Dollars in thousands)	2024	2023	Change	% Change
Cost of Captisol	$11,074	$10,512	$562	5%
Amortization of intangibles	32,959	33,654	(695)	(2)%
Research and development	21,425	24,537	(3,112)	(13)%
General and administrative	78,654	52,790	25,864	49%
Financial royalty assets impairment	30,572	—	30,572	n/a
Fair value adjustment to partner program derivatives	15,055	—	15,055	n/a
Total operating costs and expenses	$189,739	$121,493	$68,246	56%
Total operating costs and expenses for 2024 increased by $68.2 million or 56% compared with 2023.

Cost of Captisol increased year over year in 2024 primarily due to higher sales of Captisol during 2024 compared to 2023.
At any one time, we are working on multiple programs. As such, we generally do not track our R&D expenses on a specific program basis. Our R&D expenses decreased by $3.1 million in 2024 compared to 2023, with the decrease primarily attributable to lower employee related expenses and lab supplies resulting from the Pelican spin-off in September 2023. The decrease was partially offset by additional costs associated with incubating the Pelthos business.
General and administrative expenses increased by $25.9 million in 2024 compared to 2023, with the increase primarily driven by higher stock-based compensation expenses for investments made in building out our business development and investment team. Additionally, a one-time, non-cash stock award modification expense related to the departure of Ligand's former Chief Operating Officer and costs associated with incubating the Pelthos Therapeutics business contributed to the increase.
Financial royalty asset impairment was $30.6 million for 2024 primarily due to Takeda's decision to discontinue the soticlestat program.
Fair value adjustment to partner program derivatives was $15.1 million for 2024 primarily due to certain Agenus partners discontinuing development of their partnered programs. These programs may be relicensed at a later date, and Ligand would retain its economic interest upon any relicense activity.
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
Gain on Sale of Pelican
The gain on sale of Pelican in the amount of $2.1 million for 2023 represents the excess of the fair value of 1) our investment in Primrose Bio and other economic rights; 2) the carrying amount of Pelican business assets and liabilities together with allocated goodwill as of September 18, 2023, the date of sale; and 3) $15 million consideration paid.
Other income (expense)
FY 2024 vs. FY 2023

(Dollars in thousands)	2024	2023	Change	% Change
Gain (loss) from short-term investments	$75,024	$46,365	$28,659	62%
Interest income	8,055	7,711	344	4%
Interest expense	(3,037)	(656)	(2,381)	363%
Other non-operating expense, net	(54,918)	(1,702)	(53,216)	3127%
Total other income (expense), net	$25,124	$51,718	$(26,594)	(51)%
The increase in the gain (loss) from short-term investments of $28.7 million is primarily driven by the realized gain of $60.0 million from the sale of 0.7 million shares of Viking common stock in 2024, compared to the $44.4 million realized gain from the sales of 5.0 million shares of Viking common shares in 2023. In addition, the increase was driven by changes in the fair value of our ownership in Viking common stock (an unrealized gain of $9.0 million in 2024 compared to an unrealized gain of $2.6 million in 2023) and a $7.1 million net gain on the arrangements we executed and exercised in 2024 to hedge against the fluctuation in Viking's share price.
Interest income consists primarily of interest earned on our short-term investments and remained relatively steady in 2024 compared to 2023.
Interest expense in 2024 consists primarily of a royalty and milestone payments purchase agreement, entered by Novan in 2019, and assumed as part of the Novan acquisition in September 2023. Interest expense in 2023 consists primarily of the 0.75% coupon cash interest expense in addition to the non-cash accretion of discount (including the amortization of debt issuance costs) on our 2023 Notes. In May 2023, the 2023 Notes matured, and we paid the remaining $76.9 million principal amount and $0.3 million accrued interest in cash. See additional information in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (10), Debt.”

Other non-operating expense, net, primarily consists of mark-to-market adjustments on derivatives (other than Viking Share Collar and Put and the partner program derivatives) and CVRs and losses on equity method investments. Other non-operating expense, net, increased by $53.2 million in 2024 compared to 2023, primarily due to the $25.8 million loss from revaluation of Primrose investments, the $12.8 million equity method loss from Primrose Bio, the $12.1 million loss from change in fair value of derivative assets, and the $3.0 million impairment loss related to Neuritek warrants in 2024.
Income tax benefit (expense)
FY 2024 vs. FY 2023

(Dollars in thousands)	2024	2023	Change	% Change
Income before income tax expense (benefit) from continuing operations	$2,518	$63,660	$(61,142)	(96)%
Income expense	(6,550)	(9,841)	3,291	(33)%
Net income (loss) from continuing operations	$(4,032)	$53,819	$(57,851)	(107)%
Effective Tax Rate	260%	15%
Our effective tax rate for 2024 and 2023 was 260% and 15%, respectively. Our tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In 2024, the variance from the U.S. federal statutory rate of 21% was primarily attributable to increase in foreign includable income and non-deductible stock based compensation. In 2023, the variance from the U.S. federal statutory rate of 21% was primarily due the decrease in unrecognized tax benefits. The items below also had an impact on the difference between our statutory U.S. rate.
2024
•$5.6 million (224.2%) increase from foreign includable income
•$3.9 million (155.6%) increase from Section 162(m) limitation
•$3.2 million (128.3%) decrease from foreign tax credit
•$1.6 million (65.0%) decrease from valuation allowance
•$1.1 million (44.3%) increase from foreign rate differential
•$0.8 million (33.0%) decrease from the foreign-derived intangible income deduction
•$0.6 million (23.9%) increase from the return to provision
•$0.2 million (9.1%) decrease from research & development tax credit
2023
•$7.2 million (11.3%) decrease from unrecognized tax benefits
•$2.2 million (3.4%) increase from the return to provision
•$1.2 million (1.9%) decrease from stock based compensation
•$1.0 million (1.6%) decrease from the foreign-derived intangible income deduction
•$0.8 million (1.3%) decrease from Section 162(m) limitation
Liquidity and Capital Resources
At December 31, 2024, we had approximately $256.2 million in cash, cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments decreased by $85.9 million from last year, due to factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.
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
On September 30, 2022, we entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million in “at the market” offerings through the Agent (the “ATM Offering”). The shelf registration statement relating to such shares included a prospectus covering the offering, issuance and sale of up to $100 million of our common stock from time to time through the ATM Offering. The shares to be sold under the Sales Agreement may be issued and sold pursuant to the shelf registration statement. During 2024, we issued 360,325 shares of common stock in the ATM Offering, generating net proceeds of $37.4 million, net of commissions and other transaction costs.
We are obligated to make payments under operating leases, including rental commitments on leases that have not yet commenced. For information on these obligations, see detail in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note (9), Leases.”
We also have commitments under our supply agreement with Hovione for Captisol purchases. The total purchase obligation as of December 31, 2024 was $21.6 million, of which $9.0 million is expected to be paid within a year and the remaining amount is expected to be paid between 1 to 3 years.
In April 2023, our Board approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50 million of our common stock from time to time through April 2026. We expect to acquire shares, if at all, primarily through open-market transactions in accordance with all applicable requirements of Rule 10b-18 of the Exchange Act. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Authorization to repurchase $50 million of our common stock remained available as of December 31, 2024. See “Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities.”
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
As of December 31, 2024, we had $124.4 million in available borrowing under the Revolving Credit Facility, after utilizing $0.6 million for letter of credit. The maturity date of the Revolving Credit Facility, as amended, is October 12, 2026. As of December 31, 2024, there were no events of default or violation of any covenants under our financing obligations.
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
As of December 31, 2024, we had $3.7 million in fair value of contingent consideration liabilities associated with the acquisitions to be settled in future periods.

Cash Flow Summary

(in thousands)	2024	2023	2022
Net cash provided by (used in):
Operating activities	$97,047	$49,577	$137,850
Investing activities	$(143,664)	$(11,682)	$163,624
Financing activities	$97,141	$(59,947)	$(275,990)
In 2024, we generated cash from operations primarily from revenue and other operating income. We used cash for investing activities primarily for the Apeiron Acquisition and Agenus Transaction. During the year, we generated cash from financing activities, primarily including net proceeds from the sales of shares of common stock in the ATM Offering, and net proceeds from stock options exercises and ESPP.
In 2023, we generated cash from operations primarily from revenue and other operating income. We used cash for investing activities primarily for the purchases of financial royalty assets, the Novan acquisition and our investment in Primrose Bio, partially offset by cash from the sale and maturity of short-term investments including Viking shares. During the year, we used cash for financing activities, including the repayment of the remaining $76.9 million principal amount upon maturity of the 2023 Notes and $0.3 million accrued interest in cash.
In 2022, we generated cash from operations primarily from revenue and other operating income. We generated cash from investing activities primarily from the sale and maturity of short-term investments. During the year, we used cash for financing activities, including the payments related to the extinguishment of certain 2023 Notes.
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
Impairment Assessment of Finite-lived Intangibles
We regularly perform reviews to determine if an event occurred that may indicate the carrying values of our intangible assets are impaired. If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by comparing its carrying amounts to its undiscounted cash flows. If the affected assets are not recoverable, we estimate the fair value of the assets and record an impairment loss if the carrying value exceeds the fair value. Factors that may indicate potential impairment include a significant decline in our stock price and market capitalization compared to net book value, significant changes in the ability of an asset to generate positive cash flows and the pattern of utilization of a particular asset.
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
Financial Royalty Assets - Recognition of Income

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
Valuation of Partnered Programs Derivative Assets Acquired in Agenus Transaction
Partnered Programs acquired in the transaction with Agenus are accounted for as derivative assets under ASC 815, Derivatives and Hedging, and were recorded at fair value at acquisition. These derivative assets are marked to fair value at each subsequent reporting period. To determine the fair value of the derivative assets, the Company applied a discounted cash flow model using observable and unobservable market data for inputs, including the estimated amount and timing of the expected cash flows and the probability of success of underlying clinical programs which considers the level of risk appropriate for a respective program stage.
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
Investment Portfolio Risk
At December 31, 2024, our investment portfolio included investments in available-for-sale securities of $183.9 million, including the investment in Viking common stock of $40.2 million. These securities are subject to market risk and may decline in value based on market conditions.
Credit Risk
We are exposed to credit risk through our counterparties, including risks associated with royalty assets, receivables, and financial instruments such as derivatives and available-for-sale debt securities. Most of our royalty assets and receivables come from contractual agreements that generate royalties based on sales of pharmaceutical products across the United States, Europe, and other regions. This risk is primarily mitigated by the broad range of marketers responsible for paying royalties and the geographic diversity of product sales. Our royalty portfolio includes products marketed by leading biopharmaceutical companies such as Amgen, Merck, Jazz, Recordati, and Sanofi. As of December 31, 2024, Recordati was the largest individual marketer and payor of our financial royalty assets, representing 54% of these assets.
We actively monitor the financial performance and creditworthiness of counterparties to our royalty agreements, derivative financial instruments, and available-for-sale debt securities to assess and respond to changes in their credit profiles. So far, we have not incurred any significant losses related to the collection of income or revenue from royalty assets, available-for-sale debt securities, or the settlement of derivative financial instruments. However, if a counterparty faces bankruptcy or financial difficulties and fails to meet its obligations under a derivative financial instrument, we could face substantial difficulties or delays in recovering amounts owed during bankruptcy or reorganization.

Foreign Currency Risk
Through our licensing and business operations, we are exposed to foreign currency risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenues and profit translated into U.S. dollars. As a result, our revenues from royalty payments are exposed to risks associated with fluctuations in foreign exchange rates. These currency fluctuations could cause our operating results to differ materially from expectations, potentially leading to substantial gains or losses from the remeasurement of company balances. While historically     we have primarily transacted with customers and vendors in U.S. dollars, as our international operations expand, our exposure to the effects of fluctuations in currency exchange rates increase. We expect to continue to expand the number of transactions with our customers that are denominated in foreign currencies in the future.
We purchase Captisol from Hovione, located in Lisbon, Portugal and Cork, Ireland. Payments to Hovione are denominated and paid in U.S. dollars; however, the unit price of Captisol contains an adjustment factor which is based on the sharing of foreign currency risk between the two parties. Currently, we do not hedge our exposure to foreign currency fluctuations.
Also, we generate Qarziba royalty revenue and incur operating expenses at our non-U.S. locations in the local currency for such locations. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in an increase to the U.S. dollar equivalent of related income and expenses. These fluctuations in currency exchange rates may affect the reported value of foreign-denominated revenues, expenses, assets, and liabilities when translated into U.S. dollars.
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Ligand Pharmaceuticals Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ligand Pharmaceuticals Incorporated (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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

Impairment assessment of finite-lived intangibles
Description of the Matter	At December 31, 2024, the Company’s finite-lived intangible assets totaled $266.6 million. As discussed in Note 1 to the consolidated financial statements, the Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company did not identify indicators of impairment for its finite-lived intangibles at December 31, 2024.
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

Financial royalty assets - recognition of income
Description of the Matter
As disclosed in Note 6 to the consolidated financial statements, the Company’s total financial royalty assets, net, were $195.0 million as of December 31, 2024. For the year ended December 31, 2024, the Company recognized income from financial royalty assets of $13.4 million. As explained in Note 1 and 6 to the consolidated financial statements, the Company’s financial royalty assets are measured at amortized cost and income is recognized using the prospective effective interest method.
Auditing management’s recognition of income under the effective interest method involved complex auditor judgment, as the assumptions used to forecast the prospective interest rate include estimates of expected future cash flows from the underlying royalties and are therefore affected by uncertainties such as future demand for the underlying product.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls related to the recognition of income on financial royalty assets. This included testing controls over management’s review of the significant assumptions and other inputs used in estimating the forecasted cash flows.

To test the income recognized, our audit procedures included, among others, evaluating the completeness and accuracy of the data used to develop the key assumption identified above. For example, we tested the inputs to the model, principally comprising of historic product sales and estimates of nearer-term sales. We also evaluated management’s expected future cash flows for the products underlying the royalties and performed a sensitivity analysis over the resulting forecasted product sales.

Valuation of Agenus partnered programs in Agenus acquisition
Description of the Matter
As disclosed in Note 2 and 7 to the consolidated financial statements, the Company recorded $21.3 million of non-current derivative assets in acquired rights from future milestone and royalty payments (“Agenus partnered programs”) in the Agenus acquisition. As of December 31, 2024, total non-current derivative assets in the Agenus partnered programs were $6.3 million and unrealized losses from derivative instruments were $15.0 million. To determine the fair value of the derivative assets, the Company applied a discounted cash flow model using observable and unobservable market data for inputs, including the probability of technical and regulatory success of underlying clinical programs.

Auditing management’s estimate of the fair value of the derivative assets involved complex auditor judgment because the fair value calculations were sensitive to changes in assumptions described above, and certain inputs used in the determination of the fair value were based on unobservable data, including the probability of technical and regulatory success of underlying clinical programs.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls related to the valuation of derivative assets. This included testing controls over management’s review of the significant assumptions and other inputs used in the valuation models.

Our audit procedures included, among others, evaluating the methodology used in the valuation models and the significant assumptions described above. We compared the significant assumptions to published data for clinical trials. We involved our valuation specialists to assist in the evaluation including assessing whether the methodology used in developing the estimate was consistent with valuation practice given the characteristics of the derivative and to develop an independent value of the assets.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2016.
San Diego, California
February 28, 2025

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$72,307	$22,954
Short-term investments	183,858	147,355
Accounts receivable, net	38,376	32,917
Inventory	14,114	23,969
Income taxes receivable	4,073	6,395
Prepaid expenses	1,934	1,182
Other current assets	16,897	2,657
Total current assets	331,559	237,429

Intangible assets, net	266,648	299,606
Goodwill	105,250	103,370
Long-term portion of financial royalty assets, net	185,024	62,291
Noncurrent derivative assets	10,583	3,531
Property and equipment, net	15,133	15,607
Operating lease right-of-use assets	6,907	6,062
Finance lease right-of-use assets	2,766	3,393
Equity method investment in Primrose Bio	—	12,595
Other investments	10,908	36,726
Deferred income taxes, net	72	214
Other assets	6,924	6,392
Total assets	$941,774	$787,216
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,233	$2,427
Accrued liabilities	27,906	12,467
Income tax payable	1,199	—
Deferred revenue	1,278	1,222
Current contingent liabilities	206	256
Current operating lease liabilities	1,266	403
Current finance lease liabilities	24	7
Total current liabilities	37,112	16,782
Long-term deferred revenue	2,246	1,444
Long-term contingent liabilities	3,475	2,942
Long-term operating lease liabilities	5,815	5,755
Deferred income taxes, net	32,524	31,622
Other long-term liabilities	30,163	27,758
Total liabilities	111,335	86,303
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at December 31, 2024 and 2023	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 19,106 and 17,556 shares issued and outstanding at December 31, 2024 and 2023, respectively	20	18
Additional paid-in capital	337,377	198,696
Accumulated other comprehensive loss	(5,942)	(817)
Retained earnings	498,984	503,016
Total stockholders’ equity	830,439	700,913
Total liabilities and stockholders’ equity	$941,774	$787,216

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues and other income:
Revenue from intangible royalty assets	$95,329	$83,910	$72,527
Income from financial royalty assets	13,444	1,049	385
Royalties	108,773	84,959	72,912
Captisol	30,883	28,372	104,495
Contract revenue and other income	27,477	17,983	18,838
Total revenues and other income	167,133	131,314	196,245
Operating costs and expenses:
Cost of Captisol	11,074	10,512	52,827
Amortization of intangibles	32,959	33,654	34,237
Research and development	21,425	24,537	36,082
General and administrative	78,654	52,790	70,062
Financial royalty assets impairment	30,572	—	—
Fair value adjustments to partner program derivatives	15,055	—	—
Total operating costs and expenses	189,739	121,493	193,208
Gain on sale of Pelican	—	(2,121)	—
Operating income (loss) from continuing operations	(22,606)	11,942	3,037
Non-operating income and expenses:
Gain from short-term investments	75,024	46,365	28,540
Interest income	8,055	7,711	2,046
Interest expense	(3,037)	(656)	(1,799)
Other non-operating (expense) income, net	(54,918)	(1,702)	4,187
Total non-operating income, net	25,124	51,718	32,974
Income before income tax from continuing operations	2,518	63,660	36,011
Income tax expense	(6,550)	(9,841)	(41,230)
Net income (loss) from continuing operations	(4,032)	53,819	(5,219)
Net loss from discontinued operations	—	(1,665)	(28,142)
Net income (loss):	$(4,032)	$52,154	$(33,361)
Basic net income (loss) from continuing operations per share	$(0.22)	$3.11	$(0.31)
Basic net loss from discontinued operations per share	$—	$(0.10)	$(1.67)
Basic net income (loss) per share	$(0.22)	$3.02	$(1.98)
Shares used in basic per share calculation	18,290	17,298	16,868

Diluted net income (loss) from continuing operations per share	$(0.22)	$3.03	$(0.31)
Diluted net loss from discontinued operations per share	$—	$(0.09)	$(1.67)
Diluted net income (loss) per share	$(0.22)	$2.94	$(1.98)
Shares used in diluted per share calculation	18,290	17,757	16,868

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(4,032)	$52,154	$(33,361)
Unrealized net gain (loss) on available-for-sale securities, net of tax	45	167	(67)
Foreign currency translation adjustment, net of tax	(5,170)	—	—
Comprehensive income (loss)	$(9,157)	$52,321	$(33,428)

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retain earnings	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2021	16,767	$17	$372,969	$(917)	$449,090	$821,159
ASU 2020-06 adoption, net of tax	—	—	(51,130)	—	35,133	(15,997)
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	184	—	(5,004)	—	—	(5,004)
Share-based compensation	—	—	60,285	—	—	60,285
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(67)	—	(67)
Bond hedge transaction	—	—	202	—	—	202
OmniAb Distribution	—	—	(229,732)	—	—	(229,732)
Net loss	—	—	—	—	(33,361)	(33,361)
Balance at December 31, 2022	16,951	17	147,590	(984)	450,862	597,485
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	605	1	17,901	—	—	17,902
Share-based compensation	—	—	25,743	—	—	25,743
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	167	—	167
Final OmniAb Distribution	—	—	1,665	—	—	1,665
Final tax impact of OmniAb Distribution	—	—	5,797	—	—	5,797
Net income	—	—	—	—	52,154	52,154
Balance at December 31, 2023	17,556	18	198,696	(817)	503,016	700,913
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	1,190	2	60,452	—	—	60,454
Issuance of common stock, net of commissions and fees	360	—	37,140	—	—	37,140
Share-based compensation	—	—	41,089	—	—	41,089
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	45	—	45
Foreign currency translation adjustment, net of tax	—	—	—	(5,170)	—	(5,170)
Net income	—	—	—	—	(4,032)	(4,032)
Balance at December 31, 2024	19,106	$20	$337,377	$(5,942)	$498,984	$830,439

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(4,032)	$52,154	$(33,361)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of Pelican	—	(2,121)	—
Change in estimated fair value of contingent liabilities	683	(265)	(748)
Depreciation of fixed assets and amortization of intangible assets	35,239	36,521	51,534
Gain from short-term investments	(67,901)	(46,365)	(28,540)
Amortization/accretion of premium (discount) on investments, net	(1,331)	(1,318)	16
Amortization of debt discount and issuance fees	486	240	734
Loss (gain) on derivative instruments	20,010	(250)	—
Gain on debt extinguishment	—	—	(4,192)
Non-cash income from financial royalty assets	(5,467)	(878)	(164)
CECL adjustment to financial royalty assets	(4,315)	3,595	—
Impairment loss of financial royalty assets	30,572	924	—
Lease amortization expense	2,126	1,735	5,521
Share-based compensation	41,089	25,743	60,285
Losses from equity method investment in Primrose Bio	12,821	1,829	—
Fair value adjustment to Primrose Bio securities investments	25,788	—	—
Deferred income taxes, net	(15,800)	11,696	20,723
Other	7,723	739	365
Changes in operating assets and liabilities, net of acquisitions and dispositions:
Accounts receivable, net	(6,459)	(2,601)	55,319
Inventory	9,619	(10,870)	12,058
Other economic rights	—	(5,000)	—
Accounts payable and accrued liabilities	13,903	(4,704)	(3,340)
Income taxes receivable and payable	2,310	(1,781)	1,579
Deferred revenue	(1,308)	419	(6,281)
Other assets and liabilities	1,291	(9,865)	6,342
Net cash provided by operating activities	97,047	49,577	137,850

Cash flows from investing activities:
Acquisition of financial royalty assets	(17,819)	(50,328)	—
Proceeds from financial royalty assets	7,429	418	92
Purchases of property and equipment	(1,821)	(3,521)	(17,923)
Purchases of short-term investments	(226,384)	(126,764)	(51,226)
Proceeds from sale of short-term investments	229,367	148,765	209,561
Proceeds from maturity of short-term investments	33,131	45,402	24,830
Cash paid for equity method investment - Nucorion	—	—	(750)
Cash paid for investment in Primrose Bio	(998)	(15,249)	—
Cash paid for Palvella notes receivable	(2,500)	—	—
Cash paid for Novan acquisition, net of restricted cash received	—	(10,405)	—
Cash paid for the Agenus transaction	(75,000)	—	—
Cash paid for Apeiron acquisition, net of cash received	(91,996)	—	—
Cash paid for InvIOs investment	(4,196)	—	—
Net proceeds from Viking Share Collar and Viking Share Put	7,123	—	—
Other	—	—	(960)
Net cash used in (provided by) investing activities	(143,664)	(11,682)	163,624

Cash flows from financing activities:
Proceeds from common stock issuance, net of commissions and fees	37,140	—	—
Net cash transferred to OmniAb at OmniAb Separation	—	—	(1,840)
Repayment at maturity/repurchase of 2023 Notes	—	(76,854)	(260,949)
Payments under finance lease obligations	(25)	(45)	(54)
Cash paid for transaction costs related to OmniAb Transactions	—	—	(6,800)
Cash paid for debt issuance costs	(426)	(949)	—
Proceeds from bond hedge settlement	—	—	202
Net proceeds from stock option exercises and ESPP	65,588	22,448	3,232
Taxes paid related to net share settlement of equity awards	(5,136)	(4,547)	(8,236)
Payments to CVR Holders	—	—	(1,545)
Net cash provided by (used) in financing activities	97,141	(59,947)	(275,990)
Effect of exchange rate changes on cash and cash equivalents	(1,171)	—	—
Net increase (decrease) in cash and cash equivalents	49,353	(22,052)	25,484
Cash and cash equivalents at beginning of year	22,954	45,006	19,522
Cash and cash equivalents at end of year	$72,307	$22,954	$45,006

Supplemental disclosure of cash flow information
Interest paid	$263	$288	$1,428
Taxes paid	$19,206	$8,770	$11,642
Acquisitions:
Fair value of tangible assets acquired, net of cash and restricted cash received	$8,965	$17,887	$—
Goodwill	—	3,709	—
Intangible assets	—	10,700	—
Financial royalty assets	106,156	—	—
Liabilities assumed	(23,125)	(21,891)	—
Net cash paid for acquisitions	$91,996	$10,405	$—

Supplemental schedule of non-cash investing and financing activities:
Accrued Primrose transaction costs	$—	$998	$—
Addition of right-of-use assets and lease liabilities	$1,769	$—	$—
Accrued royalty from financial royalty assets	$—	$52	$—
Accrued purchases of financial royalty assets	$—	$347	$—
Accrued debt issuance costs	$42	$41	$—
Accrued fixed asset purchases	$71	$—	$2,333
Unrealized gain (loss) on available-for-sale investments, net of tax	$45	$167	$(67)

See accompanying notes to these consolidated financial statements.

Notes to Consolidated Financial Statements

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
Segment Information
The Company has one operating and one reportable segment: development and licensing of biopharmaceutical assets. The Company's Chief Operating Decision Maker (“CODM”) is Todd Davis, our Chief Executive Officer. The CODM uses net income (loss) from continuing operations as a single segment profit or loss measure to evaluate our single segment performance, and in deciding whether to reinvest into the existing assets, or to new potential opportunities. Our CODM relies on internal management reporting processes that provide information on segment operating income (loss) for making financial decisions and allocating resources. CODM does not evaluate, manage or measure performance of segments using asset information.
The information on significant segment expenses that are regularly provided to the CODM, and other segment items included within the reported segment profit or loss measure, is presented in a table below:

	Year ended December 31,
	2024	2023	2022
Total revenues and other income	$167,133	$131,314	$196,245
Share-based compensation	(41,089)	(25,743)	(60,285)
Other segment items:
Amortization of intangibles	(32,959)	(33,654)	(34,237)
Depreciation of property and equipment	(2,300)	(2,905)	(3,841)
Interest income	8,055	7,711	2,046
Interest expense	(3,037)	(656)	(1,799)
Other *	(99,835)	(22,248)	(103,348)
Net income (loss) from continuing operations	$(4,032)	$53,819	$(5,219)
* Other items for the years ended December 31, 2024, 2023, and 2022, include the amount of other general, administrative, research and development expenses of $56.7 million, $48.7 million, and $42.0 million (net of share-based compensation and depreciation expenses), respectively, and additional income and expense items that are presented in consolidated statements of operations such as financial royalty assets impairment, Fair value adjustments to partner program derivatives, cost of Captisol and other non-operating income and expenses.
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
In addition, within the consolidated statements of operations for the years ended December 31, 2023 and 2022, royalties have been reclassified to revenue from intangible royalty assets, and a portion of the contract revenue has been reclassified to income from financial royalty assets.

Discontinued operations
The Company determined that the spin-off of the OmniAb Business in November 2022 in connection with the OmniAb Transactions met the criteria for classification as a discontinued operation in accordance with ASC Subtopic 205-20, Discontinued Operations (“ASC 205-20”). For additional information, see “Note (5), Spin-off of OmniAb”. All disclosures have been adjusted to reflect continuing operations.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires the use of estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results may differ from those estimates.
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
Under the acquisition method of accounting, we recognize separately from goodwill the identifiable assets acquired, the liabilities assumed, including contingent consideration and all contractual contingencies, generally at the acquisition date fair value. Contingent purchase consideration to be settled in cash are remeasured to estimated fair value at each reporting period with the change in fair value recorded in statement of operations. Costs that we incur to complete the business combination such as investment banking, legal and other professional fees are not considered part of consideration and we charge them to general and administrative expense as they incurred.
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
Revenue and other income from significant partners, which is defined as 10% or more of our total revenue, was as follows:

	Year ended December 31,
	2024	2023	2022
Partner A	23%	33%	45%
Partner B	12%	20%	16%
Partner C	<10%	10%	<10%
We are exposed to credit risk through our counterparties, including risks associated with royalty assets, receivables, and financial instruments such as derivatives and available-for-sale debt securities. Most of our royalty assets and receivables come from contractual agreements that generate royalties based on sales of pharmaceutical products across the United States, Europe, and other regions. This risk is primarily mitigated by the broad range of marketers responsible for paying royalties and the geographic diversity of product sales. Our royalty portfolio includes products marketed by leading biopharmaceutical companies such as Amgen, Merck, Jazz, Recordati, and Sanofi. As of December 31, 2024, Recordati was the largest individual marketer and payor of our financial royalty assets, representing 54% of the financial royalty asset balance.
We actively monitor the financial performance and creditworthiness of counterparties to our royalty agreements, derivative financial instruments, and available-for-sale debt securities to assess and respond to changes in their credit profiles. So far, we have not incurred any significant losses related to the collection of income or revenue from royalty assets, available-for-sale debt securities, or the settlement of derivative financial instruments. However, if a counterparty faces bankruptcy or financial difficulties and fails to meet its obligations under a derivative financial instrument, we could face substantial delays in recovering amounts owed during bankruptcy or reorganization.
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
Short-term Investments
Short-term investments primarily consist of investments in debt and equity securities. We classify our short-term investments as “available-for-sale”. Such investments are carried at fair value, with unrealized gains and losses on debt securities included in the statements of comprehensive income (loss), net of tax, and unrealized gains and losses on equity securities included the consolidated statements of operations. We determine the cost of investments based on the specific identification method. We determine the realized gains or losses on the sale of available-for-sale securities using the specific identification method and include net realized gains and losses as a component of non-operating income and expenses within the consolidated statements of operations.
Debt securities consist of certificates of deposit, corporate debt securities, and securities of government-sponsored entities. Debt securities have effective maturities greater than three months and less than thirty-six months from the date of acquisition. Debt securities available-for-sale in an unrealized loss position are assessed for current expected credit losses. We start by assessing whether we intend to sell the security, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through earnings. For debt securities available-for-sale that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes in interest rates, and any changes to the rating of the security by a rating agency, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security is compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income or loss, as applicable.
Equity securities consist of bond funds, investments in privately held companies (non-marketable equity securities), and companies that have completed initial public offerings (marketable equity securities). Bond funds are valued at their publicly quoted net asset value (“NAV”) price on the last day of the period. Our non-marketable equity securities without readily determinable market values are initially measured at cost and adjusted to fair value for observable transactions for identical or similar investments of the same issuer or impairment. Our marketable equity securities are measured at fair value. Equity investments are classified as short-term investments, equity method investment in Primrose Bio, or other investments, based on the nature of the securities and their availability for use in current operations.
For additional information, see “Note (7), Balance Sheet Account Details.”
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable arise primarily from sales on credit to customers. We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. During the years ended December 31, 2024, 2023 and 2022, we considered the current and expected future economic and market conditions and concluded a decrease of $0.1 million, an increase of $0.2 million, and a decrease of $0.3 million of allowance for credit losses, respectively.

Inventory
Inventory, which consists of finished goods (Captisol), is stated at the lower of cost or net realizable value. We determine cost using the specific identification method. We analyze our inventory levels periodically and write down inventory to net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. During the years ended December 31, 2024, 2023 and 2022, we recorded an obsolete inventory charge of $0.2 million, $0.2 million and $1.1 million, respectively. In addition to finished goods, as of December 31, 2024 and 2023, inventory included prepayments of $3.1 million and $4.6 million, respectively, to our supplier for Captisol.
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
For additional information, see “Note (7), Balance Sheet Account Details.”
Goodwill, Intangible Assets and Other Long-Lived Assets
Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at the reporting unit level at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of our reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, we proceed to perform the quantitative assessment. We will then evaluate goodwill for impairment by comparing the estimated fair value of the reporting unit to its carrying value, including the associated goodwill. To determine the fair value, we generally use a combination of market approach based on Ligand and comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. We may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative assessment for the goodwill impairment test. We performed the annual assessment for goodwill impairment at the reporting unit level during the fourth quarter of 2024, noting no impairment.
Our identifiable intangible assets are typically composed of acquired core technologies, licensed technologies, contractual relationships, customer relationships and trade names. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives. We regularly perform reviews to determine if any event has occurred that may indicate that intangible assets with finite useful lives and other long-lived assets are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, we estimate the fair value of the assets and record an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include market conditions, industry and economic trends, changes in regulations, clinical success, historical and forecasted financial results, market capitalization, significant changes in the ability of a particular asset to generate positive cash flows, and the pattern of utilization of a particular asset. We did not identify indicators of impairment for the finite-lived intangibles at December 31, 2024.
For additional information, see “Note (7), Balance Sheet Account Details.”
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
We evaluate financial royalty assets for recoverability on an individual basis by comparing the effective interest rate at each reporting date to that of the prior period. If the total amount of expected undiscounted cash flows is below the amortized cost basis, we measure and record an allowance for the change in expected cash flows. This allowance is measured as the difference between the financial royalty asset’s amortized cost basis and the net present value of the expected future cash flows, calculated using the original effective interest rate. In a subsequent period, if there is an increase in expected future cash flows, or if actual cash flows are greater than cash flows previously expected, we reduce the previously established cumulative allowance in part or in full.
In addition to the above allowance, we recognize an allowance for current expected credit losses under ASC 326, Financial Instruments – Credit Losses on our financial royalty assets. The credit rating, which is primarily based on publicly available data and updated quarterly, is the primary credit quality indicator used to determine the credit loss provision.
The carrying value of financial royalty assets is presented net of the cumulative allowances for changes in expected future cash flows and expected credit losses. The initial amount and subsequent revisions in allowances for changes in expected future cash flows and expected credit losses are recorded as part of general and administrative expenses on the consolidated statements of operations.
When we are reasonably certain that a part of a financial royalty asset’s net carrying value (or all of it) is not recoverable, we recognize an impairment which is recorded in financial royalty assets impairment on the consolidated statements of operations. To the extent there was an allowance previously recorded for this asset, the amount of such impairment is written off against the allowance at the time that such a determination is made. Any future recoveries from such impairment are recognized when cash is collected in a respective period earnings.
The current portion of financial royalty assets represents an estimation for current quarter royalty receipts which are collected during the subsequent quarter. This portion is presented in other current assets on our consolidated balance sheets, net of the allowance for expected credit losses.
For additional information, see “Note (6), Financial Royalty Assets, net (formerly known as Commercial License Rights)”.
Derivative Assets
Derivative assets include instruments used for risk-management purposes, and other instruments. Derivative assets which are not used for risk management purposes, include: (a) acquired rights in future milestone and royalty payments from Agenus Partnered Programs (as defined in “Note (2), Agenus Transaction”), (b) Agenus Warrant (as defined “Note (2), Agenus Transaction”), (c) option to invest up to $25 million to milestone and royalty rights which expires on June 30, 2025 (“Upsize Option”), and (d) rights to receive from Primrose Bio 50% of milestones on two contracts previously entered into by Primordial Genetics.
During the three months ended June 30, 2024, we entered into a collar arrangement to hedge against the fluctuation risk in Viking's share price (the “Viking Share Collar”). However, because the Viking stock investment is remeasured at fair value through earnings under ASC 321, the Viking Share Collar is not eligible for hedge accounting, but is considered as an economic hedge. The Viking Share Collar was fully exercised during three month period ending December 31, 2024. During the three months ended December 31, 2024, we entered into a put arrangement to hedge against the fluctuation risk in Viking's share price (the “Viking Share Put”) which expired within the same quarter.
All derivatives are measured at fair value on the consolidated balance sheets. For additional information, see “Note (8), Fair Value Measurement” and “Note (7), Balance Sheet Account Details”.
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
For additional information, see “Note (4), Sale of Pelican Business and Investment in Primrose Bio”.

Other Investments
Other investments represent our investments in equity securities of third parties in which we do not have control or significant influence. Our equity securities investments do not have a readily determinable or estimable fair value and are measured using the measurement alternative, which is cost less impairment, if any, and adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The amount of such impairment or adjustment recognized during the period is presented in other non-operating (expense) income, net in our consolidated statements of operations. For additional information, see “Note (7), Balance Sheet Account Details.”
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
Any change in fair value is recorded in other non-operating (expense) income, net in our consolidated statements of operations. For additional information, see “Note (8), Fair Value Measurement” and “Note (7), Balance Sheet Account Details”.
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
Captisol Sales
Revenue from Captisol sales is recognized when control of Captisol material is transferred or intellectual property license rights are granted to our customers in an amount that reflects the consideration we expect to receive from our customers in exchange for those products or rights. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. For Captisol material or intellectual property license rights, we consider our performance obligation satisfied once we have transferred control of the product or granted the intellectual property rights, meaning the customer has the ability to use and obtain the benefit of the Captisol material or intellectual property license right. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control. Sales tax and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. We have elected to recognize the cost of freight and shipping when control over Captisol material has transferred to the customer as an expense in cost of Captisol in our consolidated statements of operations. We expense incremental costs of obtaining a contract when incurred if the expected amortization period of the asset that we would have recognized is one year or less or the amount is immaterial. We did not incur any incremental costs of obtaining a contract during the periods reported.
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
Deferred Revenue
Depending on the terms of the arrangement, we may also defer a portion of the consideration received if we have to satisfy a future obligation. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheet. Except for royalty revenue and certain service revenue, we generally receive payment at the point we satisfy our obligation or soon after. Therefore, we do not generally carry a contract asset balance. Any fees billed in advance of being earned are recorded as deferred revenue. During the year ended December 31, 2024, the amount recognized as revenue that was previously deferred at December 31, 2023 was $1.3 million. During the year ended December 31, 2023, the amount recognized as revenue that was previously deferred at December 31, 2022 was $0.1 million.
Disaggregation of Revenue
Royalties for 2024, 2023 and 2022 for continuing operations are reported as below (in thousands):

	Year ended December 31,
	2024	2023	2022
Royalties
Kyprolis	$38,377	$35,640	$30,116
Rylaze	13,743	13,520	8,796
Filspari	12,179	2,655	—
Evomela	8,680	10,212	10,197
Teriparatide injection	8,221	11,061	15,785
Vaxneuvance	5,184	4,062	1,083
Other	8,945	6,760	6,550
Revenue from intangible royalty assets	95,329	83,910	72,527
Income from financial royalty assets	13,444	1,049	385
Total royalties	$108,773	$84,959	$72,912

The following table represents disaggregation of Captisol and contract revenue and other income for continuing operations (in thousands):

	Year ended December 31,
	2024	2023	2022
Captisol
Captisol - Core	$30,883	$28,372	$16,429
Captisol - COVID(a)	—	—	88,066
Total Captisol	$30,883	$28,372	$104,495

Contract revenue and other income
Milestone and other	$25,533	$17,983	$18,838
Other income	1,944	—	—
Total contract revenue and other income	$27,477	$17,983	$18,838
(a) Captisol - COVID represents revenue on Captisol supplied for use in formulation with remdesivir, an antiviral treatment for COVID-19.
Research and Development Expenses
Research and development expense consists of labor, material, equipment, and allocated facilities costs of our scientific staff who are working pursuant to our collaborative agreements and other research and development projects. Also included in research and development expenses are third-party costs incurred for our research programs including in-licensing costs, contract research organization (“CRO”) costs and costs incurred by other research and development service vendors. We expense these costs as they are incurred. When we make payments for research and development services prior to the services being rendered, we record those amounts as prepaid assets on our consolidated balance sheet and we expense them as the services are provided.
Share-Based Compensation
We incur share-based compensation expense related to restricted stock, ESPP, and stock options.
Restricted stock unit (“RSU”) and performance stock unit (“PSU”) are all considered restricted stock. The fair value of restricted stock is determined by the closing market price of our common stock on the date of grant. We recognize share-based compensation expense based on the fair value on a straight-line basis over the requisite service periods of the awards, taking into consideration of forfeitures as they occur. PSU generally represents a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. At each reporting period, we reassess the probability of the achievement of such corporate performance goals and any expense change resulting from an adjustment in the estimated shares to be released are treated as a cumulative catch-up in the period of adjustment. A limited amount of PSUs contain a market condition dependent upon the Company’s relative and absolute total stockholder return over a three-year period, with a range of 0% to 200% of the target amount granted to be issued under the award. Share-based compensation expense for these PSUs is measured using the Monte-Carlo simulation valuation model and is not adjusted for the achievement, or lack thereof, of the market conditions.
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
Potentially dilutive common shares consist of shares issuable under the 2023 Notes, stock options and restricted stock. Although we paid off the 2023 Notes in May 2023, it would have a dilutive impact when the average market price of our common stock exceeded the maximum conversion price during the year ended December 31, 2023. It is our intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion. Potentially dilutive common shares from stock options and restricted stock are determined using the average share price for each period under the treasury stock method. In addition, the following amounts are assumed to be used to repurchase shares: proceeds from exercise of stock options and the average amount of unrecognized compensation expense for stock options and restricted stock. In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of otherwise dilutive potential common shares is anti-dilutive and therefore excluded. For additional information, see “Note (11), Stockholders’ Equity”.
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

	Year Ended December 31,
	2024	2023	2022
Weighted average shares outstanding:	18,290	17,298	16,868
Dilutive potential common shares:
Restricted stock	—	85	—
Stock options	—	255	—
2023 Convertible Senior Notes	—	119	—
Shares used to compute diluted income per share	18,290	17,757	16,868
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	1,530	4,357	6,241
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
Comprehensive Income (Loss)
Comprehensive income (loss) represents net income (loss) adjusted for the change during the periods presented for unrealized gains and losses on available-for-sale debt securities and foreign currency translation adjustments.
Accounting Standards Updates, Recently Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. We have adopted the updated accounting guidance in our Annual Report on the Form 10-K for the year ended December 31, 2024. We have updated our segment disclosure (see “Note (1), Basis of Presentation and Summary of Significant Accounting Policies”) including, among other required items, the information on significant segment expenses that are regularly provided to the CODM and included within the reported segment profit or loss measure.
Accounting Standards Not Yet Adopted
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
2. Agenus Transaction
On May 29, 2024, we closed the transactions pursuant to the $75 million purchase and sale agreement (the “Agenus Agreement”), dated May 6, 2024, among us and Agenus Inc., Agenus Royalty Fund, LLC, and Agenus Holdings 2024, LLC (collectively, “Agenus”). Under the terms of the Agenus Agreement, we received (i) 18.75% of the licensed royalties and 31.875% of the future licensed milestones paid to Agenus on six-partnered oncology programs, including BMS-986442 (Bristol Myers Squibb), AGEN2373 (Gilead Sciences), INCAGN2385 and INCAGN2390 (Incyte), MK-4830 (Merck), and UGN-301 (UroGen Pharma) (collectively referred as “Agenus Partnered Programs”), and (ii) a synthetic 2.625% royalty on future global net sales of Agenus’ novel immuno-oncology botensilimab in combination with balstilimab (“BOT/BAL”) program, collectively subject to certain events which may adjust the royalty and milestone percentages paid to us. In addition, we received the option to commit an additional $25 million in the same assets on a pro rata basis which expires on June 30, 2025 (“Upsize Option”). We have also agreed to allow Agenus to raise up to an additional $100 million bringing the total syndicated purchase price up to an aggregate of $200 million. As part of the Agenus Agreement, Agenus granted us security over certain assets related to the programs included in the Agenus Agreement, subject to certain customary exceptions.
In connection with entry into the Agenus Agreement, Agenus issued us a 5-year warrant (“Agenus Warrant”) to purchase 867,052 shares of its common stock, at an exercise price equal to $17.30.
We accounted for all Agenus Partnered Programs, Agenus Warrant and Upsize Option as derivative assets. All derivatives, except for Upsize Option, were presented in noncurrent derivative assets line in our consolidated balance sheets. Agenus Partnered Programs were recognized as derivative assets under ASC 815, Derivatives and Hedging, as they have different underlyings (milestone payments and royalties). The commercial milestones and royalties are dependent on the development milestones and the commercial milestone and royalties underlyings are not determined to be predominate. The derivative assets were recorded at fair value as of May 29, 2024, and are marked to fair value at each subsequent reporting period.

The fair value of Agenus Partnered Programs derivative assets is determined as a present value of expected future cash flows adjusted for the level of risk appropriate for a respective program stage. As of Agenus Transaction date, it was $21.3 million. During the three months ended September 30, 2024, certain Agenus partners discontinued development of their partnered programs. These programs may be relicensed at a later date, and Ligand would retain its economic interest upon any relicense activity.
The fair value of Agenus Warrant is determined using a Black-Scholes model. The following assumptions were used as of May 29, 2024, and December 31, 2024, respectively: expected term of 4.0 years and 3.4 years, volatility of 84% and 102%, risk-free rate of 4.7% and 4.3%, Agenus stock price of $15.03 and $2.74.
The fair value of the Upsize Option was determined using the binomial option pricing model under which we assessed and considered the possible upwards and downwards scenarios through the expiration date of the Upsize Option. The fair value of the Upsize Option was written down to zero as of December 31, 2024.
For additional information on the Agenus Partnered Program derivative assets, Agenus Warrant, and Upsize Option, see “Note (8), Fair Value Measurements”.
We accounted for the acquired BOT/BAL rights as a financial royalty asset which is currently put under the non-accrual method as management cannot reliably estimate future cash flows from this program. The amount of BOT/BAL financial royalty asset was determined as a residual value from the $75 million aggregate investment amount, less fair value of all acquired derivative assets as of May 29, 2024. For additional information on the Agenus BOT/BAL rights, see “Note (6), Financial Royalty Assets, net (formerly known as Commercial License Rights)”.
3. Acquisitions
Apeiron
On July 15, 2024, we acquired all the outstanding shares of Biologics AG (“Apeiron”), including the royalty rights to Qarziba (dinutuximab beta) for the treatment of high-risk neuroblastoma (the “Apeiron Acquisition”) for $100.5 million base consideration. We funded the Apeiron Acquisition from our available cash on hand.
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
We evaluated this acquisition in accordance with ASC 805, Business Combinations, to discern whether the assets and operations of Apeiron met the definition of a business. We accounted for this transaction as assets acquisition.
We incurred $4.9 million of transaction costs related to the Apeiron Acquisition, which were included in the amount of total purchase consideration. All assets acquired (except for contract assets) and liabilities assumed in the Apeiron Acquisition were recognized at their fair values. Contract assets acquired were recognized on a relative fair value basis.
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
Contract assets acquired are accounted for as financial royalty assets, similar to loans receivable and are measured at amortized cost using the prospective effective interest method described in ASC 835-30. The acquired contracts assets include Qarziba and other development phase contract assets.
As Qarziba is a commercial phase program, we are able to reasonably estimate future cash flows and, as such, we recognize income from Qarziba financial royalty assets starting from the Apeiron Acquisition effective date, which is calculated by multiplying the carrying value of the financial royalty asset by the periodic effective interest rate. As described in “Note (1), Basis of Presentation and Significant Accounting Policies”, the effective interest rate is calculated by forecasting the expected cash flows to be received over the life of the asset relative to the initial invested amount. The effective interest rate is recalculated in each reporting period as the differences between expected cash flows and actual cash flows are realized and as there are changes to expected future cash flows. We account for other Apeiron development phase financial royalty assets on a non-accrual basis as there is a higher level of uncertainty over the related expected cash flows.
For tax purposes this transaction is treated as a stock purchase. As a result, we will not obtain a tax stepped-up basis in Apeiron’s underlying assets and will assume the carryover tax basis. As part of the tax purchase price accounting, deferred tax liabilities of $18.1 million have been recorded to reflect the difference between the book and tax basis of the acquired assets.
We account for the earnout liabilities in the Apeiron Acquisition in accordance with ASC450, Contingencies, and will recognize respective liability when the contingency is resolved, and the liability becomes payable. No earnout liability is recognized as of the acquisition date or as of December 31, 2024.
In conjunction with the Apeiron Acquisition, we have also invested $4.2 million (including $0.2 million transaction costs) in InvIOs Holding AG (“InvIOs”) common shares, a privately held spin-off of Apeiron. This investment was part of an €8 million (approximately $8.8 million) round with other investors which would help finance the research and development of three innovative early-stage immuno-oncology assets. Apeiron has previously outlicensed these assets to InvIOs and is entitled to future royalties and milestone payments.
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
Novan
On September 27, 2023, we closed the transaction to acquire certain assets of Novan, Inc. (“Novan”) pursuant to the agreement we entered into with Novan on July 17, 2023 for $15 million in cash (which agreement contemplated Novan filing for bankruptcy relief) and provided up to $15 million in debtor-in-possession (“DIP”) financing inclusive of a $3 million bridge loan funded on the same day. Novan filed for Chapter 11 reorganization on July 17, 2023. On September 27, 2023, the bankruptcy court approved our $12.2 million bid to purchase from Novan its lead product candidate berdazimer topical gel, 10.3%, all other assets related to the NITRICIL technology platform and the rights to one commercial stage asset. The remaining commercial assets of Novan will be sold to other parties. The approved $12.2 million bid was credited to the $15 million DIP financing, with the balance of $2.8 million and accrued interest repaid to us.
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
Acquired other liabilities of $13.7 million related to a royalty and milestone payments purchase agreement, entered by Novan in 2019 and assumed as part of the acquisition, which previously provided Novan $25 million of funding used primarily in the clinical development of berdazimer topical gel, 10.3%. Pursuant to the purchase agreement, Novan will pay ongoing quarterly payments, calculated based on an applicable percentage per product of any upfront fees, milestone payments, royalty payments or equivalent payments received by Novan pursuant to any out-license agreement, net of any upfront fees, milestone payments, royalty payments or equivalent payments paid by Novan to third parties pursuant to any agreements under which Novan has in-licensed intellectual property with respect to such products. If Novan decides to commercialize any product on its own following regulatory approval, as opposed to commercializing through an out-license agreement or other third-party arrangement, Novan will be obligated to pay a low single digits royalty on net sales of such products. This contract liability was fair valued based on the discounted cash flow method that estimated the present value of the potential royalties, milestones, and collaboration revenue streams derived from the related programs mentioned above, by applying a discount rate of 14% (revenue risk-adjusted discount rate).
On April 3, 2024, we announced the creation of Pelthos Therapeutics to focus on the commercialization of innovative, safe, and efficacious therapeutic products for patients suffering from conditions with limited treatment options. ZELSUVMI (berdazimer topical gel, 10.3%), its first product, is the FDA-approved prescription medicine for the treatment of the highly transmissible molluscum contagiosum (molluscum) viral skin infection in adults and pediatric patients one year of age and older. ZELSUVMI received a Novel Drug designation from the FDA in January 2024 to treat molluscum viral skin infection. ZELSUVMI was developed using Pelthos' proprietary nitric oxide-based NITRICIL technology platform. The rights to ZELSUVMI and all assets related to the NITRICIL technology platform were acquired from Novan in September 2023 in the Novan acquisition described above.
4. Sale of Pelican Business and Investment in Primrose Bio
On September 18, 2023, we entered into a merger agreement, pursuant to which our subsidiary, Pelican Technology Holdings, Inc. (“Pelican”) became a wholly owned subsidiary of Primrose Bio. Primrose Bio is a private company focused on synthetic biology. Pelican has developed technology related to PET (protein expression technology) and PelicCRM197 (vaccine material), and has property and equipment, as well as leased property in San Diego, CA. As part of the transaction, we received 2,146,957 common shares, 4,278,293 preferred shares and 474,746 restricted shares of Primrose Bio. Simultaneous with the merger, we entered into a Purchase and Sale Agreement with Primrose Bio and contributed $15 million in exchange for 50% of potential development milestones and certain commercial milestones from two contracts previously entered into by Primordial Genetics. In addition, starting January 1, 2025, we will receive 25% of sales revenue of PeliCRM197 above $3 million and 35% of all PeliCRM197 licensing revenue in perpetuity.
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
In addition, we will receive 50% of potential development milestones and certain commercial milestones from two contracts previously entered into by Primordial Genetics. The considerations were recognized as derivative assets with a fair value of $3.2 million, at the disposition date, which was included in noncurrent derivative assets in our consolidated balance sheets. They are recognized as derivative assets under ASC 815, Derivatives and Hedging, as they have two underlyings (development and commercial milestones) and (i) the commercial milestones are dependent on the development milestones and (ii) the commercial milestone underlying is not determined to be predominate. The derivative assets are recorded at fair value as of September 18, 2023, and will be marketed to fair value at each reporting period going forward. During the year ended December 31, 2024, an adjustment of $(0.1) million was recorded to market the derivative assets to fair value and was included in fair value adjustments to partner program derivatives in our consolidated statement of operations. During the year ended December 31, 2023, an adjustment of $0.3 million was recorded to market the derivative assets to fair value and was included in other non-operating (expense) income, net in our consolidated statement of operations. For additional information, see “Note (8), Fair Value Measurement” and “Note (7), Balance Sheet Account Details”.
Investments in Primrose Bio
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
We account for our common stock investment in Primrose Bio under the equity method as we have the ability to exercise significant influence over Primrose Bio's operating and financial results. In applying the equity method, we record the investment at fair value. Our proportionate share of net loss of Primrose Bio is recorded in our consolidated statements of operations. Our equity method investment is reviewed for indicators of impairment at each reporting period and is written down to fair value if there is evidence of a loss in value that is other-than-temporary. In June 2024, Primrose Bio received an equity investment from an equity firm. In July 2024, Primrose Bio raised additional funds from another equity firm. As a result, we recognized an impairment loss on our equity method investment in the amount of $5.8 million during the year ended December 31, 2024. There was no impairment to our equity method investment during the year ended December 31, 2023. Our share of the net loss of Primrose Bio for the years ended December 31, 2024 and 2023 was $7.0 million and $1.8 million, respectively, which reduced Ligand's equity method investment accordingly. Any income or loss from our equity method investment (including the impairment) is presented in other non-operating (expense) income, net in our consolidated statements of operations.
We determined that the Series A preferred stock and reserve stock investments in Primrose Bio did not have a readily determinable fair value and therefore elected the measurement alternative in ASC 321 to subsequently record the investments at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. When fair value becomes determinable, from observable price changes in orderly transactions, our investments will be marked to fair value. Our investments in Series A preferred stock and reserve stock have been reduced by $25.8 million during the year ended December 31, 2024 in connection with the above mentioned equity funding received by Primrose Bio in June and July 2024. There were no no observable price changes or impairment to our investments in Series A preferred stock and reserve stock during the year ended December 31, 2023. Any income or loss from our investments in Series A preferred stock and reserve stock (including the impairment) is presented in other non-operating (expense) income, net in our consolidated statements of operations.
Former President and Chief Operating Officer Matt Korenberg served as a board member of Primrose Bio beginning in the fourth quarter of 2023. His employment with Ligand concluded in October 2024, after which Lauren Hay, Vice President of Strategic Planning & Investment Analytics, succeeded him as a board member of Primrose Bio.
5. Spin-off of OmniAb
On March 23, 2022, we entered into the OmniAb Separation and Distribution Agreement to separate our OmniAb Business and the OmniAb Merger Agreement, pursuant to which Merger Sub would merge with and into OmniAb, with OmniAb continuing as the surviving corporation and wholly owned subsidiary of New OmniAb following the effectiveness of such merger, resulting in New OmniAb’s acquisition of our OmniAb Business, in a Reverse Morris Trust transaction (collectively, the “OmniAb Transactions”).
After the final closing date of the OmniAb Transactions on November 1, 2022, the historical financial results of OmniAb have been reflected in our consolidated financial statements as discontinued operations under GAAP for all periods presented through the date of the OmniAb Distribution. Pursuant to the OmniAb Separation and Distribution Agreement, Ligand contributed to OmniAb cash and certain specific assets and liabilities constituting the OmniAb Business. Pursuant to the OmniAb Distribution, Ligand distributed on a pro rata basis to its stockholders as of October 26, 2022 shares of the common stock of OmniAb representing 100% of Ligand’s interest in OmniAb. Immediately following the OmniAb Distribution, Merger Sub merged with and into OmniAb, with OmniAb continuing as the surviving company in the OmniAb Merger and as a wholly owned subsidiary of New OmniAb. The entire transaction was completed on November 1, 2022, and following the OmniAb Merger, New OmniAb is an independent, publicly traded company whose common stock trades on NASDAQ under the symbol “OABI.” After the OmniAb Distribution, we do not beneficially own any shares of common stock in OmniAb and no longer consolidate OmniAb into our financial results for periods ending after November 1, 2022.
Discontinued operations
In connection with the OmniAb Merger, the Company determined its OmniAb Business qualified for discontinued operations accounting treatment in accordance with ASC 205-20. We recognized a $1.7 million tax provision adjustment related to deferred taxes during the year ended December 31, 2023 that was attributable to the discontinued operations. The following table summarizes revenue and expenses of the discontinued operations for the year ended December 31, 2022 (in thousands):

Year Ended December 31,
2022
Revenues:
Royalties	$1,289
Contract revenue	25,275
Total revenues	26,564
Operating costs and expenses:
Amortization of intangibles	10,847
Research and development	38,466
General and administrative	13,383
Total operating costs and expenses	62,696
Loss from operations	(36,132)
Other income (expense):
Gain from short-term investments	—
Interest expense	—
Other income (expense), net	554
Total other expense, net	554
Loss before income tax	(35,578)
Income tax benefit	7,436
Net loss	$(28,142)
The following table summarizes the significant non-cash items, capital expenditures of the discontinued operations, and financing activities that are included in the consolidated statements of cash flows for the year ended December 31, 2022 (in thousands):

Year Ended December 31,
2022
Operating activities:
Change in fair value of contingent consideration	$(554)
Depreciation and amortization	13,218
Stock-based compensation expense	9,404

Investing activities:
Cash paid for acquisition, net of cash acquired	$—
Purchase of property, plant and equipment	(5,572)
Payments to CVR Holders	(960)

Financing activities:
Payments to CVR Holders	$(1,545)

Supplemental cash flow disclosures:
Purchases of property, plant and equipment included in accounts payable and accrued expenses	$2,310

6. Financial Royalty Assets, net (formerly known as Commercial License Rights)
As of December 31, 2024 and 2023, financial royalty assets consist of the following (in thousands):

	December 31, 2024			December 31, 2023
	Gross carrying value(2)	Allowance (1)	Net carrying value (2)	Gross carrying value	Allowance (1)	Net carrying value
Qarziba	$105,329	$(484)	$104,845	$—	$—	$—
Agenus (Bot/Bal)	40,815	(408)	40,407	—	—	—
Tolerance Therapeutics (Tzield)	25,613	(101)	25,512	25,810	(101)	25,709
Ensifentrine inventors	15,969	(157)	15,812	—	—	—
Elutia (CorMatrix)	9,418	(2,268)	7,150	13,304	(7,490)	5,814
InvIOs	1,238	(62)	1,176	—	—	—
Selexis	205	(58)	147	940	(179)	761
Ovid (Soticlestat)	—	—	—	30,310	(303)	30,007
Total financial royalty assets, net	$198,587	$(3,538)	$195,049	$70,364	$(8,073)	$62,291
(1) The amounts of allowance include accumulated allowance for changes in expected cash flows and current expected credit losses.
(2) The amounts include $10.0 million current portion of financial royalty assets which represents an estimation for current quarter royalty receipts that are collected during the subsequent quarter. This portion is presented in other current assets on our consolidated balance sheet as of December 31, 2024.
Financial royalty assets represent a portfolio of future milestone and royalty payment rights acquired in the Apeiron Acquisition in July 2024, from Agenus in May 2024, Selexis, S.A. (“Selexis”) in April 2013 and May 2015, CorMatrix Cardiovascular, Inc. (“CorMatrix”) in May 2016, which was later acquired by Aziyo (Aziyo changed its corporate name to Elutia Inc. (“Elutia”) in September 2023) in 2017, Ovid Therapeutics Inc. (“Ovid”) in October 2023, Tolerance Therapeutics, Inc. (“Tolerance Therapeutics”) in November 2023, and from certain ensifentrine inventors in March and August 2024.
During the year ended December 31, 2024, we recorded a $30.3 million impairment loss for Ovid (Soticlestat) financial royalty asset and a $0.3 million impairment loss for Selexis financial royalty asset. During the year ended December 31, 2023, we recorded a $0.9 million impairment loss for Selexis financial royalty asset as a result of reduced programs.
Apeiron Financial Royalty Assets
As discussed in “Note (3), Acquisitions”, we acquired certain financial royalty assets within the Apeiron Acquisition, including Qarziba and certain InvIOs programs, recorded at $104.9 million and $1.3 million, respectively as of Apeiron Acquisition date. As Qarziba is a commercial phase program, we are able to reasonably estimate future cash flows and, as such, we recognized income from Qarziba financial royalty assets starting from the Apeiron Acquisition effective date. We accounted for InvIOs financial royalty assets using the non-accrual method until we are able to reliably estimate future cash flows.
Tzield Agreement
In November 2023, we acquired Tolerance Therapeutics for $20 million in cash. Tolerance Therapeutics is a holding company, owned by the inventors of Tzield (teplizumab), and is owed a royalty of less than 1% on worldwide net sales of Tzield. Tzield is marketed by Sanofi, starting in 2023. For tax purposes this transaction was treated as a stock deal, so there is no step-up in basis and tax attributes. Therefore, during the year ended December 31, 2024, a deferred tax liability (DTL) of $5.5 million was recognized on the book basis and tax basis difference and recorded to the book value of the Tolerance Therapeutics’ financial royalty asset. Due to the early stages of Tzield's commercialization, management has placed the investment on the non-accrual method until we are able to reliably estimate future cash flows.
Ensifentrine Inventors Agreements
In March and August 2024, we acquired future milestone and royalty rights related to ensifentrine from certain ensifentrine inventors for a total of $3.8 million and $13.6 million, respectively. On June 26, 2024, Verona Pharma plc received FDA approval for ensifentrine for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). During the third quarter of 2024, Verona started commercial sales of ensifentrine (marketed as Ohtuvayre) in the U.S. Due to the early stages of Ohtuvayre's commercialization, management has placed the investment on the non-accrual method until we are able to reliably estimate future cash flows.
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
During 2023, due to Elutia's nonpayment of the minimum payments under the amended royalty agreement over several quarters, we placed the Elutia asset on the non-accrual method. In January 2024, we executed an amendment to our agreement with Elutia which will allow us to reliably estimate future cash flows. As such, the Elutia asset was switched from the non-accrual method to the effective interest method during the first quarter of 2024. We further considered the current and expected future economic and market conditions, current company performance and recent payments received from Elutia. During the years ended December 31, 2024 and 2023, we recorded a reduction of $5.2 million and an increase of $3.2 million, respectively, to Elutia allowance of expected credit loss. The credit loss adjustments were included in general and administrative expense in our consolidated statements of operations.
Soticlestat Agreement
In October 2023, we made an investment of $30 million to acquire a 13% portion of the royalties and milestones owed to Ovid Therapeutics related to the potential approval and commercialization of soticlestat.
In June 2024, Takeda announced topline results of the phase 3 clinical trial of soticlestat, narrowly missing its primary endpoint to reduce convulsive seizure frequency compared to placebo in patients with Dravet syndrome, and missing its primary endpoint to reduce major motor drop seizure frequency compared to a placebo in patients with Lennox-Gastaut syndrome. In January 2025, Takeda announced its decision to discontinue its soticlestat program. As a result, in the year ended December 31, 2024, we recognized a full impairment of the soticlestat financial royalty asset.
7. Balance Sheet Account Details
Short-term Investments
Excluding our investments in Viking, the following table summarizes the various investment categories at December 31, 2024 and 2023 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2024
Short-term investments
U.S. Treasuries	$78,442	$19	$(13)	$78,448
Commercial paper	23,483	5	(6)	23,482
Certificates of Deposit	22,812	12	(4)	22,820
Corporate notes/bonds	15,496	21	(8)	15,509
Corporate equity securities	9,954	—	(6,595)	3,359
	$150,187	$57	$(6,626)	$143,618
December 31, 2023
Short-term investments
Bond fund	$63,763	$—	$(537)	$63,226
Certificates of Deposit	17,165	12	(1)	17,176
Corporate notes/bonds	14,850	40	(2)	14,888
Commercial paper	11,578	9	(1)	11,586
U.S. Treasuries	6,736	18	(3)	6,751
Municipal bonds	1,007	—	(4)	1,003
Corporate equity securities	5,775	—	(5,235)	540
	$120,874	$79	$(5,783)	$115,170
Gain (loss) from short-term investments on our consolidated statements of operations includes both realized and unrealized gain (loss) from our short-term investments in public equity and warrant securities, and realized gain (loss) from available-for-sale debt securities.

The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	December 31, 2024
	Amortized Cost	Fair Value
Within one year	$127,296	$127,331
After one year through five years	12,937	12,928
Total	$140,233	$140,259
The following table summarizes our available-for-sale debt securities in an unrealized loss position (in thousands):

	Less than 12 months		12 months or greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024
Certificates of Deposit	$(4)	$6,195	$—	$—	$(4)	$6,195
Corporate notes/bonds	(1)	866	(7)	3,026	(8)	3,892
Commercial paper	(6)	9,344	—	—	(6)	9,344
U.S. Treasuries	(4)	29,965	(9)	4,764	(13)	34,729
Total	$(15)	$46,370	$(16)	$7,790	$(31)	$54,160

December 31, 2023
Certificates of Deposit	$(1)	$4,175	$—	$—	$(1)	$4,175
Corporate notes/bonds	(1)	1,410	(1)	1,447	(2)	2,857
Commercial paper	(4)	10,222	—	—	(4)	10,222
Municipal bonds	(4)	1,004	—	—	(4)	1,004
U.S. Treasuries	—	998	(3)	1,502	(3)	2,500
Total	$(10)	$17,809	$(4)	$2,949	$(14)	$20,758

Our investment policy is capital preservation and we only invested in U.S.-dollar denominated investments. We held a total of 45 securities which were in an unrealized loss position with a total of $0.03 million unrealized losses as of December 31, 2024. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses are largely due to changes in interest rates and not to unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. In July 2024, we sold certain securities before the recovery of the amortized cost basis to fund the Apeiron Acquisition. Accordingly, we wrote down the amortized cost of $0.05 million during the second quarter of 2024. We do not intend to sell these securities and it is unlikely that we will be required to sell these securities before the recovery of the amortized cost basis as of December 31, 2024. Accordingly, there was no credit loss recognized for the year ended December 31, 2024. There was no credit losses recognized for the year ended December 31, 2023.
Short-term Investments: Investment in Viking
We held 1.0 million shares of Viking common stock as of December 31, 2024, and we account for it as an investment in available-for-sale equity securities, which is measured at fair value, with changes in fair value recognized in net income.
As of December 31, 2024 and December 31, 2023, our investment in Viking was $40.2 million and $32.2 million, respectively, and was included in short-term investments on the consolidated balance sheets. During the year ended December 31, 2024, we sold 0.7 million shares of Viking common stock and recognized a total realized gain of $60.0 million. During the year ended December 31, 2023, we sold 5.0 million shares of Viking common stock and recognized a total realized gain of $44.4 million. There were no sales of Viking common stock during the year ended December 31, 2022.

Property and equipment, net
Property and equipment are stated at cost and consist of the following (in thousands):

	December 31,
	2024	2023
Lab and office equipment	$6,868	$7,068
Leasehold improvements	10,464	10,363
Computer equipment and software	1,850	716
Construction in progress	4,219	4,115
	23,401	22,262
Less accumulated depreciation and amortization	(8,268)	(6,655)
	$15,133	$15,607
Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets which ranges from one to nine years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter. Depreciation expense of $2.3 million, $2.9 million, and $3.8 million was recognized for the years ended December 31, 2024, 2023, and 2022, respectively, and was included in general and administrative and research and development expenses in our consolidated statements of operations.
Goodwill and intangible assets, net
Goodwill and identifiable intangible assets consist of the following (in thousands):

	December 31,
	2024	2023
Indefinite-lived intangible assets
Goodwill	$105,250	$103,370
Definite-lived intangible assets
Completed technology	39,249	42,911
Less: Accumulated amortization	(19,710)	(20,894)
Trade name	2,642	2,642
Less: Accumulated amortization	(1,843)	(1,710)
Customer relationships	29,600	29,600
Less: Accumulated amortization	(20,652)	(19,161)
Contractual relationships	360,000	360,000
Less: Accumulated amortization	(122,638)	(93,782)
Total goodwill and other identifiable intangible assets, net	$371,898	$402,976
A change in a goodwill carrying value for the year ended December 31, 2024, relates to finalization of Novan Acquisition purchase accounting in the first quarter of 2024. Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of up to 20 years. Amortization expense of $33.0 million, $33.7 million, and $34.2 million were recognized for the years ended December 31, 2024, 2023, and 2022, respectively. Estimated amortization expense for the years ending December 31, 2025 through 2029 is $32.7 million per year. For each of the years ended December 31, 2024, 2023, and 2022, there was no impairment of intangible assets with finite lives.
Derivative Assets
Derivative assets consist of the following (in thousands):

	December 31,
	2024	2023
Primrose mRNA	$3,451	$3,531
Agenus Partner Programs	6,326	—
Agenus Warrant (5 years contractual term)	806	—
Total noncurrent derivative assets	$10,583	$3,531

A change in the fair value of Agenus Partner Programs and Primrose mRNA derivative that amounted to $(15.0) million and $(0.1) million, respectively, for the year ended December 31, 2024, was included in fair value adjustments to partner program derivatives in the consolidated statement of operations. A net increase in fair value of Viking Share Collar and Viking Share Put that amounted to $7.1 million for the year ended December 31, 2024, was recognized in gain from short-term investments in the consolidated statements of operations. A change in the fair value of other derivatives that amounted to $(12.1) million for the year ended December 31, 2024, was recognized in other non-operating (expense) income, net in the consolidated statements of operations. We acquired the Primrose mRNA derivative on September 18, 2023 with the sale of Pelican business and investment in Primrose Bio transaction. A change in the fair value of the Primrose mRNA derivative that amounted to $0.3 million during the year ended December 31, 2023 was included in the consolidated statements of operations. We did not have any other derivative instruments during the years ended December 31, 2023 and 2022.
Other Investments
Other investments consist of the following (in thousands):

	December 31,
	2024	2023
Equity securities in Primrose Bio	$6,712	$32,726
InvIOs investment	4,196	—
Neuritek warrants	—	3,000
Palvella Series C preferred stock	—	1,000
Total other investments	$10,908	$36,726
During the third quarter of 2024, we recognized a full impairment for our investment in Neuritek warrants.
On December 13, 2024, Palvella Therapeutics, Inc. (“Palvella”) announced the completion of its previously announced merger with Pieris Pharmaceuticals, Inc. (“Pieris”). The combined company will operate under the name Palvella Therapeutics, Inc., and its shares are expected to begin trading on the Nasdaq Capital Market on December 16, 2024, under the ticker symbol “PVLA”. In conjunction with the transaction, the Series C Preferred Shares we held were converted to common shares using an exchange ratio of approximately 0.3095, converting the 189,112 Series C preferred shares into 58,524 common shares. We account for the Palvella common shares as a short-term investment included in our consolidated balance sheet.
Other Assets and Other Current Assets
Other assets include economic rights related to the 2023 expansion of our strategic partnership with Palvella to accelerate Phase 3 development of Qtorin rapamycin for the treatment of Microcystic Lymphatic Malformations (“Microcystic LM”). According to the terms of the second amendment to our development funding and royalties agreement with Palvella (the “Palvella Second Amendment”), Palvella received an upfront payment of $5 million from Ligand. In return for the upfront payment, among other contractual changes, the tiered royalty payable by Palvella to Ligand was increased to between 8.0% and 9.8% based on annual aggregate worldwide net sales of Qtorin rapamycin. We are not obligated to provide additional funding to Palvella for development or commercialization of Qtorin.
We determined the economic rights related to Palvella should be characterized as a funded research and development arrangement, because the contract designated the funds usage for research and development activities, and thus we account for them in accordance with ASC 730-20, Research and Development Arrangement. We reduce our asset as the funds are expended by Palvella. As of December 31, 2024, of the $5 million upfront funding related to the Palvella Second Amendment, $1.2 million of the funding to Palvella was expended. Our CEO and director, Todd Davis, is a director of Palvella. Mr. Davis recused himself from both board's consideration of the agreement between us and Palvella, including any financial analysis, the terms of the Palvella Second Amendment and the vote to approve the Palvella Second Amendment and the related transactions.
In June 2024, we funded Palvella $2.5 million in exchange for a convertible note with a maturity of three years, which is included in other assets in the consolidated balance sheets. In conjunction with Pavella's merger with Pieris as discussed above, the convertible note automatically converted into Pavella common shares. The $2.6 million principal and interest converted into 184,595 shares, using a conversion price of $13.9965 per share. We account for the Palvella common shares as a short-term investment in our consolidated balance sheet.
Other current assets primarily include $10.0 million current portion of financial royalty assets (disclosed in “Note (6), Financial Royalty Assets, net (formerly known as Commercial License Rights)”), and $4.5 million inventory (raw materials and work in process related to the manufacturing of finished goods) for the preparation of commercial supplies of ZELSUVMI by Pelthos Therapeutics, a wholly owned subsidiary of Ligand. For additional information on ZELSUVMI, see “Note (3), Acquisitions”. Below is a summary of the ZELSUVMI related inventory included in other current assets (in thousands):

	December 31,
	2024	2023
Work in process	$3,923	$195
Raw materials	603	420
Total Pelthos inventory in other current assets	$4,526	$615
Accrued liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Royalties owed to third parties	$6,500	$900
Compensation	5,522	4,682
UK value-added tax	5,159	—
Professional fees	4,858	2,394
Subcontractor	1,756	1,756
Customer deposit	621	621
Supplier	—	303
Amounts owed to former licensees	—	45
Other	3,490	1,766
Total accrued liabilities	$27,906	$12,467
Contingent liabilities
The following table summarizes roll-forward of contingent liabilities as of December 31, 2024 and 2023 (in thousands):

	December 31, 2022	Payments	Fair Value Adjustment	December 31, 2023	Payments	Fair Value Adjustment	December 31, 2024
Cydex	$84	$(50)	$286	$320	$(200)	$263	$383
Metabasis	3,429	—	(551)	2,878	—	420	3,298
Total	$3,513	$(50)	$(265)	$3,198	$(200)	$683	$3,681

Other long-term liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31,
	2024	2023
Novan (Pelthos) contract liability	$15,938	$13,700
Unrecognized tax benefits	14,160	14,039
Other long-term liabilities	65	19
Total other long-term liabilities	$30,163	$27,758
8. Fair Value Measurement
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

The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and 2023 (in thousands):

Fair Value Measurements at Reporting Date Using
December 31, 2024		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments, excluding Viking(1)	$143,618	$81,807	$61,811	$—
Investment in Viking common stock	40,240	40,240	—	—
Derivative assets(2)	10,583	—	—	10,583
Total assets	$194,441	$122,047	$61,811	$10,583
Liabilities:
Contingent liabilities - CyDex	$383	$—	$—	$383
Contingent liabilities - Metabasis(3)	3,298	—	3,298	—
Total liabilities	$3,681	$—	$3,298	$383

Fair Value Measurements at Reporting Date Using
December 31, 2023		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments, excluding Viking (1)	$115,170	$7,291	$107,879	$—
Investment in Viking common stock	32,185	32,185	—	—
Derivative assets(2)	3,531	—	—	3,531
Total assets	$150,886	$39,476	$107,879	$3,531
Liabilities:
Contingent liabilities - CyDex	$320	$—	$—	$320
Contingent liabilities - Metabasis(3)	2,878	—	2,878	—
Total liabilities	$3,198	$—	$2,878	$320

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
(2) Derivative assets include instruments used for risk-management purposes, and other instruments. Derivative assets which are not used for risk management purposes include: (a) acquired rights in future milestone and royalty payments from Agenus Partnered Programs, (b) Agenus Warrant, (c) Upsize Option, (d) Viking Share Collar (e) and rights to receive from Primrose Bio 50% of milestones on two contracts previously entered into by Primordial Genetics. The considerations were recognized as derivative assets included under current derivative assets and noncurrent derivative assets in our consolidated balance sheet. They are recognized as derivative assets under ASC 815, Derivatives and Hedging. The fair value of the Agenus Partnered Programs and the Primrose Bio derivative assets was determined using a discounted cash flow approach, utilizing the mostly-likely cash flows which considered the probability of success for the underlying clinical programs. The discount rate used contemplates the underlying credit and business risk of the partnered programs. At December 31, 2024, the discount rates used range between 15% and 28%. At December 31, 2023, the discount rate used was 25%. The fair value of the Agenus Warrant was determined using a Black-Scholes-Merton model. The fair value of the Upsize Option was determined using a binomial option pricing model.
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
A reconciliation of the level 3 financial instruments as of December 31, 2024 is as follows (in thousands):

Assets
Fair value of level 3 financial instruments as of December 31, 2023	$3,531
Additions to derivative assets	35,888
Fair value adjustments to derivative assets	(20,010)
Exercise of derivative assets	(8,826)
Fair value of level 3 financial instruments as of December 31, 2024	$10,583

Liabilities
Fair value of level 3 financial instruments as of December 31, 2023	$320
Payments to CVR holders and other contingent payments	(200)
Fair value adjustments to contingent liabilities	263
Fair value of level 3 financial instruments as of December 31, 2024	$383

A reconciliation of the level 3 financial instruments as of December 31, 2023 is as follows (in thousands):

Assets
Fair value of level 3 financial instruments as of December 31, 2022	$135
Fair value adjustments to equity security warrants	(135)
Additions to derivative assets	3,281
Fair value adjustments to derivative assets	250
Fair value of level 3 financial instruments as of December 31, 2023	$3,531

Liabilities
Fair value of level 3 financial instruments as of December 31, 2022	$84
Payments to CVR holders and other contingency payments	(50)
Fair value adjustments to contingent liabilities	286
Fair value of level 3 financial instruments as of December 31, 2023	$320

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
We evaluate intangible assets with estimated useful lives whenever circumstances occur indicating that intangible assets may not be recoverable. An impairment evaluation is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the long-lived assets are largely independent of other groups of assets and liabilities.
There was no impairment of our goodwill, intangible assets, or long-lived assets recorded during the years ended December 31, 2024 and 2023. Other than the finance lease equipment discussed in “Note (9), Leases”, there was no impairment of our goodwill, intangible assets, or long-lived assets recorded during the year ended and December 31, 2022.
Fair Value of Financial Instruments
Our cash and cash equivalents, accounts receivable, other current assets, financial royalty assets, accounts payable, accrued liabilities, deferred revenue, current operating lease liabilities, current finance lease liabilities and Novan (Pelthos) other long-term liabilities are financial instruments and are recorded at cost in the consolidated balance sheets. The estimated fair value of the Novan (Pelthos) other long-term liabilities is $19.1 million compared to a carrying value of $15.9 million. The estimated fair value of the remaining financial instruments approximates their carrying value.
Financial Assets Not Measured at Fair Value
Financial royalty assets are measured and carried on the balance sheet at amortized cost using the effective interest method or on a non-accrual basis. Management calculates the fair value of financial royalty assets using a forecasted royalty receipts. The projected future cash flows derive from royalty payments and milestones, then discounted using appropriate individual discount rates. The fair value of financial royalty assets and other economic rights assets is classified as Level 3 within the fair value hierarchy since it is determined based upon inputs that are both significant and unobservable. The estimated fair value and related carrying values of financial royalty assets as of December 31, 2024 were $196.6 million and $195.0 million, respectively. The estimated fair value and related carrying value of the financial royalty assets as of December 31, 2023 were $75.9 million and $62.3 million, respectively. To determine the fair value of long-term financial royalty assets, we estimated future underlying product sales, applied a probability of technical and regulatory success for development stage programs, estimated a timeline for any development and regulatory milestones, and applied a discount rate based on the level of partner execution and commercialization risk, in the range of 15-30% and 10-45% as of December 31, 2024, and 2023, respectively. Weighted average discount rate (weighted by relative fair value) was 19% and 18% as of December 31, 2024, and 2023, respectively.
9. Leases
Finance lease
In May 2020 and January 2021, we entered into an agreement and the first amendment with Hovione, our third-party manufacturer, to increase our manufacturing of Captisol, respectively. The agreements are considered to include an embedded finance lease under ASC 842, Leases, as it provides the Company the right to use the underlying equipment to exclusively manufacture Captisol. As of December 31, 2021, we had fully paid consideration of $69.1 million for prepaid inventory and capacity ramp-up fee. We allocated consideration in the agreements between lease and non-lease components using relative standalone prices. Since the inception of the agreements, we have allocated $50.2 million of the consideration paid to the non-lease component which is accounted for as prepaid inventory and being amortized to cost of Captisol based on the usage. The remaining balance of $18.9 million was recognized as a right of use asset.
As of December 31, 2022, given the COVID status, our forecast for COVID-related Captisol had been significantly reduced, which triggered an indicator of impairment of the right of use asset. We performed a recoverability test at the asset group level by comparing the sum of the estimated undiscounted future cash flows attributable to the asset group to its carrying value and identified the asset was impaired. We recorded a $9.8 million of impairment charge based on the fair value of the right of use asset which has been recognized in cost of Captisol in our consolidated statement of operations for the year ended December 31, 2022. As of December 31, 2022, the remaining right of use asset balance was $4.0 million which will be amortized straight-line over the remaining 6 years lease term. During the years ended December 31, 2024 and 2023, no impairment to this asset group was recorded as there were no indicators of impairment. As of December 31, 2024 and 2023, the remaining right of use asset balance is $2.7 million and $3.4 million, respectively.
Operating lease
We lease certain office facilities and equipment primarily under various operating leases. Our operating leases have remaining contractual terms up to eight years, some of which include options to extend the leases for up to five years. Our lease agreements do not contain any material residual value guarantees, material restrictive covenants, or material termination options. Our operating lease costs are primarily related to facility leases for administration offices and research and development facilities.
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
In addition to base rent, certain of our operating leases require variable payments, such as insurance and common area maintenance. These variable lease costs, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term.

The depreciable life of lease assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
During the year ended December 31, 2024, we entered into lease agreements for our offices located in Boston, Massachusetts, and Jupiter, Florida, which resulted in a $1.6 million and $0.1 million, respectively, increase in both operating lease assets and operating lease liabilities at lease commencement. During the year ended December 31, 2023, we entered into an amendment to the lease agreement for our office located in San Diego, California, which resulted in a $1.1 million increase in both operating lease assets and operating lease liabilities at lease commencement.
Operating and finance lease assets and liabilities (in thousands) are as follows:

	December 31, 2024	December 31, 2023
Assets
Operating lease assets	$6,907	$6,062
Finance lease assets	2,766	3,393
Total lease assets	$9,673	$9,455

Liabilities
Current operating lease liabilities	$1,266	$403
Current finance lease liabilities	24	7
	1,290	410
Long-term operating lease liabilities	5,815	5,755
Long-term finance lease liabilities	49	19
Total lease liabilities	$7,154	$6,184

Maturity of operating and finance lease liabilities as of December 31, 2024 are as follows (in thousands):

Maturity Dates	Operating Leases	Finance Leases
2025	$1,537	$27
2026	1,637	27
2027	1,634	18
2028	1,560	9
2029	1,109	3
Thereafter	2,005	—
Total lease payments	9,482	84
Less tenant improvement allowance	(418)	—
Less imputed interest	(1,983)	(11)
Present value of lease liabilities	$7,081	$73

As of December 31, 2024, our operating leases had a weighted-average remaining lease term of 5.8 years and a weighted-average discount rate of 7.5%. As of December 31, 2023, our operating leases had a weighted-average remaining lease term of 7.4 years and a weighted-average discount rate of 7.7%. Cash paid for amounts included in the measurement of operating lease liabilities was $1.3 million and $1.4 million, respectively, for the years ended December 31, 2024 and 2023. Operating lease expense was $1.3 million (net of sublease income of $0.1 million) and $1.4 million (net of sublease income of $0.3 million) for the years ended December 31, 2024 and 2023, respectively.
As of December 31, 2024, our finance leases had a weighted-average remaining lease term of 3.3 years and a weighted-average discount rate of 6.6%. As of December 31, 2023, our finance leases had a weighted-average remaining lease term of 3.4 years and a weighted-average discount rate of 6.8%. We excluded the Hovione equipment lease in the calculation of weighted average remaining lease term and weighted average discount rate because the Hovione lease was fully paid off as of December 31, 2021. Cash paid for amounts included in the measurement of these finance lease liabilities was $0.02 million and $0.05 million, respectively, for the years ended December 31, 2024 and 2023. Finance lease expense was $0.5 million and $0.7 million, respectively, for the years ended December 31, 2024 and 2023.

10. Debt
0.75% Convertible Senior Notes due 2023
In May 2018, we issued $750 million aggregate principal amount of 2023 Notes, bearing cash interest at a rate of 0.75% per year, payable semi-annually. The net proceeds from the offering, after deducting the initial purchasers' discount and offering expenses, were approximately $733.1 million.
In connection with the issuance of the 2023 Notes, we incurred $16.9 million of issuance costs, which primarily consisted of underwriting, legal and other professional fees and was being amortized to interest expense using the effective interest method over the five years expected life of the 2023 Notes. On May 15, 2023, the 2023 Notes maturity date, we paid the remaining $76.9 million principal amount and $0.3 million accrued interest in cash. The effective interest rate for the year ended December 31, 2023 was 0.5%. During the year ended December 31, 2023, we recognized a total of $0.6 million in interest expense, including $0.4 million in contractual interest expense and $0.2 million in amortized issuance costs.
During the year ended December 31, 2022, we repurchased $266.4 million in principal amount of the 2023 Notes for $261.4 million in cash, including accrued interest of $0.5 million We accounted for the repurchase as a debt extinguishment, which resulted in a gain of $4.2 million reflected in other non-operating (expense) income, net, in our consolidated statement of operations for the year ended December 31, 2022, and a $1.3 million reduction in debt discount.
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
As of December 31, 2023, there are no warrants that remain outstanding. The warrants expired on February 6, 2024.
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
As of December 31, 2024, we had $124.4 million in available borrowing under the Revolving Credit Facility, after utilizing $0.6 million for letter of credit. As of December 31, 2023, we had $74.5 million in available borrowing under the Revolving Credit Facility, after utilizing $0.5 million for letter of credit. The maturity date of the Revolving Credit Facility, as amended, is October 12, 2026. As of December 31, 2024 and 2023, there were no events of default or violation of any covenants under our financing obligations.
11. Stockholders’ Equity
Share-based Compensation Expense
The following table summarizes share-based compensation expense from continuing operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Share-based compensation expense as a component of:
Research and development expenses	$3,544	$6,248	$10,970
General and administrative expenses	37,545	19,495	39,911
	$41,089	$25,743	$50,881
Conversion and Modification of Equity Awards Outstanding at Separation Date
In connection with the OmniAb Separation on November 1, 2022, under the provisions of the existing plans, we adjusted our outstanding equity awards in accordance with the OmniAb Merger Agreement to preserve the intrinsic value of the awards immediately before and after the OmniAb Distribution. Upon the OmniAb Distribution, employees holding stock options, restricted stock units and performance restricted stock units denominated in pre-OmniAb Distribution Ligand stock received a number of otherwise-similar awards either in post-OmniAb Distribution Ligand stock or in a combination of post-OmniAb Distribution Ligand stock and OmniAb stock based on conversion ratios outlined for each group of employees in the OmniAb Merger Agreement. The equity awards that were granted prior to March 2, 2022 were converted under the shareholder method, wherein employees holding outstanding equity awards received equity awards in both Ligand and OmniAb. For equity awards granted after March 2, 2022, for Ligand employees, the number of awards that were outstanding at the OmniAb Separation were proportionately adjusted into post-OmniAb Distribution Ligand stock to maintain the aggregate intrinsic value of the awards at the date of the OmniAb Separation; for OmniAb employees, the number of awards that were outstanding at the OmniAb Separation were proportionately adjusted into post-OmniAb Distribution OmniAb stock to maintain the aggregate intrinsic value of the awards at the date of the OmniAb Separation. The conversion ratio was determined based on the relative values of Ligand common stock in the “regular way” and “ex-distribution” markets during the five-trading day period prior to the closing of the business combination.
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
As of December 31, 2024, there were 1.6 million shares available for future option grants or direct issuance under the Restated Plan and the 2022 Inducement Plan.
Following is a summary of our stock option plan activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Balance at January 1, 2022	2,199,598	$106.00	6.34	$113,302
Granted	863,245	$91.34
Exercised	(34,941)	$38.56
Forfeited	(40,069)	$78.46
Balance at October 31, 2022	2,987,833	$102.92	0	$14,835
Exercisable at October 31, 2022	1,769,629	$102.38	0	$13,722
Options vested and expected to vest as of October 31, 2022, before the OmniAb Separation and Regrant	2,987,833	$102.92	0	$14,835
Cancellation due to OmniAb Separation, Before Regrant	(2,987,833)
Balance at November 1, 2022, Before Regrant	—
Granted (1)	3,584,760	$60.10
Exercised	(50,449)	$30.24
Forfeited	(542,838)	$56.20
Balance at December 31, 2022	2,991,473	$61.31	6.07	$30,477
Exercisable at December 31, 2022	1,559,662	$60.83	4.51	$17,951
Options vested and expected to vest as of December 31, 2022	2,991,473	$61.31	6.07	$30,477
Granted	537,432	$72.69
Exercised	(489,076)	$45.83
Forfeited	(399,371)	$66.61
Balance at December 31, 2023	2,640,458	$65.70	5.63	$8,784
Exercisable at December 31, 2023	1,784,209	$64.90	4.26	$7,300
Options vested and expected to vest as of December 31, 2023	2,640,458	$65.70	5.63	$8,784
Granted	783,064	$86.91
Exercised	(1,080,135)	$60.64
Forfeited	(117,114)	$74.58
Balance at December 31, 2024	2,226,273	$75.14	6.58	$71,538
Exercisable at December 31, 2024	1,229,294	$72.15	5.02	$43,120
Options vested and expected to vest as of December 31, 2024	2,226,273	$75.14	6.58	$71,538
(1) Options granted primarily relate to the modifications in connection with the OmniAb Separation which resulted in new stock option grants at the modification date fair value.
The weighted-average grant-date fair value of all stock options granted during 2024, 2023 and 2022 was $37.81, $36.65, and $28.90 per share, respectively. The total intrinsic value of all options exercised during 2024, 2023 and 2022 was approximately $38.6 million, $12.0 million, and $4.6 million, respectively.
Cash received from options exercised, net of fees paid, in 2024, 2023 and 2022 was $65.2 million, $22.2 million and $2.6 million, respectively.

Following is a further breakdown of the options outstanding as of December 31, 2024:

Range of exercise prices	Options outstanding	Weighted average remaining life in years	Weighted average exercise price	Options exercisable	Weighted average exercise price
$32.78-$52.84	281,644	5.78	$49.42	195,152	$48.02
$54.81-$63.62	228,498	4.10	$58.54	191,316	$58.32
$64.65-$68.74	312,067	5.12	$67.47	245,199	$67.67
$69.39-$73.76	233,288	7.66	$70.78	125,319	$71.02
$73.92-$75.09	288,134	7.73	$74.76	105,797	$74.88
$78.56-$88.27	155,478	8.57	$82.22	32,249	$81.71
$89.20-$89.20	444,229	8.35	$89.20	103,190	$89.20
$89.86-$103.42	244,385	4.64	$98.53	218,106	$98.24
$104.30-$114.15	28,290	6.73	$110.98	12,966	$114.15
$122.70-$122.70	10,260	9.92	$122.70	—	$—
	2,226,273	6.58	$75.14	1,229,294	$72.15

The assumptions used for the specified reporting periods and the resulting estimates of weighted-average grant date fair value per share of options granted:

Year Ended December 31,
	2024	2023	2022
Risk-free interest rate	3.5%-4.5%	3.7%-4.6%	1.4%-4.3%
Expected volatility	44%-46%	45%-54%	49%-55%
Expected term	4.1 to 4.8 years	4.7 to 5.3 years	2.0 to 6.5 years

As of December 31, 2024, there was $34.0 million of total unrecognized compensation cost related to non-vested stock options under the 2002 Plan. That cost is expected to be recognized over a weighted average period of 2.5 years.
As of December 31, 2024, there was $0.1 million of total unrecognized compensation cost related to non-vested OmniAb stock options received in connection with the OmniAb Transactions described above. That cost is expected to be recognized over a weighted average period of 0.5 years.
Restricted Stock Activity
The following is a summary of our restricted stock activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	348,453	$75.60
Granted	203,752	$83.39
Vested	(181,246)	$74.62
Forfeited	(20,054)	$65.35
Outstanding at December 31, 2023	350,905	$81.22
Granted	318,588	$85.23
Vested	(167,308)	$84.28
Forfeited	(64,313)	$77.28
Outstanding at December 31, 2024	437,872	$83.55
As of December 31, 2024, unrecognized compensation cost related to non-vested stock awards under the 2002 Plan amounted to $19.6 million. That cost is expected to be recognized over a weighted average period of 1.4 years.

Employee Stock Purchase Plan
As of December 31, 2024, 24,493 shares of our common stock are available for future issuance under the Amended Employee Stock Purchase Plan, or ESPP. The ESPP permits eligible employees to purchase up to 1,250 shares of Ligand common stock per calendar year at a discount through payroll deductions. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first of a six month offering period or purchase date, whichever is lower. There were 6,308, 5,080 and 8,479 shares issued under the ESPP in 2024, 2023 and 2022, respectively.
Share Repurchases
In April 2023, our Board of Directors has approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50 million of our common stock from time to time through April 2026. We expect to acquire shares, if at all, primarily through open-market transactions in accordance with all applicable requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. During the years ended December 31, 2024, 2023 and 2022, we did not repurchase any common stock, respectively.
At-the Market Equity Offering Program
On September 30, 2022, we filed a registration statement on Form S-3 (the “Shelf Registration Statement”), which became automatically effective upon filing, covering the offering of common stock, preferred stock, debt securities, warrants and units.
On September 30, 2022, we also entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million in “at the market” offerings through the Agent (the “ATM Offering”). The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $100 million of our common stock from time to time through the ATM Offering. The shares to be sold under the Sales Agreement may be issued and sold pursuant to the Shelf Registration Statement. During the year ended December 31, 2024, we issued 360,325 shares of common stock in the ATM Offering, generating proceeds of $37.4 million, net of commissions and other transaction costs. During the year ended December 31, 2023 and 2022, we did not issue any shares of common stock in the ATM Offering.
12. Commitment and Contingencies: Legal Proceedings
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
On August 22, 2024, CyDex Pharmaceuticals, Inc. filed a Verified Complaint in the Delaware Court of Chancery against Bexson Biomedical, Inc. (“Bexson”), asserting claims for declaratory relief and breach of contract arising out of a Captisol In Vivo Agreement (the “In Vivo Agreement”) between the parties, pursuant to which CyDex provided Bexson with research-grade Captisol and related confidential and proprietary information for a potential new formulation of ketamine being developed by Bexson. CyDex alleges that Bexson breached its obligations under the In Vivo Agreement, including by misusing confidential information and materials provided by CyDex and by using CyDex’s confidential information and materials to file patent applications that purport to cover formulations that are “not ketamine.” CyDex also asserts that Bexson failed to return and destroy Cydex’s confidential information and materials as required by the Agreement. CyDex seeks relief including specific performance of certain co-ownership provisions of the Agreement and disgorgement from Bexson for any benefits obtained in violation of the In Vivo Agreement. On September 27, 2024, Bexson filed a Motion to Dismiss the Verified Complaint. A Verified Amended Complaint was filed by CyDex on November 6, 2024, and a Motion to Dismiss the Verified Amended Complaint was filed by Bexson on January 17, 2025.
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
13. Income Taxes
For the years ended December 31, 2024, 2023, and 2022, the Company has the following income before income tax from continuing operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Domestic	$(25,855)	$62,140	$33,339
Foreign	28,373	1,520	2,672
Income before income tax from continuing operations	2,518	63,660	36,011
The components of the income tax expense (benefit) for continuing operations are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current expense (benefit):
Federal	$18,277	$(1,186)	$10,097
State	718	218	193
Foreign	3,355	780	452
	22,350	(188)	10,742
Deferred expense (benefit):
Federal	(17,767)	9,374	(3,656)
State	77	655	34,144
Foreign	1,890	—	—
	(15,800)	10,029	30,488
Total income tax expense (benefit)	$6,550	$9,841	$41,230

A reconciliation of income tax expense (benefit) from continuing operations to the amount computed by applying the statutory federal income tax rate to the net income (loss) from continuing operations is summarized as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Tax at federal statutory rate	$529	$13,448	$7,562
Subpart F income	5,649	479	853
Officer compensation	3,921	844	5,869
Foreign tax differential on income/loss of foreign subsidiaries	1,115	(38)	103
Share-based compensation	602	1,241	1,279
Provision to return adjustments	293	2,200	2,232
Rate change for changes in federal, foreign or state law	111	342	(535)
Contingent liabilities	88	(116)	15
Change in uncertain tax positions	94	(7,206)	(158)
Debt repurchases	—	—	626
State, net of federal benefit	(85)	397	264
Research and development credits	(324)	(405)	256
FDII	(832)	(1,037)	(2,395)
Change in valuation allowance	(1,638)	(1,184)	24,799
Foreign tax credits	(3,232)	—	—
Other	259	876	460
	$6,550	$9,841	$41,230
Significant components of our deferred tax assets and liabilities as of December 31, 2024 and 2023 are shown below. We assess the positive and negative evidence to determine if sufficient future taxable income will be generated to realize the existing deferred tax assets. Our evaluation of evidence resulted in management concluding that the majority of our deferred tax assets will be realized. However, we maintain a valuation allowance to offset certain net deferred tax assets as management believes realization of such assets are uncertain as of December 31, 2024, 2023 and 2022.
We offset all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and present them on our consolidated balance sheet as a non-current deferred income tax asset or liability (as applicable). Deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$40,385	$45,702
Research credit carryforwards	24,404	26,611
Capitalized R&D	7,090	4,550
Stock compensation	10,726	11,886
Other	13,733	15,012
	96,338	103,761
Valuation allowance for deferred tax assets	(55,649)	(57,699)
Net deferred tax assets	40,689	46,062

Deferred tax liabilities:
Identified intangibles	(69,150)	(66,966)
Other	(3,991)	(10,504)
Net deferred tax liabilities	(73,141)	(77,470)

Deferred income taxes, net	$(32,452)	$(31,408)

As of December 31, 2024, we had federal net operating loss carryforwards set to expire through 2037 of $21.4 million and $162.8 million of state net operating loss carryforwards that begin to expire in 2028. We also have $6.2 million of federal research and development credit carryforwards, which expire through 2040. We have $29.5 million of California research and development credit carryforwards that have no expiration date. In addition, we have approximately $98.4 million of non-U.S. net operating loss carryovers and approximately $14.4 million of non-U.S. capital loss carryovers that have no expiration date.
As of December 31, 2023, we had federal net operating loss carryforwards set to expire through 2037 of $48.0 million and $165.1 million of state net operating loss carryforwards that begin to expire in 2028. We also had $8.5 million of federal research and development credit carryforwards, which expire through 2040. We had $29.4 million of California research and development credit carryforwards that have no expiration date. In addition, we had approximately $95.5 million of non-U.S. net operating loss carryovers and approximately $16.5 million of non-U.S. capital loss carryovers that have no expiration date.
Pursuant to Section 382 and 383 of the Internal Revenue Code of 1986, as amended, utilization of our net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of December 31, 2024 are net of any previous limitations due to Section 382 and 383.
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
A reconciliation of the amount of unrecognized tax benefits at December 31, 2024, 2023 and 2022 is as follows (in thousands):

	December 31,
	2024	2023	2022
Balance at beginning of year	$22,363	$29,096	$29,550
Additions based on tax positions related to the current year	27	47	58
Additions for tax positions of prior years	477	3	—
Reductions for tax positions of prior years	(396)	(6,783)	(512)
Balance at end of year	$22,471	$22,363	$29,096
Included in the balance of unrecognized tax benefits at December 31, 2024 is $20.7 million of tax benefits that, if recognized would impact the effective rate. There are no positions for which it is reasonably possible that the uncertain tax benefit will significantly increase or decrease within twelve months.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2024 and December 31, 2023, we recognized an immaterial amount of interest and penalties. We file income tax returns in the United States, various state jurisdictions, Austria, and United Kingdom with varying statutes of limitations. The federal statute of limitation remains open for the 2021 tax year to the present. he United Kingdom statute of limitation remains open for the 2020 tax year to the present. The Austrian statute of limitation remains open for the 2020 tax year to the present. Net operating loss and research credit carryforwards arising prior to these years are also open to examination if and when utilized. The Company's 2019 and 2020 California tax returns are under examination by the California Franchise Tax Board. The Company does not anticipate that the examination will result in a material adjustment to its financial statements. No other income tax returns are currently under examination. We believe our reserve for unrecognized tax benefits and contingent tax issues is adequate with respect to all open years.
14. Subsequent Event
On February 24, 2025, we entered into a Purchase and Sale Agreement (the “Agreement”) with Castle Creek Biosciences, Inc., Castle Creek Biosciences, LLC (collectively, “Castle Creek”) and a syndicate of co-investors for which Ligand acted as representative (collectively, including Ligand, the “Purchasers”), to support Castle Creek’s autologous human fibroblast cell-based gene therapy genetically modified to express COL7, also known as FCX-007 (dabocemagene autoficel) (“D-Fi”) Phase 3 clinical study, its lead candidate for patients with dystrophic epidermolysis bullosa (“DEB”).
Pursuant to the Agreement, we and the other Purchasers obtained, for an aggregate purchase price of $75 million, $50 million of which was paid by Ligand and $25 million of which was paid by the other Purchasers collectively, (i) a high single digit royalty on worldwide sales of D-Fi and (ii) warrants to purchase shares of Castle Creek Biosciences, Inc. Series D-1 Preferred Stock.

In connection with the transaction we also acquired an unsecured subordinated promissory note issued by Castle Creek Biosciences, LLC with an aggregate principal amount of $8.3 million, which is due and payable upon Castle Creek’s receipt of U.S. Food and Drug Administration approval of D-Fi for treatment of DEB and certain other conditions to payment. We paid $1.8 million for the unsecured subordinated promissory note.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We are responsible for maintaining disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, and have concluded we have remediated our previously reported material weakness described below and our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as set forth in the 2013 Internal Control-Integrated Framework. Based on our evaluation under the 2013 framework in Internal Control - Integrated Framework, management concluded that we have remediated our previously reported material weakness in our disclosure controls and procedures and our internal controls over financial reporting were effective as of December 31, 2024.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
The following material weakness was identified by the Company in its fiscal year ended December 31, 2023: management concluded that the Company did not implement and maintain effective controls related to the valuation of the acquired intangible and contract liability, specifically controls over the review of cash flow forecasts used in the valuation of the acquired intangible asset and the discount rate used in the valuation of the contract liability. The deficiencies in our internal control over financial reporting due to the material weakness described above did not result in any misstatement in our consolidated financial statements or other disclosures. These deficiencies created, however, a reasonable possibility that a material misstatement in our consolidated financial statements would not be prevented or detected on a timely basis.

Remediation of Certain Previously Identified Material Weaknesses in Internal Control over Financial Reporting
In an effort to address the identified material weakness and enhance our internal controls related to our business combination purchase price allocation process, we continue to maintain our financial reporting process we followed to prepare consolidated financial statements in accordance with GAAP for audit committee meetings on a quarterly and annual basis. We have hired additional accounting personnel and third party consultants with appropriate knowledge, experience, and/or training commensurate with our technical accounting and financial reporting requirements to enhance the process going forward. Our ongoing remediation efforts are focused on continued employee training related to internal control over financial reporting. As a result of these remediation activities, management has determined that management's controls were designed appropriately and at a sufficient level of precision, and have been operating effectively for a sufficient period of time, such that the material weakness previously identified as of December 31, 2023 has been remediated as of December 31, 2024.
Changes in Internal Control over Financial Reporting
Except as discussed above, there were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our implementation of our remediating plans for the material weakness, described above, resulted in changes in our internal control over financial reporting.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2024.

Report of Independent Registered Public Accounting Firm
The Stockholders and Board of Directors of Ligand Pharmaceuticals Incorporated
Opinion on Internal Control Over Financial Reporting
We have audited Ligand Pharmaceuticals Incorporated’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ligand Pharmaceuticals Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 28, 2025 expressed an unqualified opinion thereon.
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
February 28, 2025

Item 9B.	Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K). During the three months ended December 31, 2024, none of our officers or directors adopted, modified or terminated any such trading arrangements.

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
The other information under Item 10 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2024.

Item 11.	Executive Compensation
Item 11 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12, including the information required by Item 201(d) of Regulation S-K, is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2024.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 13 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2024.

Item 14.	Principal Accountant Fees and Services
Item 14 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2024.

PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a) The following documents are included as part of this Annual Report on Form 10-K.
(1) Financial statements

(2) Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.
(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1*	Agreement and Plan of Merger, dated as of March, 23, 2022, by and among Avista Public Acquisition Corp. II, Ligand Pharmaceuticals Incorporated, OmniAb, Inc. and Orwell Merger Sub Inc.	8-K	001-33093	March 24, 2022	2.1
2.2*	Separation and Distribution Agreement, dated as of March 23, 2022, by and among Avista Public Acquisition Corp. II, Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	8-K	001-33093	March 24, 2022	2.2
2.3*	Agreement on the Acquisition of Stocks in Apeiron Biologics AG entered on July 8, 2024, between Ligand Pharmaceuticals Incorporated and the sellers.	10-Q	001-33093	August 7, 2024	2.1
3.1	Amended and Restated Certificate of Incorporation of the Company.	S-4	333-58823	July 9, 1998	3.1
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2000	10-K	0-20720	March 29, 2001	3.5
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 30, 2004	10-Q	0-20720	August 5, 2004	3.6
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated November 17, 2010	8-K	001-33093	November 19, 2010	3.1
3.5	Certificate of Amendment of the Amended and Restated Certification of Incorporation of the Company, dated June 19, 2018	S-8	333-233130	August 8, 2019	3.6
3.6	Fifth Amended and Restated Bylaws of the Company	8-K	001-33093	April 19, 2024	3.1
4.1	Specimen stock certificate for shares of the common stock of the Company	10-K	001-33093	March 1, 2018	4.1
4.2	Description of Registered Securities	10-K	001-33093	February 24, 2021	4.3
10.1#	2002 Stock Incentive Plan (as amended and restated effective June 10, 2022)	DEF 14A	001-33093	April 22, 2022	Appendix A
10.2#	2002 Employee Stock Purchase Plan (as amended and restated effective June 6, 2019)	DEF	001-33093	April 24, 2019	Appendix B

10.3#	Form of Stock Option Grant Notice and Stock Option Agreement under the Company’s 2002 Stock Incentive Plan	10-K	001-33093	February 24, 2014	10.5
10.4#	Form of Stock Issuance Agreement for non-employee directors under the Company’s 2002 Stock Incentive Plan	S-1	333-131029	January 13, 2006	10.289
10.5#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Company’s 2002 Stock Incentive Plan	10-K	001-33093	March 1, 2018	10.6
10.6#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Company’s 2002 Stock Incentive Plan - Performance-Based RSU Form	10-K	001-33093	March 1, 2018	10.7
10.7#	Form of Executive Officer Change in Control Severance Agreement	8-K	001-33093	August 22, 2007	10.1
10.8#	Form of Change in Control Severance Agreement	10-Q	001-33093	May 8, 2023	10.3
10.9#	Amended and Restated Severance Plan, effective November 1, 2022	10-K	001-33093	February 28, 2023	10.8
10.10#	Director Compensation and Stock Ownership Policy, as amended and restated, effective August 4, 2023	10-Q	001-33093	August 9, 2023	10.1
10.11#*	2022 Employment Inducement Plan	10-Q	001-33093	August 9, 2022	10.2
10.12#	Amendment to 2022 Employee Inducement Plan	10-K	001-33093	February 29, 2024	10.12
10.13#*	Form of Stock Option Agreement under the Company’s 2022 Employment Inducement Plan	10-Q	001-33093	August 9, 2022	10.3
10.14#*	Form of Restricted Stock Unit Award Agreement under the Company’s 2022 Employment Inducement Plan	10-Q	001-33093	August 9, 2022	10.4
10.15#*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Company’s 2022 Employment Inducement Plan	10-Q	001-33093	August 9, 2022	10.5
10.16#*	Separation Agreement, effective December 12, 2022, by and between Ligand Pharmaceuticals Incorporated and John Higgins	10-K	001-33093	February 28, 2023	10.14
10.17#**	Severance Agreement, effective December 5, 2022, by and between Ligand Pharmaceuticals Incorporated and Todd C. Davis	10-K	001-33093	February 28, 2023	10.15
10.18#	Severance Agreement and General Release dated as of August 2, 2024, between Ligand Pharmaceuticals Incorporated and Mr. Korenberg.	10-Q	001-33093	November 8, 2024	10.2
10.19	Tax Matters Agreement, dated as of November 1, 2022, by and among OmniAb, Inc.(f/k/a Avista Public Acquisition Corp. II) Ligand Pharmaceuticals Incorporated and OmniAb Operations, Inc. (f/k/a OmniAb, Inc.)	8-K	001-33093	November 4, 2022	10.1
10.20*	Amended and Restated Employee Matters Agreement, dated as of August 18, 2022, by and among Ligand Pharmaceuticals Incorporated, OmniAb Operations, Inc. (f/k/a OmniAb, Inc.), OmniAb, Inc. (f/k/a Avista Public Acquisition Corp. II) and Orwell Merger Sub Inc.	10-Q	001-33093	November 8, 2022	10.1
10.21	TR Beta Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 28, 2010	10.2

10.22	General Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 28, 2010	10.4
10.23	Amendment of General Contingent Value Rights Agreement, dated January 26, 2011, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 31, 2011	10.1
10.24	Amendment of General Contingent Value Rights Agreement dated May 20, 2014 among the Company, Metabasis Therapeutics, Inc., David F. Hale and Computershare Inc.	8-K	001-33093	May 22, 2014	10.1
10.25	Amendment of TR Beta Contingent Value Rights Agreement dated May 20, 2014 among the Company, Metabasis Therapeutics, Inc., David F. Hale and Computershare, Inc.	8-K	001-33093	May 22, 2014	10.2
10.26†	Captisol® Supply Agreement, dated December 20, 2002, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited and Hovione International Limited	10-K	001-33093	March 3, 2011	10.1
10.27†	1st Amendment to Captisol® Supply Agreement, dated July 29, 2005, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited and Hovione International Limited	10-K	001-33093	March 3, 2011	10.101
10.28	2nd Amendment to Captisol® Supply Agreement, dated March 1, 2007, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited	10-K	001-33093	March 3, 2011	10.102
10.29†	3rd Amendment to Captisol® Supply Agreement, dated January 25, 2008, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited	10-K	001-33093	March 3, 2011	10.103
10.30†	4th Amendment to Captisol® Supply Agreement, dated September 28, 2009, among CyDex Pharmaceuticals, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited and Hovione International Limited	10-K	001-33093	March 3, 2011	10.104
10.31†	License Agreement, dated September 3, 1993, between CyDex L.C. and The University of Kansas	10-K	001-33093	March 3, 2011	10.105
10.32	First Amendment to License Agreement, dated February 24, 1998, between CyDex, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.106
10.33†	Second Amendment to License Agreement, dated August 4, 2004, between CyDex, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.107
10.34†	Acknowledgement Agreement, dated February 22, 2008, between CyDex, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.111
10.35†	Exclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.108
10.36†	Addendum to Nonexclusive License Agreement, dated December 11, 2001, between CyDex, Inc. and Pfizer, Inc.	10-K	001-33093	March 3, 2011	10.11
10.37†	License Agreement, by and between CyDex Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc., dated as of March 8, 2013	10-Q	001-33093	May 8, 2013	10.2
10.38†	Supply Agreement, by and between CyDex Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc., dated as of March 8, 2013	10-Q	001-33093	May 8, 2013	10.3

10.39†	Addendum, dated May 22, 2019, by and among Ligand Pharmaceuticals Incorporated, CyDex Pharmaceuticals, Inc., and Acrotech Biopharma LLC (as successor-in-interest to Spectrum Pharmaceuticals, Inc.), to that certain License Agreement between Ligand Pharmaceuticals Incorporated and Spectrum Pharmaceuticals, Inc., dated March 8, 2013	10-Q	001-33093	August 8, 2019	10.1
10.40†	Royalty Stream and Milestone Payments Purchase Agreement, dated April 29, 2013, between the Company and Selexis S.A.	10-Q	001-33093	August 1, 2013	10.2
10.41†	Master License Agreement dated May 21, 2014 among the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.	10-Q	001-33093	August 5, 2014	10.2
10.42†	First Amendment to Master License Agreement dated September 6, 2014 among the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.	10-Q	001-33093	October 31, 2014	10.9
10.43†	Second Amendment to Master License Agreement, dated April 8, 2015, among the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.	10-Q	001-33093	August 5, 2015	10.1
10.44†	Development Funding and Royalties Agreement, dated December 13, 2018, by and between Ligand Pharmaceuticals Incorporated and Palvella Therapeutics, Inc.	10-K	001-33093	February 28, 2019	10.48
10.45	Amendment No. 1 to Development Funding and Royalties Agreement, dated as of May 22, 2020, by and between the Company and Palvella Therapeutics, Inc.	10-K	001-33093	February 29, 2024	10.44
10.46	Amendment No. 2 to Development Funding and Royalties Agreement, dated as of November 29, 2023, by and between the Company and Palvella Therapeutics, Inc.	10-K	001-33093	February 29, 2024	10.45
10.47**	Sublicense Agreement between the Company, Pharmacopeia, Inc. and Retrophin LLC dated as of February 16, 2012, as amended through Amendment No. 5 to Sublicense Agreement, dated March 20, 2018.	10-K	001-33093	February 28, 2022	10.37
10.48†	Interest Purchase Agreement, dated May 3, 2016, between the Company and CorMatrix Cardiovascular, Inc.	8-K/A	001-33093	May 9, 2016	10.1
10.49	Amended and Restated Interest Purchase Agreement, dated May 31, 2017, between the Company and CorMatrix Cardiovascular, Inc.	10-Q	001-033093	August 9, 2017	10.2
10.50#	Form of Indemnification Agreement between the Company and each of its directors	10-K	001-33093	March 1, 2018	10.60
10.51#	Form of Indemnification Agreement between the Company and each of its officers	10-K	001-33093	March 1, 2018	10.61
10.52†	Addendum, dated May 22, 2019, by and among Ligand Pharmaceuticals Incorporated, CyDex Pharmaceuticals, Inc., and Acrotech Biopharma LLC (as successor-in-interest to Spectrum Pharmaceuticals, Inc.), to that certain License Agreement between Ligand Pharmaceuticals Incorporated and Spectrum Pharmaceuticals, Inc., dated March 8, 2013	10-Q	001-33093	August 8, 2019	10.1
10.53	At-the-Market Equity Offering Sales Agreement, dated September 30, 2022, by and between the Registrant and Stifel, Nicolaus & Company, Incorporated	S-3ASR	333-267678	September 30, 2022	1.2

10.54	Credit Agreement, dated as of October 12, 2023, by and among the Registrant, certain of its subsidiaries, as Guarantors (as defined therein), the Lenders (as defined therein), and Citibank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer	8-K	001-33093	October 18, 2023	10.1
10.55	First Amendment to Credit Agreement, dated as of July 8, 2024, among Ligand Pharmaceuticals Incorporated, certain of its subsidiaries, as Guarantors, the Lenders, and Citibank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer.	10-Q	001-33093	August 7, 2024	10.1
10.56*	Purchase and Sale Agreement, dated May 6, 2024, by and among Ligand Pharmaceuticals Incorporated, Agenus Inc., Agenus Royalty Fund, LLC, and Agenus Holdings 2024, LLC	10-Q	001-33093	August 7, 2024	10.2
19.1	Insider Trading Policy					X
21.1	Subsidiaries of the Company					X
23.1	Consent of Independent Registered Public Accounting Firm					X
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-33093	February 29, 2024	97
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
						X
104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in Inline XBRL and contained in Exhibit 101.					X

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
Date: February 28, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TODD C. DAVIS	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2025
Todd C. Davis

/s/ OCTAVIO ESPINOZA	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2025
Octavio Espinoza

/s/ JOHN W. KOZARICH	Director and Chairman of the Board	February 28, 2025
John W. Kozarich

/s/ JASON M. ARYEH	Director	February 28, 2025
Jason M. Aryeh

/s/ NANCY R. GRAY	Director	February 28, 2025
Nancy R. Gray

/s/ JASON HAAS	Director	February 28, 2025
Jason Haas

/s/ JOHN L. LAMATTINA	Director	February 28, 2025
John L. LaMattina

/s/ STEPHEN L. SABBA	Director	February 28, 2025
Stephen L. Sabba

/s/ MARTINE ZIMMERMANN	Director	February 28, 2025
Martine Zimmermann