Form 10-Q
period 2025-03-31
LIGAND PHARMACEUTICALS INC
filed 2025-05-09
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 6, 2025, the registrant had 19,294,168 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2024 Annual Report	Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
ESPP	Ligand Pharmaceuticals Incorporated Employee Stock Purchase Plan, as amended and restated, effective June 6, 2019
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
GAAP	Generally accepted accounting principles in the United States
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
Metabasis	Metabasis Therapeutics, Inc.
NDA	New Drug Application
Q1 2024	The Company's fiscal quarter ended March 31, 2024
Q1 2025	The Company's fiscal quarter ended March 31, 2025
SBC	Share-based compensation expense
SEC	Securities and Exchange Commission
Takeda	Takeda Pharmaceutical Company Limited
Travere	Travere Therapeutics, Inc.
Viking	Viking Therapeutics, Inc.

Cautionary Note Regarding Forward-Looking Statements:
You should read the following report together with the more detailed information regarding our company, our common stock and our financial statements and notes to those statements appearing elsewhere in this document.
This report contains forward-looking statements, as defined in Section 21E of the Securities Exchange Act of 1934, as amended, that involve a number of risks and uncertainties. Although our forward-looking statements reflect the good faith judgment of our management, these statements can only be based on facts and factors currently known by us. Consequently, these forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from results and outcomes discussed in the forward-looking statements.
All statements contained herein, other than statements of historical fact, could be deemed to be forward-looking statements. In some instances, forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “plan,” “intends,” “estimates,” “would,” “continue,” “seeks,” “pro forma,” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as those related to our future results of operations and financial position, royalties and milestones under license agreements, Captisol material sales, product development, and product regulatory filings and approvals, and the timing thereof, Ligand's status as a high-growth company, the imposition and/or announcement of tariffs imposed on the import of certain goods into the U.S. from various countries, as well as other statements that are not historical in nature. You should be aware that the occurrence of any of the events discussed in Part I under Item 1A under the caption “Risk Factors” of this report could negatively affect our results of operations, financial condition and the trading price of our stock.
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

PART I - FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$47,989	$72,307
Short-term investments	160,912	183,858
Accounts receivable, net	38,492	38,376
Inventory	14,614	14,114
Income taxes receivable	4,339	4,073
Other current assets	13,285	18,831
Assets held for sale (Note 2)	29,685	—
Total current assets	309,316	331,559
Intangible assets, net	258,391	266,648
Goodwill	101,541	105,250
Long-term portion of financial royalty assets, net	188,320	185,024
Noncurrent derivative assets	18,029	10,583
Property and equipment, net	3,623	15,133
Lease right-of-use assets	6,869	9,673
Other investments	10,908	10,908
Deferred income taxes, net	546	72
Other assets	7,892	6,924
Total assets	$905,435	$941,774
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,366	$5,233
Accrued liabilities	23,537	27,906
Income taxes payable	1,803	1,199
Deferred revenue	101	1,278
Current contingent liabilities	1,484	206
Current operating lease liabilities	859	1,266
Current finance lease liabilities	24	24
Liabilities related to assets held for sale (Note 2)	25,509	—
Total current liabilities	58,683	37,112
Long-term deferred revenue	—	2,246
Long-term contingent liabilities	4,026	3,475
Long-term operating lease liabilities	3,565	5,815
Deferred income taxes, net	29,379	32,524
Other long-term liabilities	14,248	30,163
Total liabilities	109,901	111,335
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 19,276 and 19,106 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	20	20
Additional paid-in capital	340,544	337,377
Accumulated other comprehensive loss	(1,563)	(5,942)
Retained earnings	456,533	498,984
Total stockholders' equity	795,534	830,439
Total liabilities and stockholders' equity	$905,435	$941,774
See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2025	2024
Revenues and other income:
Revenue from intangible royalty assets	$21,587	$18,357
Income from financial royalty assets	5,902	738
Royalties	27,489	19,095
Captisol	13,460	9,212
Contract revenue and other income	4,384	2,671
Total revenues and other income	45,333	30,978
Operating costs and expenses:
Cost of Captisol	4,849	2,882
Amortization of intangibles	8,257	8,186
Research and development	50,085	5,971
General and administrative	18,801	10,951
Fair value adjustments to partner program derivatives	(443)	—
Total operating costs and expenses	81,549	27,990
Operating income (loss)	(36,216)	2,988
Non-operating income and expenses:
Gain (loss) from short-term investments	(12,367)	110,772
Interest income	1,771	2,020
Interest expense	(867)	(141)
Other non-operating expense, net	(2,501)	(2,192)
Total non-operating (expenses) income, net	(13,964)	110,459
(Loss) income before income taxes	(50,180)	113,447
Income tax benefit (expense)	7,729	(27,308)
Net (loss) income	$(42,451)	$86,139

Basic net (loss) income per share	$(2.21)	$4.86
Shares used in basic per share calculation	19,191	17,732

Diluted net (loss) income per share	$(2.21)	$4.75
Shares used in diluted per share calculation	19,191	18,122

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2025	2024
Net (loss) income	$(42,451)	$86,139
Unrealized net loss on available-for-sale securities, net of tax	(22)	(93)
Foreign currency translation adjustment, net of tax	4,401	—
Comprehensive (loss) income	$(38,072)	$86,046

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional paid in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2024	19,106	$20	$337,377	$(5,942)	$498,984	$830,439
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	170	—	(4,669)	—	—	(4,669)
Share-based compensation	—	—	7,836	—	—	7,836
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(22)	—	(22)
Foreign currency translation adjustment, net of tax	—	—	—	4,401	—	4,401
Net loss	—	—	—	—	(42,451)	(42,451)
Balance at March 31, 2025	19,276	$20	$340,544	$(1,563)	$456,533	$795,534

	Common Stock		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2023	17,556	$18	$198,696	$(817)	$503,016	$700,913
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	368	—	12,228	—	—	12,228
Share-based compensation	—	—	7,334	—	—	7,334
Unrealized net loss on available-for-sale securities, net of tax	—	—	—	(93)	—	(93)
Net income	—	—	—	—	86,139	86,139
Balance at March 31, 2024	17,924	$18	$218,258	$(910)	$589,155	$806,521

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(in thousands)

	Three months ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(42,451)	$86,139
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Change in estimated fair value of contingent liabilities	1,879	(33)
Depreciation of fixed assets and amortization of intangible assets	8,770	8,765
Amortization/accretion of premium (discount) on investments, net	(839)	(157)
Amortization of debt discount and issuance fees	136	84
Non-cash income from financial royalty assets	(461)	—
CECL adjustment to financial royalty assets	(330)	(2,841)
Loss (gain) on derivative instruments	174	(196)
Losses from equity method investment in Primrose Bio	—	2,352
Share-based compensation	7,836	7,334
Deferred income taxes, net	(8,844)	19,546
Gain from short-term investments	12,367	(110,772)
Lease amortization expense	571	478
Other	915	(210)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(576)	3,462
Inventory	(500)	2,632
Accounts payable and accrued liabilities	(2,149)	(1,382)
Income tax receivable and payable	335	7,533
Deferred revenue	(293)	(540)
Other assets and liabilities	(1,985)	(3,462)
Net cash (used in) provided by operating activities	(25,445)	18,732

Cash flows from investing activities:
Acquisition of financial royalty assets	(1,821)	(2,443)
Proceeds from financial royalty assets	3,149	1,942
Purchases of property and equipment	(214)	(105)
Purchases of short-term investments	(59,374)	(77,634)
Proceeds from sale of short-term investments	38,414	60,919
Proceeds from maturity of short-term investments	32,360	14,544
Cash paid for investment in Primrose Bio	—	(998)
Purchases of derivatives	(7,620)	—
Net cash provided by (used in) investing activities	4,894	(3,775)

Cash flows from financing activities:
Payments under finance lease obligations	(7)	(5)
Net proceeds from stock option exercises and ESPP	4,222	15,304
Taxes paid related to net share settlement of equity awards	(8,891)	(3,076)
Cash paid for debt issuance costs	(71)	(41)
Net cash (used in) provided by financing activities	(4,747)	12,182
Effect of exchange rate changes on cash and cash equivalents	1,058	—
Net (decrease) increase in cash and cash equivalents, including cash and cash equivalents classified within assets held for sale	(24,240)	27,139
Less: net increase in cash and cash equivalents classified within assets held for sale	(78)	—
Net (decrease) increase in cash and cash equivalents	(24,318)	27,139
Cash and cash equivalents at beginning of period	72,307	22,954
Cash and cash equivalents at end of period	$47,989	$50,093

Supplemental disclosure of cash flow information:
Interest paid	$97	$59
Taxes paid	$280	$—

Supplemental schedule of non-cash investing and financing activities:
Addition of right-of-use assets and lease liabilities	$828	$—
Accrued purchases of financial royalty assets	$—	$2,129
Accrued fixed asset purchases	$—	$2
Unrealized gain (loss) on available-for-sale investments, net of tax	$(22)	$(93)

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
Basis of Presentation and Principles of Consolidation
Our unaudited condensed consolidated financial statements include the financial statements of Ligand and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We have included all adjustments, consisting only of normal recurring adjustments, which we considered necessary for a fair presentation of our financial results. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our 2024 Annual Report. Interim financial results are not necessarily indicative of the results that may be expected for the full year.
Segment Information
The Company has one operating and one reportable segment: development and licensing of biopharmaceutical assets. The Company's Chief Operating Decision Maker (“CODM”) is Todd Davis, our Chief Executive Officer. The CODM uses net income (loss) as a single segment profit or loss measure to evaluate our single segment performance, and in deciding whether to reinvest into the existing assets, or to new potential opportunities. Our CODM relies on internal management reporting processes that provide information on segment operating income (loss) for making financial decisions and allocating resources. The CODM does not evaluate, manage or measure performance of segments using asset information.
The information on significant segment expenses that are regularly provided to the CODM, and other segment items included within the reported segment profit or loss measure, is presented in a table below:

	Three months ended
	March 31,
	2025	2024
Total revenues and other income	$45,333	$30,978
Share-based compensation	(7,836)	(7,334)
Other segment items:
Amortization of intangibles	(8,257)	(8,186)
Depreciation of property and equipment	(513)	(579)
Interest income	1,771	2,020
Interest expense	(867)	(141)
Other *	(72,082)	69,381
Net income (loss)	$(42,451)	$86,139
* Other items for the three months ended March 31, 2025 and 2024 include the amount of other general, administrative, research and development expenses of $60.5 million (including a $44.3 million one-time research and development expense in connection with Castle Creek Transaction. See detail in Note 3, Castle Creek and Agenus Transactions) and $9.0 million (net of share-based compensation and depreciation expenses), respectively, and additional income and expense items that are presented in unaudited condensed statements of operations such as financial royalty assets impairment, fair value adjustments to partner program derivatives, cost of Captisol and other non-operating income and expenses.
Significant Accounting Policies
We have described our significant accounting policies in Note 1, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2024 Annual Report.

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
Deferred Revenue
Depending on the terms of the arrangement, we may also defer a portion of the consideration received because we have to satisfy a future obligation. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheet. Except for royalty revenue and certain service revenue, we generally receive payment at the point we satisfy our obligation or soon after. Any fees billed in advance of being earned are recorded as deferred revenue. During the three months ended March 31, 2025 and 2024, the amount recognized as revenue that was previously deferred was $0.3 million and $0.5 million, respectively.
Disaggregation of Revenue
The following table represents disaggregation of royalties, Captisol and contract revenue and other income (in thousands):

	Three months ended
	March 31,
	2025	2024
Royalties
Kyprolis	$4,723	$6,632
Evomela	1,981	1,397
Teriparatide injection	1,191	2,041
Rylaze	3,119	2,952
Filspari	5,301	1,772
Vaxneuvance	1,285	1,387
Other	3,987	2,176
Revenue from intangible royalty assets	21,587	18,357
Qarziba	5,442	—
Other	460	738
Income from financial royalty assets	5,902	738
Total royalties	27,489	19,095

Captisol	13,460	9,212

Contract revenue and other income
Milestone and other	4,384	727
Other income	—	1,944
Contract revenue and other income	4,384	2,671
Total	$45,333	$30,978

Short-term Investments
Our short-term investments consist of the following at March 31, 2025 and December 31, 2024 (in thousands):

March 31, 2025	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasuries	$64,970	$5	$(7)	$64,968
Commercial paper	29,311	5	(7)	29,309
Corporate notes/bonds	18,278	17	(10)	18,285
Certificates of Deposit	17,093	6	(1)	17,098
Corporate equity securities	5,529	3,402	(1,829)	7,102
	$135,181	$3,435	$(1,854)	136,762
Viking common stock				24,150
Total short-term investments				$160,912

December 31, 2024
U.S. Treasuries	$78,442	$19	$(13)	$78,448
Commercial paper	23,483	5	(6)	23,482
Certificates of Deposit	22,812	12	(4)	22,820
Corporate notes/bonds	15,496	21	(8)	15,509
Corporate equity securities	9,954	—	(6,595)	3,359
	$150,187	$57	$(6,626)	143,618
Viking common stock				40,240
Total short-term investments				$183,858
During the three months ended March 31, 2024, we sold 0.7 million shares of Viking common stock and recognized a realized gain of $60.0 million in total. During the three months ended March 31, 2025, we did not sell any shares of Viking common stock.
Gain (loss) from short-term investments in our condensed consolidated statements of operations includes both realized and unrealized gain (loss) from our short-term investments in public equity and warrant securities.
Allowances are recorded for available-for-sale debt securities with unrealized losses. This limits the amount of credit losses that can be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The provisions of the credit losses standard did not have a material impact on our available-for-sale debt securities during the three months ended March 31, 2025 and 2024.
The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	March 31, 2025
	Amortized Cost	Fair Value
Within one year	$124,947	$124,952
After one year through five years	4,705	4,708
Total	$129,652	$129,660
Our investment policy is capital preservation and we only invest in U.S.-dollar denominated investments. We held a total of 33 investments which were in an unrealized loss position with a total of $0.02 million unrealized losses as of March 31, 2025. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses are largely due to changes in interest rates and not to unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. We do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of the amortized cost basis as of March 31, 2025. Accordingly, there was no credit loss recognized for the three months ended March 31, 2025. Also, there was no credit loss recognized for the three months ended March 31, 2024.

Accounts Receivable and Allowance for Credit Losses
Our accounts receivable arise primarily from sales on credit to customers. We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. During the three months ended March 31, 2025 and 2024, we considered the current and expected future economic and market conditions and concluded an increase of $0.3 million and a decrease of $0.3 million in the aggregate of general and specific allowance for credit losses, respectively.
Inventory
Inventory, which consists of finished goods (Captisol), is stated at the lower of cost or net realizable value. We determine cost using the specific identification method. We analyze our inventory levels periodically and write down inventory to net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There was no obsolete inventory charge recorded during the three months ended March 31, 2025 and 2024. In addition to finished goods, as of March 31, 2025 and December 31, 2024, inventory included prepayments of $2.8 million and $3.1 million, respectively, to our supplier for Captisol.
Goodwill and Other Identifiable Intangible Assets
Goodwill and other identifiable intangible assets consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Indefinite-lived intangible assets
Goodwill	$101,541	$105,250
Definite lived intangible assets
Complete technology	39,249	39,249
Less: accumulated amortization	(20,347)	(19,710)
Trade name	2,642	2,642
Less: accumulated amortization	(1,877)	(1,843)
Customer relationships	29,600	29,600
Less: accumulated amortization	(21,025)	(20,652)
Contractual relationships	360,000	360,000
Less: accumulated amortization	(129,851)	(122,638)
Total definite lived intangible assets	258,391	266,648
Total goodwill and other identifiable intangible assets, net	$359,932	$371,898
Financial Royalty Assets, net
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
The current portion of financial royalty assets represents an estimation for current quarter royalty receipts which are collected during the subsequent quarter. This portion is presented in other current assets on our condensed consolidated balance sheets, net of the allowance for expected credit losses.
For additional information, see Note 5, Financial Royalty Assets, net.
Research and Development Funding Expense
We enter into transactions where we agree to fund a portion of the research and development (“R&D”) performed by our partners for products undergoing late-stage clinical trials in exchange for future royalties or milestones if the products are successfully developed and commercialized. In accordance with ASC 730, Research and Development, we account for the funded amounts as R&D expense when we have the ability to obtain the results of the R&D, the transfer of financial risk is genuine and substantive and, at the time of entering into the transaction, it is not yet probable that the product will receive regulatory approval. If these conditions are not met, we may record the funded amounts as a financial royalty asset. We may fund R&D upfront or over time as the underlying products undergo clinical trials.
Royalties earned on successfully commercialized products generated from R&D arrangements are recognized as Revenue from intangible royalty assets in the same period in which the sale of the commercialized product occurs. Fixed or milestone payments receivable based on the achievement of contractual criteria for products arising out of our R&D arrangements are recognized as Contract revenue and other income in the period that the milestone threshold is met.
Derivative Assets
Derivative assets include instruments used for risk-management purposes, and other instruments. Derivative assets which are not used for risk management purposes, include: (a) rights to receive from Primrose Bio 50% of milestone payments on two contracts previously entered into by Primordial Genetics (“Primrose mRNA”), (b) acquired rights in future milestone and royalty payments from Agenus Partnered Programs (as defined in Note 3, Castle Creek and Agenus Transactions), (c) Agenus Warrant (as defined in Note 3, Castle Creek and Agenus Transactions), (d) Castle Creek Warrant (as defined in Note 3, Castle Creek and Agenus Transactions), and (e) Castle Creek Milestone (as defined in Note 3, Castle Creek and Agenus Transactions).
All derivatives are measured at fair value on the condensed consolidated balance sheets. Derivative assets consist of the following (in thousands):

	March 31,	December 31,
	2025	2024

Castle Creek Warrant	$5,693	$—
Castle Creek Milestone	1,833	—
Primrose mRNA	3,548	3,451
Agenus Partner Programs	6,673	6,326
Agenus Warrant	282	806
Total noncurrent derivative assets	$18,029	$10,583

A change in the fair value of Agenus Partner Programs and Primrose mRNA derivative that amounted to $0.3 million and $0.1 million, respectively, for the three months ended March 31, 2025, was included in fair value adjustments to partner program derivatives in the condensed consolidated statement of operations. A change in the fair value of other derivatives that amounted to $(0.6) million for the three months ended March 31, 2025, was recognized in other non-operating (expense) income, net in the condensed consolidated statements of operations. We acquired the Primrose mRNA derivative on September 18, 2023, with the sale of the Pelican business and investment in Primrose Bio transaction. A change in the fair value of Primrose mRNA derivative that amounted to $0.2 million for the three months ended March 31, 2024, was included in other non-operating (expense) income, net in the condensed consolidated statement of operations. We did not have any other derivative instruments during the three months ended March 31, 2024.
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
In connection with the sale of the Pelican business and investment in Primrose Bio transaction in September 2023, we account for our common stock investment in Primrose Bio under the equity method as we have the ability to exercise significant influence over Primrose Bio's operating and financial results. Ligand owns 31.4% of the equity of Primrose Bio as of March 31, 2025 and December 31, 2024. In applying the equity method, we record the investment at fair value. Our proportionate share of net loss of Primrose Bio for the three months ended March 31, 2024 was $2.4 million and was recorded in other non-operating (expense) income, net in our condensed consolidated statements of operations. As of December 31, 2024, equity method investment in Primrose Bio had been written down to zero. Therefore, our proportionate share of net loss of Primrose Bio for the three months ended March 31, 2025 was not recorded.
Our equity method investments are reviewed for indicators of impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other-than-temporary. There was no impairment to our equity method investment during the three months ended March 31, 2025 or 2024. Any income or loss from our equity method investments (including the impairment) is presented in other non-operating (expense) income, net in our condensed consolidated statement of operations.
Other Investments
Other investments represent our investments in equity securities of third parties that do not result in us having a control or significant influence from such investments. Our equity securities investments do not have a readily determinable or estimable fair value and are measured using the measurement alternative, which is cost less impairment, if any, and adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The amount of such impairment or adjustment recognized during the period is presented in other non-operating (expense) income, net in our condensed consolidated statements of operations.
Other investments consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Equity securities in Primrose Bio	$6,712	$6,712
InvIOs investment	4,196	4,196
Total other investments	$10,908	$10,908
In connection with the sale of the Pelican business and investment in Primrose Bio transaction in September 2023, since the preferred stock and restricted share investment in Primrose Bio has a substantive liquidation preference, it is not substantially similar to the common stock investment and is therefore recorded as an equity security under ASC 321, Investments - Equity Securities. We determined that the Series A preferred stock and reserve stock investments in Primrose Bio did not have a readily determinable fair value and therefore elected the measurement alternative in ASC 321 to subsequently record the investment at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. When fair value becomes determinable, from observable price changes in orderly transactions, our investment will be marked to fair value. There were no observable price changes or impairments identified for the three months ended March 31, 2025 or 2024.

Other Assets and Other Current Assets
Other assets include economic rights related to the 2023 expansion of our strategic partnership with Palvella to accelerate Phase 3 development of Qtorin™ rapamycin for the treatment of Microcystic Lymphatic Malformations (“Microcystic LMs”). According to the terms of the second amendment to our development funding and royalties agreement with Palvella (the “Palvella Second Amendment”), Palvella received an upfront payment of $5 million from Ligand. In return for the upfront payment, among other contractual changes, the tiered royalty payable by Palvella to Ligand was increased to between 8.0% and 9.8% based on annual aggregate worldwide net sales of Qtorin rapamycin. We are not obligated to provide additional funding to Palvella for development or commercialization of Qtorin.
We determined the economic rights related to Palvella should be characterized as a funded research and development arrangement, because the contract designated the funds usage for research and development activities, and thus we account for them in accordance with ASC 730-20, Research and Development Arrangement. We reduce our asset as the funds are expended by Palvella. As of March 31, 2025, of the $5 million upfront funding related to the Palvella Second Amendment, $2.0 million of the funding to Palvella was expended. Our CEO and director, Todd Davis, is a director of Palvella. Mr. Davis recused himself from both boards’ consideration of the agreement between us and Palvella, including any financial analysis, the terms of the Palvella Second Amendment and the vote to approve the Palvella Second Amendment and the related transactions.
Other current assets primarily include $10.1 million current portion of financial royalty assets (disclosed in Note 5, Financial Royalty Assets, net).
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Royalties owed to third parties	$7,633	$6,500
Professional fees	5,428	4,858
UK value-added tax	5,587	5,159
Compensation	1,890	5,522
Subcontractor	1,756	1,756
Customer deposit	621	621
Other	622	3,490
Total accrued liabilities	$23,537	$27,906
Contingent Liabilities
In connection with the acquisition of CyDex® in January 2011, we recorded a contingent liability for amounts potentially due to holders of the CyDex CVRs and former license holders. The liability is periodically assessed based on events and circumstances related to the underlying milestones, royalties and material sales.
In connection with the acquisition of Metabasis in January 2010, we issued Metabasis stockholders four tradable CVRs for each Metabasis share. The fair values of the CVRs are remeasured at each reporting date through the term of the related agreement.
Any change in fair value is recorded in other non-operating expense, net within our condensed consolidated statement of operations. For additional information, see Note 6, Fair Value Measurements.
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Unrecognized tax benefits	$14,189	$14,160
Novan (Pelthos) contract liability	—	15,938
Other long-term liabilities	59	65
Total other long-term liabilities	$14,248	$30,163

Share-Based Compensation
Share-based compensation expense for awards to employees and non-employee directors is a non-cash expense and is recognized on a straight-line basis over the vesting period. The following table summarizes share-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended
	March 31,
	2025	2024
SBC - Research and development expenses	$904	$678
SBC - General and administrative expenses	6,932	6,656
Total SBC expenses	$7,836	$7,334
The fair value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended
	March 31,
	2025	2024
Risk-free interest rate	4.0%	4.3%
Dividend yield	—	—
Expected volatility	45.9%	44.6%
Expected term (years)	4.1	4.7
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
Potentially dilutive common shares consist of shares issuable under stock options and restricted stock. Potentially dilutive common shares from stock options and restricted stock are determined using the average share price for each period under the treasury stock method. In addition, the following amounts are assumed to be used to repurchase shares: proceeds from exercise of stock options and the average amount of unrecognized compensation expense for the awards. For additional information, see Note 9, Stockholders’ Equity.
The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in thousands):

	Three months ended
	March 31,
	2025	2024
Weighted average shares outstanding:	19,191	17,732
Dilutive potential common shares:
Restricted stock	—	118
Stock options	—	272
Shares used to compute diluted income (loss) per share	19,191	18,122
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	761	2,007

For the three months ended March 31, 2025, due to the net loss for the period, the 0.8 million weighted average incremental options and restricted stock awards were anti-dilutive.
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
2. Assets Held for Sale
As discussed below in Note 11, Subsequent Event, we entered into a definitive merger agreement to combine our wholly owned subsidiaries, Pelthos Therapeutics Inc. and LNHC, Inc. (collectively “Pelthos”) with CHRO Merger Sub Inc., a wholly owned subsidiary of Channel Therapeutics Corporation (“Channel”) in April 2025. As a result of meeting the criteria to classify the disposal group as held for sale under generally accepted accounting principles, Pelthos was classified as held for sale as of March 31, 2025. Classification of our disposal group held for sale occurs when sufficient authority to sell the disposal group has been obtained, the disposal group is available for immediate sale and its sale is probable within one year. If at any time these criteria are no longer met, the disposal group would be reclassified as held and used. Assets classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell and are not depreciated or amortized. We evaluate the held for sale classification during each reporting period. The disposal group did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations for the three months ended March 31, 2025.
We did not have any assets held for sale as of December 31, 2024. The following table presents the carrying amounts of major classes of assets and liabilities related to assets held for sale with respect to the Pelthos divestiture as of March 31, 2025.

March 31, 2025
Assets:
Cash and cash equivalents	$78
Accounts receivable, net	167
Other current assets	6,017
Property and equipment, net	11,040
Goodwill	3,709
Operating lease right-of-use assets	3,549
Deferred income taxes, net	4,596
Other assets	529
Total assets held for sale	$29,685

Liabilities:
Accounts payable	$532
Accrued liabilities	1,632
Deferred revenue	1,125
Current operating lease liabilities	621
Long-term deferred revenue	2,005
Long-term operating lease liability	3,030
Other long-term liabilities	16,564
Total liabilities related to assets held for sale	$25,509
The estimated fair value of the Novan (Pelthos) other long-term liabilities was $19.4 million compared to a carrying value of $16.6 million as of March 31, 2025. The estimated fair value of the Novan (Pelthos) other long-term liabilities was $19.1 million compared to a carrying value of $15.9 million as of December 31, 2024.
3. Castle Creek and Agenus Transactions
Castle Creek Transaction
On February 24, 2025, we entered into a Purchase and Sale Agreement (the “Castle Creek Investment” transaction) with Castle Creek Biosciences, Inc., Castle Creek Biosciences, LLC (collectively, “Castle Creek”) and a syndicate of co-investors for which Ligand acted as representative (collectively, including Ligand, the “Purchasers”), to support Castle Creek’s autologous human fibroblast cell-based gene therapy genetically modified to express COL7, also known as FCX-007 (dabocemagene autoficel) (“D-Fi”) Phase 3 clinical study, its lead candidate for patients with dystrophic epidermolysis bullosa (“DEB”).
Pursuant to the Castle Creek Investment transaction, Ligand and the other Purchasers obtained, for an aggregate purchase price of $75 million ($50 million of which was paid by Ligand and $25 million of which was paid by the other Purchasers collectively) on a proportional basis: (a) high single digit royalty on worldwide sales of D-Fi; and (b) the Warrant to purchase shares of Castle Creek's Series D-1 Preferred Stock, exercisable until February 24, 2035 (“Castle Creek Warrant”). As part of the Agreement, Castle Creek granted the Purchasers a security interest in certain assets related to the programs included in the Agreement, subject to certain customary exceptions.
In connection with the Castle Creek Investment transaction, on February 24, 2025, we acquired a portion of unsecured subordinated promissory notes (with an aggregate principal amount of $8.3 million payable upon FDA approval of D-Fi) from a Castle Creek related party for $1.8 million (“Milestone Buyout”). Management concluded that individual prices of these two transactions (Castle Creek Investment and Milestone Buyout) reflect the fair value of the related assets acquired on a standalone basis.
We accounted for the Milestone Buyout transaction as a derivative asset. We further identified two units of account in the Castle Creek Investment transaction: (1) the Castle Creek Warrant, accounted for as a derivative asset; (2) D-Fi royalty rights accounted for as a research and development funding arrangement under ASC 730-20, Research and Development Arrangements, because (a) Castle Creek is contractually required to use Ligand’s capital for the execution of the Phase 3 clinical study for D-Fi and (b) the repayment of Ligand funding solely depends on the research and development results having future economic benefits. Out of the $50.1 million Castle Creek Investment transaction price, including transaction costs, $5.8 million was allocated to the Castle Creek Warrant (based on their estimated fair value as of the effective date), with the remaining amount of $44.3 million being allocated to D-Fi royalty rights, and recognized in research and development expenses for the period (as Ligand will not be controlling or actively involved in the ongoing research and development efforts).
Both the Castle Creek Warrant and Milestone Buyout derivatives were presented in noncurrent derivative assets line in our condensed consolidated balance sheets. The derivative assets were recorded at fair value as of February 24, 2025, and are marked to fair value at each subsequent reporting period. The fair value of the Castle Creek Warrant is determined using a Black-Scholes model using a volatility of 110% and risk-free rate of 4.2%.
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
We accounted for all Agenus Partnered Programs, Agenus Warrant and Upsize Option as derivative assets. All derivatives, except for the Upsize Option, were presented in noncurrent derivative assets line in our condensed consolidated balance sheets. Agenus Partnered Programs were recognized as derivative assets under ASC 815, Derivatives and Hedging, as they have different underlyings (milestone payments and royalties). The commercial milestones and royalties are dependent on the development milestones and the commercial milestone and royalties underlyings are not determined to be predominant. The derivative assets were recorded at fair value as of May 29, 2024, and are marked to fair value at each subsequent reporting period.
The fair value of Agenus Partnered Programs derivative assets is determined as a present value of expected future cash flows adjusted for the level of risk appropriate for a respective program stage. Certain Agenus partners discontinued development of their partnered programs in 2024. These programs may be relicensed at a later date, and Ligand would retain its economic interest upon any relicense activity.
The fair value of the Upsize Option was determined using the binomial option pricing model under which we assessed and considered the possible upwards and downwards scenarios through the expiration date of the Upsize Option. The fair value of the Upsize Option was written down to zero as of December 31, 2024.
For additional information on the Agenus Partnered Program derivative assets, Agenus Warrant, and Upsize Option, See Note 6, Fair Value Measurement.
We accounted for the acquired BOT/BAL rights as a financial royalty asset, which is currently put under the non-accrual method as management cannot reliably estimate future cash flows from this program. The amount of BOT/BAL financial royalty asset was determined as a residual value from the $75 million aggregate investment amount, less fair value of all acquired derivative assets as of May 29, 2024. For additional information on the Agenus BOT/BAL rights, see Note 5, Financial Royalty Assets, net.
4. Apeiron Acquisition
On July 15, 2024, we acquired all the outstanding shares of Apeiron Biologics AG (“Apeiron”), including the royalty rights to Qarziba® (dinutuximab beta) for the treatment of high-risk neuroblastoma (the “Apeiron Acquisition”) for $100.5 million base consideration. We funded the Apeiron Acquisition from our available cash on hand.
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
Contract assets acquired are accounted for as financial royalty assets, similar to loans receivable, and are measured at amortized cost using the prospective effective interest method described in ASC 835-30. The acquired contracts assets include Qarziba and other development phase contract assets.
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
We account for the earnout liabilities in the Apeiron Acquisition in accordance with ASC450, Contingencies, and will recognize respective liability when the contingency is resolved, and the liability becomes payable. No earnout liability is recognized as of as of March 31, 2025, or as of December 31, 2024.
In conjunction with the Apeiron Acquisition, we have also invested $4.2 million (including $0.2 million transaction costs) in common shares of InvIOs Holding AG (“InvIOs”), a privately held spin-off of Apeiron. This investment was part of an €8 million (approximately $8.8 million) round with other investors which would help finance the research and development of three innovative early-stage immuno-oncology assets. Apeiron has previously outlicensed these assets to InvIOs and is entitled to future royalties and milestone payments.
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

5. Financial Royalty Assets, net
Financial royalty assets consist of the following (in thousands):

	March 31, 2025			December 31, 2024
	Gross carrying value(2)	Allowance (1)	Net carrying value (2)	Gross carrying value(2)	Allowance (1)	Net carrying value
Qarziba	$106,161	$(497)	$105,664	$105,329	$(484)	$104,845
Agenus (Bot/Bal)	40,815	(408)	40,407	40,815	(408)	40,407
Tolerance Therapeutics (Tzield®)	25,521	(99)	25,422	25,613	(101)	25,512
Ensifentrine inventors	17,790	(168)	17,622	15,969	(157)	15,812
Elutia (CorMatrix)	9,870	(1,895)	7,975	9,418	(2,268)	7,150
InvIOs	1,286	(64)	1,222	1,238	(62)	1,176
Selexis	175	(77)	98	205	(58)	147
Total financial royalty assets, net	$201,618	$(3,208)	$198,410	$198,587	$(3,538)	$195,049
(1) The amounts of allowance include cumulated allowance for changes in expected cash flows and cumulated allowance for current expected credit losses.
(2) The amounts include current portion of financial royalty assets which represents an estimation for current quarter royalty receipts that are collected during the subsequent quarter. The current portion of financial royalty assets amounted to $10.1 million and $10.0 million were presented in other current assets on our condensed consolidated balance sheet as of March 31, 2025 and December 31, 2024, respectively.
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
There was no impairment loss for the three months ended March 31, 2025 and 2024.
Apeiron financial royalty assets
As discussed in Note 4, Apeiron Acquisition, we acquired certain financial royalty assets within the Apeiron Acquisition, including Qarziba and certain InvIOs programs, recorded at $104.9 million and $1.3 million, respectively as of the Apeiron Acquisition date. As Qarziba is a commercial phase program, we are able to reasonably estimate future cash flows and, as such, we recognized income from Qarziba financial royalty assets starting from the Apeiron Acquisition effective date. We account for InvIOs financial royalty assets using the non-accrual method until we are able to reliably estimate future cash flows.
Tzield Agreement
In November 2023, we acquired Tolerance Therapeutics for $20 million in cash. Tolerance Therapeutics was a holding company, owned by the inventors of Tzield (teplizumab), and is owed a royalty of less than 1% on worldwide net sales of Tzield. Tzield is marketed by Sanofi, starting in 2023. For tax purposes this transaction was treated as a stock deal, so there is no step-up in basis and tax attributes. Therefore, during the year ended December 31, 2024, a deferred tax liability of $5.5 million was recognized on the book basis and tax basis difference and recorded to the book value of the Tolerance Therapeutics’ financial royalty asset. Due to the early stages of Tzield's commercialization, management has placed the investment on the non-accrual method until we are able to reliably estimate future cash flows.
Ensifentrine Inventors Agreements
In March 2024, August 2024 and January 2025, we acquired future milestone and royalty rights related to ensifentrine from certain ensifentrine inventors for a total of $3.8 million, $13.6 million and $1.8 million, respectively. On June 26, 2024, Verona Pharma plc received FDA approval for ensifentrine for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). During the third quarter of 2024, Verona started commercial sales of ensifentrine (marketed as OhtuvayreTM) in the U.S. Due to the early stages of Ohtuvayre's commercialization, management has placed the investment on the non-accrual method until we are able to reliably estimate future cash flows.
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
During 2023, due to Elutia's nonpayment of the minimum payments under the amended royalty agreement over several quarters, we placed the Elutia asset on the non-accrual method. In January 2024, we executed an amendment to our agreement with Elutia which will allow us to reliably estimate future cash flows. As such, the Elutia asset was switched from the non-accrual method to the effective interest method during the first quarter of 2024. We further considered the current and expected future economic and market conditions, current company performance and recent payments received from Elutia. During the three months ended March 31, 2025 and 2024, we recorded a reduction of $0.4 million and $3.0 million, respectively, to Elutia allowance of expected credit loss.
Soticlestat Agreement
In October 2023, we made an investment of $30 million to acquire a 13% portion of the royalties and milestones owed to Ovid Therapeutics related to the potential approval and commercialization of soticlestat.
In June 2024, Takeda announced topline results of the phase 3 clinical trial of soticlestat, narrowly missing its primary endpoint to reduce convulsive seizure frequency compared to placebo in patients with Dravet syndrome, and missing its primary endpoint to reduce major motor drop seizure frequency compared to a placebo in patients with Lennox-Gastaut syndrome. As a result, we recognized an impairment over the soticlestat financial royalty asset of $26.2 million in the second quarter of 2024. In January 2025, Takeda announced its decision to discontinue its soticlestat program. As a result, we recognized a full impairment of the soticlestat financial royalty asset in the fourth quarter of 2024.
6. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The following table presents the hierarchy for our assets and liabilities measured at fair value (in thousands):

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments, excluding Viking(1)	$72,070	$64,692	$—	$136,762	$81,807	$61,811	$—	$143,618
Investment in Viking common stock	24,150	—	—	24,150	40,240	—	—	40,240
Derivative assets(2)	—	—	18,029	18,029	—	—	10,583	10,583
Total assets	$96,220	$64,692	$18,029	$178,941	$122,047	$61,811	$10,583	$194,441
Liabilities:
Contingent liabilities - CyDex	$—	$—	$388	$388	$—	$—	$383	$383
Contingent liabilities - Metabasis(3)	—	5,122	—	5,122	—	3,298	—	3,298
Total liabilities	$—	$5,122	$388	$5,510	$—	$3,298	$383	$3,681
(1) Excluding our investment in Viking common stock, corporate equity securities, and US government securities, our short-term investments in marketable debt and equity securities are classified as available-for-sale securities based on management's intentions and are at level 2 of the fair value hierarchy, as these investment securities are valued based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. Short-term investments in bond funds are valued at their net asset value (NAV) on the last day of the period. We have classified marketable securities with original maturities of greater than one year as short-term investments based upon our ability and intent to use any and all of those marketable securities to satisfy the liquidity needs of our current operations.
(2) Derivative assets include instruments used for risk-management purposes, and other instruments. Derivative assets which are not used for risk management purposes include: (a) Primrose mRNA derivative; (b) Agenus Partnered Programs, (c) Agenus Warrant; (d) Castle Creek Warrant, (e) Castle Creek milestone. They are recognized as derivative assets under ASC 815, Derivatives and Hedging. The fair value of the Agenus Partnered Programs and Primrose mRNA derivative assets was determined using a discounted cash flow approach, utilizing the mostly-likely cash flows which considered the probability of success for the underlying clinical programs. The discount rate used contemplates the underlying credit and business risk of the partnered programs. At March 31, 2025, the discount rates used a range between 15% and 28%. At December 31, 2024, the discount rate used a range between 15% and 28%. The fair value of the Agenus Warrant and Castle Creek Warrant was determined using a Black-Scholes model.
(3) In connection with our acquisition of Metabasis in January 2010, we issued Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by us from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The liability for the CVRs is determined using quoted prices in a market that is not active for the underlying CVR. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. Several of the Metabasis drug development programs have been outlicensed to Viking, including VK2809. VK2809 is a novel selective TR-β agonist with potential in multiple indications, including hypercholesterolemia, dyslipidemia, NASH, and X-ALD. Under the terms of the agreement with Viking, we may be entitled to up to $375 million of development, regulatory and commercial milestones and tiered royalties on potential future sales including a $10 million payment upon initiation of a Phase 3 clinical trial. During the three months ended March 31, 2025 and 2024, we recorded a change in the fair value of the Metabasis CVR liability that amounted to $1.8 million and $(0.1) million, respectively, to mark to market.
A reconciliation of the level 3 financial instruments as of March 31, 2025 is as follows (in thousands):

Assets
Fair value of level 3 financial instruments as of December 31, 2024	$10,583
Additions to derivative assets	7,620
Fair value adjustments to derivative assets	(174)
Fair value of level 3 financial instruments as of March 31, 2025	$18,029

Liabilities
Fair value of level 3 financial instruments as of December 31, 2024	$383
Payments to CVR holders and other contingent payments	(50)
Fair value adjustments to contingent liabilities	55
Fair value of level 3 financial instruments as of March 31, 2025	$388
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
There was no impairment of our goodwill, intangible assets with estimated useful lives, or long-lived assets recorded during the three months ended March 31, 2025 and 2024.
Fair Value of Financial Instruments
Our cash and cash equivalents, accounts receivable, other current assets, financial royalty assets, accounts payable, accrued liabilities, deferred revenue, current operating lease liabilities, current finance lease liabilities are financial instruments and are recorded at cost in the condensed consolidated balance sheets. The estimated fair value of the remaining financial instruments approximates their carrying value.
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
As of March 31, 2025 and December 31, 2024, we had $124.4 million in available borrowing under the Revolving Credit Facility, after utilizing $0.6 million for letter of credit. The maturity date of the Revolving Credit Facility, as amended, is October 12, 2026.
As of March 31, 2025 and December 31, 2024, there were no events of default or violation of any covenants under our financing obligations.
8. Income Tax
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various foreign and state jurisdictions with different statutory rates, the use of previously unbenefited tax loss carryforwards to reduce foreign taxes, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three months ended March 31, 2025 and 2024 was 15.4% and 24.1%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2025 was primarily due to Internal Revenue Code Section 162(m) limitation on deduction for officer compensation, income from foreign operations, and other non-deductible items, which were partially offset by the foreign derived intangible income tax benefit. The variance from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2024 was primarily due to tax benefits from the foreign-derived intangible income deduction and research and development tax credits, which were partially offset by Internal Revenue Code Section 162(m) limitation during the period.
9. Stockholders’ Equity
We grant options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 11, Stockholders’ Equity, of the Notes to Consolidated Financial Statements in our 2024 Annual Report.
In June 2024, our stockholders approved the amendment and restatement of the Ligand Pharmaceuticals Incorporated 2002 Stock Incentive Plan, which increased the shares available for issuance by 1.3 million.
The following is a summary of our stock option and restricted stock activity and related information:

	Stock Options		Restricted Stock Awards
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2024	2,226,273	$75.14	437,872	$83.55
Granted	406,181	$115.23	223,298	$106.99
Options exercised/RSUs vested	(56,684)	$74.30	(187,234)	$76.31
Forfeited	(46,771)	$83.31	(5,933)	$87.97
Balance as of March 31, 2025	2,528,999	$81.45	468,003	$97.57
As of March 31, 2025, outstanding options to purchase 1.3 million shares were exercisable with a weighted average exercise price per share of $72.31.
Employee Stock Purchase Plan
The price at which common stock is purchased under the Amended Employee Stock Purchase Plan ("ESPP") is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of March 31, 2025, 24,493 shares were available for future purchases under the ESPP.
At-the-Market Equity Offering Program
On September 30, 2022, we filed a registration statement on Form S-3 (the “Shelf Registration Statement”), which became automatically effective upon filing, covering the offering of common stock, preferred stock, debt securities, warrants and units.

On September 30, 2022, we also entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million in “at the market” offerings through the Agent (the “ATM Offering”). The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $100 million of our common stock from time to time through the ATM Offering. The shares to be sold under the Sales Agreement may be issued and sold pursuant to the Shelf Registration Statement. During the three months ended March 31, 2025 and 2024, we did not issue any shares of common stock in the ATM Offering.
Share Repurchases
In April 2023, our Board of Directors has approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50 million of our common stock from time to time through April 2026. We expect to acquire shares, if at all, primarily through open-market transactions in accordance with all applicable requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. During the three months ended March 31, 2025 and 2024, we did not repurchase any common stock, respectively.
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
On August 22, 2024, CyDex Pharmaceuticals, Inc. filed a Verified Complaint in the Delaware Court of Chancery against Bexson Biomedical, Inc. (“Bexson”), asserting claims for declaratory relief and breach of contract arising out of a Captisol In Vivo Agreement (the “In Vivo Agreement”) between the parties, pursuant to which CyDex provided Bexson with research-grade Captisol and related confidential and proprietary information for a potential new formulation of ketamine being developed by Bexson. CyDex alleges that Bexson breached its obligations under the In Vivo Agreement, including by misusing confidential information and materials provided by CyDex and by using CyDex’s confidential information and materials to file patent applications that purport to cover formulations that are “not ketamine.” CyDex also asserts that Bexson failed to return and destroy Cydex’s confidential information and materials as required by the In Vivo Agreement. CyDex seeks relief including specific performance of certain co-ownership provisions of the In Vivo Agreement and disgorgement from Bexson for any benefits obtained in violation of the In Vivo Agreement. On September 27, 2024, Bexson filed a Motion to Dismiss the Verified Complaint. A Verified Amended Complaint was filed by CyDex on November 6, 2024, and a Motion to Dismiss the Verified Amended Complaint was filed by Bexson on January 17, 2025.
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
Operating Leases
During the three months ended March 31, 2025, we extended the lease agreement for our office located in Boston, Massachusetts for three years from May 2029 to May 2032, which resulted in a $0.8 million increase in both operating right-of-use assets and operating lease liabilities at lease commencement date.

11. Subsequent Event
On April 17, 2025, we announced that our wholly-owned subsidiaries, Pelthos Therapeutics Inc. and LNHC, Inc. (collectively “Pelthos”) have entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Channel Therapeutics Corporation (“Channel”) pursuant to which Pelthos will combine with a wholly-owned subsidiary of Channel (the “Transaction”). The merger will be supported by $50 million in capital raised from a group of strategic investors led by Murchinson (“Investor Group”). Upon completion of the Transaction, the combined company will operate under the name Pelthos Therapeutics Inc. and trade on the NYSE American exchange under the ticker “PTHS”. Our CEO and director, Todd Davis, is also a director on Channel’s board of directors. Mr. Davis did not participate in and recused himself from both boards’ consideration and approval of the Merger Agreement, which was in the case of the Company approved by an authorized special transaction committee of the Board.

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
Business Updates
Pelthos Therapeutics Transaction
On April 17, 2025, we announced the signing of a definitive merger agreement to combine our wholly owned subsidiaries, Pelthos Therapeutics Inc. and LNHC, Inc. (collectively “Pelthos”) with CHRO Merger Sub Inc., a wholly owned subsidiary of Channel Therapeutics. The merger will be supported by $50 million in capital raised from a group of strategic investors led by Murchinson (“Investor Group”). Upon completion of the transaction, the combined company will operate under the name Pelthos Therapeutics Inc. and trade on the NYSE American exchange under the ticker PTHS. The transaction is expected to close in the summer of 2025, subject to the fulfillment of customary closing conditions.

Under the terms of the merger agreement, Channel will acquire 100% of the issued and outstanding equity interests of Pelthos, and will change its name to Pelthos Therapeutics Inc. In connection with the transaction, we have agreed to invest $18 million in the combined company and the Investor Group has agreed to invest $32 million for a total of $50 million.
The combined company will initially focus on accelerating the commercialization of Pelthos’ ZELSUVMI (berdazimer) topical gel, 10.3%, for the treatment of Molluscum contagiosum infections (“molluscum”) in adults and pediatric patients one year of age and older. ZELSUVMI was approved by the U.S. FDA in 2024 and is the first and only prescription therapy for molluscum infections approved for use at home by patients, parents, and caregivers.
New Royalty Investment
On February 25, 2025, we announced that we closed a royalty financing agreement with Castle Creek Biosciences, a late-stage cell and gene therapy company, to support Castle Creek’s planned D-Fi (FCX-007) Phase 3 clinical study. D-Fi is an injectable autologous gene-modified cell therapy in development for the treatment of dystrophic epidermolysis bullosa (DEB), a devastating, painful, and debilitating rare genetic skin disorder. D-Fi has been granted Orphan Drug Designation from the U.S. FDA. We led a $75 million investment in D-Fi by committing $50 million to the syndicated round. An additional $25 million was secured from a syndicate of co-investors. In return for the $75 million investment, investors will receive a high-single digit royalty which is shared on a pro-rated basis; therefore we will net a mid-single digit royalty.
Portfolio Updates
On April 29, 2025, Verona announced Ohtuvayre net sales of $71.3 million for the first quarter 2025, representing an increase of 95% compared to the prior quarter. This growth was driven by significant increases in prescriptions, prescribers, new patients and refills.
On April 29, 2025, Travere and its European partner, CSL Vifor, announced that the European Commission approved the conversion of the conditional marketing approval into standard marketing authorization for Filspari for the treatment of adults with primary IgA nephropathy.
On April 26, 2025, UroGen announced encouraging safety data from its Phase 1 dose-escalation study for UGN-301 (zalifrelimab) intravesical solution, an investigational drug in development for the treatment of recurrent non-muscle invasive bladder cancer.
On April 24, 2025, Merck announced Capvaxive sales of $107 million for the first quarter of 2025, a 120% increase over the prior quarter. Merck reiterated that there has been continued uptake of Capvaxive since the product’s launch in the third quarter of 2024.
On April 11, 2025, Palvella announced Qtorin rapamycin 3.9% anhydrous gel for the treatment of microcystic lymphatic malformations (microcystic LMs) was featured by Dr. Amy Paller, a widely recognized key opinion leader in dermatology, in an oral presentation at the 15th World Congress of Pediatric Dermatology. In January 2025, Palvella announced that the first patients were dosed in TOIVA, a multicenter, Phase 2 clinical trial designed to evaluate the safety and efficacy of Qtorin 3.9% rapamycin anhydrous gel for the treatment of cutaneous venous malformations (cutaneous VMs). In addition, in February 2025, Palvella announced that it will expand SELVA, the Phase 3 clinical trial of Qtorin 3.9% rapamycin anhydrous gel for the treatment of microcystic LMs, to include patients ages 3 to 5 years old. Previously, trial participants were required to be at least six years old.
On March 26, 2025, Merck, announced that the European Commission (EC) approved Capvaxive (pneumococcal 21-valent conjugate vaccine) for active immunization for the prevention of invasive disease and pneumonia in individuals 18 years of age and older. Capvaxive is a pneumococcal vaccine specifically designed to help protect adults from the serotypes responsible for the majority of invasive pneumococcal disease (IPD) cases. This decision authorizes the marketing of Capvaxive in all 27 European Union (EU) member states, as well as Iceland, Liechtenstein and Norway.
On March 17, 2025, Travere Therapeutics announced it has submitted a supplemental New Drug Application (sNDA) to the FDA seeking priority review for traditional approval of Filspari (sparsentan) for the treatment of focal segmental glomerulosclerosis (FSGS), a rare proteinuric kidney disorder in both children and adults. Travere expects to receive notice regarding the acceptance for review of the sNDA submission as well as the timeline for sNDA review from the FDA in the second quarter of 2025. Additionally, the FDA recently notified Travere that Risk Evaluation and Mitigation Strategy (REMS) monitoring for embryo-fetal toxicity is no longer necessary. Travere plans to submit a REMS modification. The FDA indicated that the amendment is not expected to impact the review timeline and Travere continues to expect a REMS modification target action date under the Prescription Drug User Act of August 28, 2025.

Results of Operations
Revenue and Other Income

(Dollars in thousands)	Q1 2025	Q1 2024	Change	% Change
Revenue from intangible royalty assets	$21,587	$18,357	$3,230	18%
Income from financial royalty assets	5,902	738	5,164	700%
Royalties	27,489	19,095	8,394	44%
Captisol	13,460	9,212	4,248	46%
Contract revenue and other income	4,384	2,671	1,713	64%
Total revenue and other income	$45,333	$30,978	$14,355	46%
Total revenue and other income increased by $14.4 million, or 46%, to $45.3 million in Q1 2025 compared to $31.0 million in Q1 2024. Royalties increased by $8.4 million, or 44%, to $27.5 million in Q1 2025 compared to $19.1 million in Q1 2024, primarily due to income from Qarziba financial royalty asset acquired in Q3 2024 and an increase in Filspari sales. Captisol sales increased by $4.2 million, or 46%, to $13.5 million in Q1 2025 compared to $9.2 million in Q1 2024, primarily due to the timing of customer orders. Contract revenue and other income increased by $1.7 million, or 64%, to $4.4 million in Q1 2025 compared to $2.7 million in Q1 2024, primarily due to a regulatory milestone tied to Xi'an Xintong's Xinshumu (pradefovir mesylate tablets) in Q1 2025.
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
The following table represents revenue from intangible royalty assets by program (in millions):

(in millions)	Q1 2025 Estimated Partner Product Sales	Effective Royalty Rate	Q1 2025 Royalty Revenue	Q1 2024 Estimated Partner Product Sales	Effective Royalty Rate	Q1 2024 Royalty Revenue
Kyprolis	$349.0	1.3%	$4.7	$401.0	1.6%	$6.6
Evomela	10.0	20.0%	2.0	7.0	20.0%	1.4
Teriparatide injection(1)	4.8	25.0%	1.2	7.8	25.6%	2.0
Rylaze	102.0	3.0%	3.1	102.8	2.9%	3.0
Filspari	58.9	9.0%	5.3	20.0	9.0%	1.8
Vaxneuvance	230.0	0.6%	1.3	219.0	0.6%	1.4
Other	284.8	1.4%	4.0	86.4	2.5%	2.2
Total	$1,039.5		$21.6	$844.0		$18.4
(1) We receive tiered profit sharing of 25% on quarterly profits less than $3.75 million, 35% on quarterly profits greater than $3.75 million but less than $7.5 million and 40% on quarterly profits greater than $7.5 million.
Contract revenue includes service revenue, license fees and development, regulatory and sales based milestone payments.
Operating Costs and Expenses

(Dollars in thousands)	Q1 2025	% of Revenue	Q1 2024	% of Revenue
Cost of Captisol	$4,849		$2,882
Amortization of intangibles	8,257		8,186
Research and development	50,085		5,971
General and administrative	18,801		10,951
Fair value adjustments to partner program derivatives	(443)		—
Total operating costs and expenses	$81,549	180%	$27,990	90%
Total operating costs and expenses increased by $53.6 million, or 191%, to $81.5 million in Q1 2025 compared to $28.0 million in Q1 2024.

Cost of Captisol increased by $2.0 million, or 68%, to $4.8 million in Q1 2025 compared to $2.9 million in Q1 2024, with the increase primarily due to the higher Captisol sales in Q1 2025 compared to Q1 2024.
Amortization of intangibles remained steady at $8.3 million in Q1 2025 compared to $8.2 million in Q1 2024.
At any one time, we are working on multiple R&D programs. As such, we generally do not track our R&D expenses on a specific program basis. Research and development expense was $50.1 million for Q1 2025, compared with $6.0 million for Q1 2024, with the increase primarily due to a research and development funding arrangement related to the D-Fi royalty rights acquired with the Castle Creek Investment transaction as discussed in Note 3, Castle Creek and Agenus Transactions.
General and administrative expense was $18.8 million for Q1 2025, compared to $11.0 million for Q1 2024, with the increase primarily due to employee related costs and operating costs associated with incubating the Pelthos business.
Fair value adjustment to partner program derivatives was $(0.4) million for Q1 2025, compared with zero for Q1 2024.
Non-operating Income and Expenses

(Dollars in thousands)	Q1 2025	Q1 2024	Change	% Change
Gain (loss) from short-term investments	$(12,367)	$110,772	$(123,139)	(111)%
Interest income	1,771	2,020	(249)	(12)%
Interest expense	(867)	(141)	(726)	515%
Other non-operating expense, net	(2,501)	(2,192)	(309)	14%
Total non-operating (expense) income, net	$(13,964)	$110,459	$(124,423)	(113)%
The fluctuation in the gain (loss) from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock and other equity security investments. The net loss from short-term investments was $12.4 million in Q1 2025 as compared to the net gain from short-term investments of $110.8 million in Q1 2024. In Q1 2025, we recorded an unrealized loss on Viking shares of $16.1 million compared to an unrealized gain of $50.8 million in Q1 2024.
Interest income consists primarily of interest earned on our short-term investments. The decrease over the prior year period was due to the decrease in average investment balances in Q1 2025 compared to Q1 2024.
Interest expense consists primarily of interest accrued related to a royalty and milestone payments purchase agreement, entered by Novan (Pelthos) in 2019, and assumed as part of the acquisition in September 2023.
Other non-operating expense, net, primarily consists of mark-to-market adjustments on derivatives (other than the partner program derivatives) and CVRs. Other non-operating expense, net, in Q1 2025 increased by $0.3 million as compared to Q1 2024, primarily due to the loss from change in fair value of CVR liabilities in Q1 2025.
Income Tax Expense

(Dollars in thousands)	Q1 2025	Q1 2024	Change
(Loss) income before income taxes	$(50,180)	$113,447	$(163,627)
Income tax benefit (expense)	7,729	(27,308)	35,037
(Loss) income from operations	$(42,451)	$86,139	$(128,590)
Effective tax rate	15.4%	24.1%
We compute our income tax provision by applying the estimated annual effective tax rate to income from operations and adding the effects of any discrete income tax items specific to the period. The effective tax rate for the three months ended March 31, 2025 and 2024 was 15.4% and 24.1%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2025 was primarily due to Internal Revenue Code Section162(m) limitation on deduction for officer compensation, other non-deductible items, and income from foreign operations, which were partially offset by the foreign derived intangible income deduction. The variance from the U.S. federal tax rate of 21% for the three months ended March 31, 2024 was primarily due to tax benefits from the foreign-derived intangible income deduction and research and development tax credits, which were partially offset by Internal Revenue Code Section 162(m) limitation during the period.
Liquidity and Capital Resources
As of March 31, 2025, our cash, cash equivalents, and short-term investments totaled $208.9 million, which decreased by $47.3 million from the end of last year mainly due to the cash paid for the Castle Creek transaction. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and short-term investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.

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
On September 30, 2022, we entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million in “at the market” offerings through the Agent (the “ATM Offering”). The shelf registration statement relating to such shares included a prospectus covering the offering, issuance and sale of up to $100 million of our common stock from time to time through the ATM Offering. The shares to be sold under the Sales Agreement may be issued and sold pursuant to the shelf registration statement. During the three months ended March 31, 2025 and 2024, we did not issue any shares of common stock in the ATM Offering.
In April 2023, our Board has approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50 million of our common stock from time to time through April 2026. We expect to acquire shares, if at all, primarily through open-market transactions in accordance with all applicable requirements of Rule 10b-18 of the Exchange Act. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Authorization to repurchase $50 million of our common stock remained available as of March 31, 2025.
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
As of March 31, 2025, we had $124.4 million in available borrowing under the Revolving Credit Facility, after utilizing $0.6 million for letter of credit. The maturity date of the Revolving Credit Facility is October 12, 2026.
We believe that our existing funds, cash generated from operations and existing sources of and access to financing are adequate to fund our need for working capital, capital expenditures, Pelthos Therapeutics transaction, debt service requirements, continued advancement of research and development efforts, potential stock repurchases and other business initiatives we plan to strategically pursue, including acquisitions and strategic investments.
As of March 31, 2025, we had $5.5 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.

Cash Flow Summary

(Dollars in thousands)	Q1 2025	Q1 2024
Net cash provided by (used in):
Operating activities	$(25,445)	$18,732
Investing activities	$4,894	$(3,775)
Financing activities	$(4,747)	$12,182
During the three months ended March 31, 2025, we used cash in operations primarily for the Castle Creek transaction, partially offset by cash from revenue and other operating income. We generated cash from cash in investing activities primarily from sale and maturity of short-term investments partially offset by purchases of short-term investments. We used cash in financing activities primarily due to cash paid for taxes related to net share settlement of equity awards, partially offset by net proceeds from stock options exercises and ESPP.
During the three months ended March 31, 2024, we generated cash from operations primarily from revenue and other operating income. We used cash in investing activities for purchases of short-term investments and financial royalty assets, partially offset by cash from sale and maturity of short-term investments, including Viking shares. We generated cash from financing activities primarily due to net proceeds from stock options exercises and ESPP.
Critical Accounting Policies and Estimates
Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in our consolidated financial statements and the disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ materially from the estimates made. There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2024 Annual Report.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to our market risks in the three months ended March 31, 2025, when compared to the disclosures in Item 7A of our 2024 Annual Report.
Item 4.    Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2025 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On August 22, 2024, CyDex Pharmaceuticals, Inc. filed a Verified Complaint in the Delaware Court of Chancery against Bexson Biomedical, Inc. (“Bexson”), asserting claims for declaratory relief and breach of contract arising out of a Captisol In Vivo Agreement (the “In Vivo Agreement”) between the parties, pursuant to which CyDex provided Bexson with research-grade Captisol and related confidential and proprietary information for a potential new formulation of ketamine being developed by Bexson. CyDex alleges that Bexson breached its obligations under the In Vivo Agreement, including by misusing confidential information and materials provided by CyDex and by using CyDex’s confidential information and materials to file patent applications that purport to cover formulations that are “not ketamine.” CyDex also asserts that Bexson failed to return and destroy Cydex’s confidential information and materials as required by the In Vivo Agreement. CyDex seeks relief including specific performance of certain co-ownership provisions of the In Vivo Agreement and disgorgement from Bexson for any benefits obtained in violation of the In Vivo Agreement. On September 27, 2024, Bexson filed a Motion to Dismiss the Verified Complaint. A Verified Amended Complaint was filed by CyDex on November 6, 2024, and a Motion to Dismiss the Verified Amended Complaint was filed by Bexson on January 17, 2025.
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
Item 1A. Risk Factors
We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2024 Annual Report. The risk factors described in our 2024 Annual Report are not the only risks we face. Factors we currently do not know, factors that we currently consider immaterial or factors that are not specific to us, such as general economic and political conditions, may also materially adversely affect our business or our consolidated operating results, financial condition or cash flows.
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
On March 7, 2025, John Kozarich, our Director and Chairman of the Board, executed a 10b5-1 trading arrangement that is designed to be in effect until May 1, 2026 with respect to the sale of up to 5,604 shares of the Company’s common stock all of which underlie stock options held by Mr. Kozarich. Through May 8, 2025, Mr. Kozarich has not sold any shares under the plan.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1†	Purchase and Sale Agreement entered on February 24, 2025 among Ligand Pharmaceuticals Incorporated, Castle Creek Biosciences, Inc., Castle Creek Biosciences, LLC and a syndicate of co-investors for which Ligand acted as representative (collectively, including Ligand, the “Purchasers”).					X
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Stockholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.					X

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

Date:	May 9, 2025	By:	/s/ Octavio Espinoza
Octavio Espinoza
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer