Form 10-Q
period 2025-06-30
LIGAND PHARMACEUTICALS INC
filed 2025-08-08
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 5, 2025, the registrant had 19,596,560 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2024 Annual Report	Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
ESPP	Ligand Pharmaceuticals Incorporated Employee Stock Purchase Plan, as amended and restated, effective June 6, 2019
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
GAAP	Generally accepted accounting principles in the United States
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
Metabasis	Metabasis Therapeutics, Inc.
NDA	New Drug Application
Palvella	Palvella Therapeutics, Inc.
Q2 2024	The Company's fiscal quarter ended June 30, 2024
Q2 2025	The Company's fiscal quarter ended June 30, 2025
SBC	Share-based compensation expense
SEC	Securities and Exchange Commission
Takeda	Takeda Pharmaceutical Company Limited
Travere	Travere Therapeutics, Inc.
Viking	Viking Therapeutics, Inc.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$67,669	$72,307
Short-term investments	177,351	183,858
Accounts receivable, net	41,288	38,376
Inventory	15,489	14,114
Short-term portion of financial royalty assets, net	10,276	10,025
Income taxes receivable	828	4,073
Other current assets	4,816	8,806
Assets held for sale (Note 2)	35,228	—
Total current assets	352,945	331,559
Intangible assets, net	250,133	266,648
Goodwill	101,541	105,250
Long-term portion of financial royalty assets, net	193,556	185,024
Noncurrent derivative assets	17,958	10,583
Property and equipment, net	3,632	15,133
Lease right-of-use assets	7,991	9,673
Other investments	10,908	10,908
Deferred income taxes, net	829	72
Other assets	9,111	6,924
Total assets	$948,604	$941,774
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,584	$5,233
Accrued liabilities	17,464	27,906
Income taxes payable	305	1,199
Deferred revenue	111	1,278
Current contingent liabilities	1,465	206
Current operating lease liabilities	1,089	1,266
Current finance lease liabilities	24	24
Liabilities related to assets held for sale (Note 2)	35,692	—
Total current liabilities	64,734	37,112
Long-term deferred revenue	—	2,246
Long-term contingent liabilities	4,097	3,475
Long-term operating lease liabilities	4,629	5,815
Deferred income taxes, net	32,246	32,524
Other long-term liabilities	14,369	30,163
Total liabilities	120,075	111,335
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 19,411 and 19,106 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	20	20
Additional paid-in capital	358,635	337,377
Accumulated other comprehensive income (loss)	8,494	(5,942)
Retained earnings	461,380	498,984
Total stockholders' equity	828,529	830,439
Total liabilities and stockholders' equity	$948,604	$941,774
See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues and other income:
Revenue from intangible royalty assets	$30,084	$22,603	$51,671	$40,960
Income from financial royalty assets	6,313	559	12,215	1,297
Royalties	36,397	23,162	63,886	42,257
Captisol	8,287	7,500	21,747	16,712
Contract revenue and other income	2,943	10,869	7,327	13,540
Total revenues and other income	47,627	41,531	92,960	72,509
Operating costs and expenses:
Cost of Captisol	2,907	2,906	7,756	5,788
Amortization of intangibles	8,258	8,257	16,515	16,443
Research and development	6,567	5,354	56,652	11,325
General and administrative	20,175	17,623	38,976	28,574
Financial royalty assets impairment	—	26,491	—	26,491
Fair value adjustments to partner program derivatives	1,276	—	833	—
Total operating costs and expenses	39,183	60,631	120,732	88,621
Operating income (loss)	8,444	(19,100)	(27,772)	(16,112)
Non-operating income and expenses:
Gain (loss) from short-term investments	939	(14,256)	(11,428)	96,516
Interest income	1,621	2,757	3,392	4,777
Interest expense	(1,153)	(1,268)	(2,020)	(1,411)
Other non-operating expense, net	1,372	(33,523)	(1,129)	(35,713)
Total non-operating income (expenses), net	2,779	(46,290)	(11,185)	64,169
Income (loss) before income taxes	11,223	(65,390)	(38,957)	48,057
Income tax (expense) benefit	(6,376)	13,479	1,353	(13,829)
Net income (loss)	$4,847	$(51,911)	$(37,604)	$34,228

Basic net income (loss) per share	$0.25	$(2.88)	$(1.95)	$1.91
Shares used in basic per share calculation	19,327	18,028	19,259	17,880

Diluted net income (loss) per share	$0.24	$(2.88)	$(1.95)	$1.87
Shares used in diluted per share calculation	19,926	18,028	19,259	18,282

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$4,847	$(51,911)	$(37,604)	$34,228
Unrealized net loss on available-for-sale securities, net of tax	(49)	(25)	(71)	(118)
Foreign currency translation adjustment, net of tax	10,106	—	14,507	—
Comprehensive income (loss)	$14,904	$(51,936)	$(23,168)	$34,110

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2024	19,106	$20	$337,377	$(5,942)	$498,984	$830,439
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	170	—	(4,669)	—	—	(4,669)
Share-based compensation	—	—	7,836	—	—	7,836
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(22)	—	(22)
Foreign currency translation adjustment, net of tax	—	—	—	4,401	—	4,401
Net loss	—	—	—	—	(42,451)	(42,451)
Balance at March 31, 2025	19,276	20	340,544	(1,563)	456,533	795,534
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	135	—	8,094	—	—	8,094
Share-based compensation	—	—	9,997	—	—	9,997
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(49)	—	(49)
Foreign currency translation adjustment, net of tax	—	—	—	10,106	—	10,106
Net income	—	—	—	—	4,847	4,847
Balance at June 30, 2025	19,411	$20	$358,635	$8,494	$461,380	$828,529

	Common Stock		Additional paid in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders' equity
	Shares	Amount
Balance at December 31, 2023	17,556	$18	$198,696	$(817)	$503,016	$700,913
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	368	—	12,228	—	—	12,228
Share-based compensation	—	—	7,334	—	—	7,334
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(93)	—	(93)
Net income	—	—	—	—	86,139	86,139
Balance at March 31, 2024	17,924	18	218,258	(910)	589,155	806,521
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	179	1	9,552	—	—	9,553
Share-based compensation	—	—	11,060	—	—	11,060
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(51,911)	(51,911)
Balance at June 30, 2024	18,103	$19	$238,870	$(935)	$537,244	$775,198

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(37,604)	$34,228
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Change in estimated fair value of contingent liabilities	1,931	1,200
Depreciation of fixed assets and amortization of intangible assets	17,292	17,618
Accretion of short-term investments	(1,605)	(587)
Amortization of debt discount and issuance fees	261	180
Non-cash income from financial royalty assets	(888)	—
CECL adjustment to financial royalty assets	(750)	(4,260)
Impairment loss of financial royalty assets	—	26,491
Loss (gain) on derivative instruments	245	(1,696)
Losses from equity method investment in Primrose Bio	—	10,382
Fair value adjustment to Primrose Bio securities investments	—	25,759
Share-based compensation	17,833	18,394
Deferred income taxes, net	(9,169)	(1,120)
Loss (gain) from short-term investments	11,428	(96,516)
Lease amortization expense	983	982
Other	1,736	358
Changes in operating assets and liabilities:
Accounts receivable	(3,341)	(5,587)
Inventory	(1,375)	5,121
Accounts payable and accrued liabilities	(2,556)	390
Income tax receivable and payable	2,758	8,486
Deferred revenue	(578)	(940)
Other assets and liabilities	(6,247)	(6,837)
Net cash (used in) provided by operating activities	(9,646)	32,046

Cash flows from investing activities:
Acquisition of financial royalty assets	(1,821)	(4,174)
Proceeds from financial royalty assets	5,179	4,207
Purchases of property and equipment	(428)	(513)
Purchases of short-term investments	(122,717)	(102,075)
Proceeds from sale of short-term investments	38,414	98,908
Proceeds from maturity of short-term investments	83,220	23,611
Cash paid for investment in Primrose Bio	—	(998)
Cash paid for Palvella notes receivable	—	(2,500)
Cash paid for the Agenus transaction	—	(75,000)
Purchase of Castle Creek derivatives	(7,620)	—
Net cash used in investing activities	(5,773)	(58,534)

Cash flows from financing activities:
Payments under finance lease obligations	(14)	(9)
Net proceeds from stock option exercises and ESPP	12,461	24,856
Taxes paid related to net share settlement of equity awards	(9,036)	(3,076)
Cash paid for debt issuance costs	(73)	(98)
Proceeds from Pelthos investors	6,910	—
Net cash provided by financing activities	10,248	21,673
Effect of exchange rate changes on cash and cash equivalents	3,350	—
Net decrease in cash and cash equivalents, including cash and cash equivalents classified within assets held for sale	(1,821)	(4,815)
Less: net increase in cash and cash equivalents classified within assets held for sale	(2,817)	—
Net decrease in cash and cash equivalents	(4,638)	(4,815)
Cash and cash equivalents at beginning of period	72,307	22,954
Cash and cash equivalents at end of period	$67,669	$18,139

Supplemental disclosure of cash flow information:
Interest paid	$201	$112
Taxes paid	$4,554	$5,772

Supplemental schedule of non-cash investing and financing activities:
Addition of right-of-use assets and lease liabilities	$2,315	$1,737
Accrued fixed asset purchases	$9	$25
Unrealized loss on available-for-sale investments, net of tax	$(71)	$(118)

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
The information on significant segment expenses that are regularly provided to the CODM, and other segment items included within the reported segment profit or loss measure, is presented in a table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Total revenues and other income	$47,627	$41,531	$92,960	$72,509
Share-based compensation	(9,997)	(11,060)	(17,833)	(18,394)
Other segment items:
Amortization of intangibles	(8,258)	(8,257)	(16,515)	(16,443)
Depreciation of property and equipment	(264)	(596)	(777)	(1,175)
Interest income	1,621	2,757	3,392	4,777
Interest expense	(1,153)	(1,268)	(2,020)	(1,411)
Other *	(24,729)	(75,018)	(96,811)	(5,635)
Net income (loss)	$4,847	$(51,911)	$(37,604)	$34,228
* Other items for the three months ended June 30, 2025 include the amount of other general, administrative, research and development expenses of $16.5 million (net of share-based compensation and depreciation expenses), and additional income and expense items that are presented in the unaudited condensed statements of operations such as fair value adjustments to partner program derivatives, cost of Captisol and other non-operating income and expenses.
Other items for the six months ended June 30, 2025 include the amount of other general, administrative, research and development expenses of $77.0 million (including a $44.3 million one-time research and development expense in connection with the Castle Creek Transaction, and net of share-based compensation and depreciation expenses ), and additional income and expense items that are presented in the unaudited condensed statements of operations such as fair value adjustments to partner program derivatives, cost of Captisol and other non-operating income and expenses.
Other items for the three months ended June 30, 2024 include the amount of other general, administrative, research and development expenses of $11.3 million (net of share-based compensation and depreciation expenses), and additional operating income and expense items that are presented in the unaudited condensed statements of operations such as financial royalty assets impairment of $26.5 million, cost of Captisol and other non-operating income and expenses (including $31.6 million fair value adjustment to Primrose Bio securities investments and impairment to equity method investment in Primrose Bio).
Other items for the six months ended June 30, 2024 include the amount of other general, administrative, research and development expenses of $20.3 million (net of share-based compensation and depreciation expenses), and additional income and expense items that are presented in the unaudited condensed statements of operations such as financial royalty assets impairment of $26.5 million, cost of Captisol and other non-operating income and expenses (including $31.6 million fair value adjustment to Primrose Bio securities investments and impairment to equity method investment in Primrose Bio).
Reclassification
Certain reclassification has been made to the previously issued audited consolidated financial statement to conform with the current period presentation. Specifically, within the consolidated balance sheet as of December 31, 2024, a portion of other current assets has been reclassified to short-term portion of financial royalty assets, net.
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
Deferred Revenue
Depending on the terms of the arrangement, we may also defer a portion of the consideration received because we have to satisfy a future obligation. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheet. Except for royalty revenue and certain service revenue, we generally receive payment at the point we satisfy our obligation or soon after. Any fees billed in advance of being earned are recorded as deferred revenue. During the three months ended June 30, 2025 and 2024, the amount recognized as revenue that was previously deferred was $0.3 million (all of which was related to Pelthos’ deferred revenue presented in liabilities related to assets held for sale as of June 30, 2025) and $0.5 million, respectively. During the six months ended June 30, 2025 and 2024, the amount recognized as revenue that was previously deferred was $0.6 million (all of which was related to Pelthos’ deferred revenue presented in liabilities related to assets held for sale as of June 30, 2025) and $1.0 million, respectively.
Disaggregation of Revenue
The following table represents disaggregation of royalties, Captisol and contract revenue and other income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Royalties
Kyprolis	$8,803	$8,998	$13,526	$15,630
Evomela	1,465	2,733	3,446	4,130
Teriparatide injection	2,298	2,103	3,489	4,144
Rylaze	2,864	3,232	5,983	6,184
Filspari	6,578	2,424	11,879	4,196
Vaxneuvance	2,643	1,109	3,928	2,496
Other	5,433	2,004	9,420	4,180
Revenue from intangible royalty assets	30,084	22,603	51,671	40,960
Qarziba	5,885	—	11,327	—
Other	428	559	888	1,297
Income from financial royalty assets	6,313	559	12,215	1,297
Total royalties	36,397	23,162	63,886	42,257

Captisol	8,287	7,500	21,747	16,712

Contract revenue and other income
Milestone and other	1,926	10,869	6,310	11,596
Other income	1,017	—	1,017	1,944
Contract revenue and other income	2,943	10,869	7,327	13,540
Total	$47,627	$41,531	$92,960	$72,509
Short-term Investments
Our short-term investments consist of the following at June 30, 2025 and December 31, 2024 (in thousands):

June 30, 2025	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasuries	$64,585	$1	$(16)	$64,570
Commercial paper	54,436	3	(29)	54,410
Corporate notes/bonds	17,138	13	(11)	17,140
Corporate equity securities	7,828	2,077	(1,915)	7,990
Certificates of Deposit	6,741	1	(1)	6,741
	$150,728	$2,095	$(1,972)	150,851
Viking common stock				26,500
Total short-term investments				$177,351

December 31, 2024
U.S. Treasuries	$78,442	$19	$(13)	$78,448
Commercial paper	23,483	5	(6)	23,482
Certificates of Deposit	22,812	12	(4)	22,820
Corporate notes/bonds	15,496	21	(8)	15,509
Corporate equity securities	9,954	—	(6,595)	3,359
	$150,187	$57	$(6,626)	143,618
Viking common stock				40,240
Total short-term investments				$183,858

During the three and six months ended June 30, 2025, we did not sell any shares of Viking common stock. During the six months ended June 30, 2024, we sold 0.7 million shares of Viking common stock and recognized a realized gain of $60.0 million in total. We did not sell any shares of Viking common stock during the three months ended June 30, 2024.
Gain (loss) from short-term investments in our condensed consolidated statements of operations includes both realized and unrealized gain (loss) from our short-term investments in public equity and warrant securities.
Allowances are recorded for available-for-sale debt securities with unrealized losses. This limits the amount of credit losses that can be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The provisions of the credit losses standard did not have a material impact on our available-for-sale debt securities during the three and six months ended June 30, 2025 and 2024.
The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	June 30, 2025
	Amortized Cost	Fair Value
Within one year	$136,824	$136,780
After one year through five years	6,076	6,081
Total	$142,900	$142,861
Our investment policy is capital preservation and we only invest in U.S.-dollar denominated investments. We held a total of 61 investments which were in an unrealized loss position with a total of $0.06 million unrealized losses as of June 30, 2025. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses are largely due to changes in interest rates and not to unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. We do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of the amortized cost basis as of June 30, 2025. Accordingly, there was no credit loss recognized for the three and six months ended June 30, 2025. In July 2024, we sold certain securities before the recovery of the amortized cost basis to fund the Apeiron Acquisition. Accordingly, we wrote down the amortized cost of $0.05 million during the three and six months ended June 30, 2024.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable arise primarily from sales on credit to customers. We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. During the three months ended June 30, 2025 and 2024, we considered the current and expected future economic and market conditions and concluded an increase of $0.1 million and an increase of $0.2 million in the aggregate of general and specific allowance for credit losses, respectively. During the six months ended June 30, 2025 and 2024, we considered the current and expected future economic and market conditions and concluded an increase of $0.4 million and a decrease of $0.1 million in the aggregate of general and specific allowance for credit losses, respectively.
Inventory
Inventory, which consists of finished goods (Captisol), is stated at the lower of cost or net realizable value. We determine cost using the specific identification method. We analyze our inventory levels periodically and write down inventory to net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There was no obsolete inventory charge recorded during the three and six months ended June 30, 2025. There was $0.2 million obsolete inventory charge recorded during the three and six months ended June 30, 2024. In addition to finished goods, as of June 30, 2025 and December 31, 2024, inventory included prepayments of $2.6 million and $3.1 million, respectively, to our supplier for Captisol.

Goodwill and Other Identifiable Intangible Assets
Goodwill and other identifiable intangible assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Indefinite-lived intangible assets
Goodwill	$101,541	$105,250
Definite lived intangible assets
Complete technology	39,249	39,249
Less: accumulated amortization	(20,984)	(19,710)
Trade name	2,642	2,642
Less: accumulated amortization	(1,910)	(1,843)
Customer relationships	29,600	29,600
Less: accumulated amortization	(21,398)	(20,652)
Contractual relationships	360,000	360,000
Less: accumulated amortization	(137,066)	(122,638)
Total definite lived intangible assets	250,133	266,648
Total goodwill and other identifiable intangible assets, net	$351,674	$371,898
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
When we are reasonably certain that a part of a financial royalty asset’s net carrying value (or all of it) is not recoverable, we recognize a permanent impairment which is recorded in financial royalty assets impairment on the condensed consolidated statements of operations. To the extent there was an allowance previously recorded for this asset, the amount of such impairment is written off against the allowance at the time that such a determination is made. Any future recoveries from such impairment are recognized when cash is collected in a respective period earnings.
The current portion of financial royalty assets represents an estimation for current quarter royalty receipts which are collected during the subsequent quarter, net of the allowance for expected credit losses.
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
Derivative Assets
Derivative assets include instruments used for risk-management purposes, and other instruments. Derivative assets which are not used for risk management purposes, include: (a) acquired rights in future milestone and royalty payments from Agenus Partnered Programs (as defined in Note 3, Castle Creek and Agenus Transactions), (b) rights to receive from Primrose Bio 50% of milestone payments on two contracts previously entered into by Primordial Genetics (“Primrose mRNA”), (c) Castle Creek Milestone (as defined in Note 3, Castle Creek and Agenus Transactions), (d) Agenus Warrant (as defined in Note 3, Castle Creek and Agenus Transactions), and (e) Castle Creek Warrant (as defined in Note 3, Castle Creek and Agenus Transactions).
All derivatives are measured at fair value on the condensed consolidated balance sheets. Derivative assets consist of the following (in thousands):

	June 30, 2025	December 31, 2024

Agenus Partner Programs	$5,841	$6,326
Primrose mRNA	2,836	3,451
Castle Creek Milestone	2,100	—
Agenus Warrant	1,706	806
Castle Creek Warrant	5,475	—
Total noncurrent derivative assets	$17,958	$10,583
A change in the fair value of Agenus Partner Programs, Primrose mRNA and Castle Creek Milestone derivatives that amounted to $(0.8) million, $(0.7) million and $0.3 million, respectively, for the three months ended June 30, 2025, was included in fair value adjustments to partner program derivatives in the condensed consolidated statement of operations. A change in the fair value of Agenus Partner Programs, Primrose mRNA and Castle Creek Milestone derivatives that amounted to $(0.5) million, $(0.6) million and $0.3 million, respectively, for the six months ended June 30, 2025, was included in fair value adjustments to partner program derivatives in the condensed consolidated statement of operations. A change in the fair value of other derivatives that amounted to $1.2 million and $0.6 million, respectively, for the three and six months ended June 30, 2025, was included in other non-operating expense, net in the condensed consolidated statements of operations.
In May 2024, we entered into a collar arrangement to hedge against the fluctuation risk in Viking’s share price (the “Viking Share Collar”), which was fully exercised in October 2024. A change in the fair value of Viking Share Collar that amounted to $15.2 million during the three and six months ended June 30, 2024 was included in gain (loss) from short-term investments in the condensed consolidated statements of operations. A change in the fair value of Agenus Partner Programs and Primrose mRNA derivative that amounted to $0.1 million and $0.2 million, respectively, for the three months ended June 30, 2024, was included in other non-operating expense, net in the condensed consolidated statement of operations. A change in the fair value of Agenus Partner Programs and Primrose mRNA derivative that amounted to $0.1 million and $0.4 million, respectively, for the six months ended June 30, 2024, was included in other non-operating expense, net in the condensed consolidated statement of operations. A change in the fair value of other derivatives that amounted to $1.2 million for the three and six months ended June 30, 2024, was included in other non-operating expense, net in the condensed consolidated statements of operations.

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
In connection with the sale of the Pelican business and investment in Primrose Bio transaction in September 2023, we account for our common stock investment in Primrose Bio under the equity method as we have the ability to exercise significant influence over Primrose Bio’s operating and financial results. Ligand owns 31.4% of the equity of Primrose Bio as of June 30, 2025 and December 31, 2024. Our proportionate share of net loss of Primrose Bio for the three and six months ended June 30, 2024 was $2.2 million and $4.6 million, respectively, and was recorded in other non-operating expense, net in the condensed consolidated statements of operations. As of December 31, 2024, equity method investment in Primrose Bio had been written down to zero, and we are not required to fund further losses from Primrose Bio. We have no outstanding advances, guarantees, or commitment to fund Primrose Bio’s losses; therefore, our proportionate share of net loss of Primrose Bio for the three and six months ended June 30, 2025 was not recorded.
Our equity method investments are reviewed for indicators of impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other-than-temporary. In June 2024, Primrose Bio entered into an equity investment from an equity firm. As a result, we recognized an impairment loss on our equity method investment in the amount of $5.8 million during the three and six months ended June 30, 2024.There was no impairment to our equity method investment during the three and six months ended June 30, 2025. Any income or loss from our equity method investments (including the impairment) is presented in other non-operating expense, net in our condensed consolidated statements of operations.
Other Investments
Other investments represent our investments in equity securities of third parties that do not result in us having a control or significant influence over such investments. Our equity securities investments that do not have a readily determinable or estimable fair value are measured using the measurement alternative, which is cost less impairment, if any, and adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The amount of such impairment or adjustment recognized during the period is presented in other non-operating expense, net in our condensed consolidated statements of operations.
Other investments consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Equity securities in Primrose Bio	$6,712	$6,712
InvIOs investment	4,196	4,196
Total other investments	$10,908	$10,908
In connection with the sale of the Pelican business and investment in Primrose Bio transaction in September 2023, since the preferred stock and restricted share investment in Primrose Bio has a substantive liquidation preference, it is not substantially similar to the common stock investment and is therefore recorded as an equity security under ASC 321, Investments - Equity Securities. We determined that the Series A preferred stock and reserve stock investments in Primrose Bio did not have a readily determinable fair value and therefore elected the measurement alternative in ASC 321 to subsequently record the investment at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. When fair value becomes determinable, from observable price changes in orderly transactions, our investment will be marked to fair value. In June 2024, Primrose Bio entered into an equity investment from an equity firm. As a result, our investments in Series A preferred stock and reserve stock were reduced by $25.8 million during the three and six months ended June 30, 2024. There were no observable price changes or impairments identified for the three and six months ended June 30, 2025.

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Royalties owed to third parties	$5,633	$6,500
Professional fees	4,507	4,858
UK value-added tax	1,045	5,159
Compensation	2,514	5,522
Subcontractor	1,756	1,756
Customer deposit	621	621
Other	1,388	3,490
Total accrued liabilities	$17,464	$27,906
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
Any change in fair value is recorded in other non-operating expense, net in our condensed consolidated statements of operations. For additional information, see Note 6, Fair Value Measurements.
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Unrecognized tax benefits	$14,316	$14,160
Novan (Pelthos) contract liability	—	15,938
Other long-term liabilities	53	65
Total other long-term liabilities	$14,369	$30,163
Share-Based Compensation
Share-based compensation expense for awards to employees and non-employee directors is a non-cash expense and is recognized on a straight-line basis over the vesting period. The following table summarizes share-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
SBC - Research and development expenses	$955	$928	$1,859	$1,606
SBC - General and administrative expenses	9,042	10,132	15,974	16,788
Total SBC expenses	$9,997	$11,060	$17,833	$18,394
The fair value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Risk-free interest rate	4.1%	4.3%	4.0%	4.3%
Dividend yield	—	—	—	—
Expected volatility	43.1%	45.5%	45.6%	44.7%
Expected term (years)	4.7	4.7	4.2	4.7
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
The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Weighted average shares outstanding:	19,327	18,028	19,259	17,880
Dilutive potential common shares:
Restricted stock	179	—	—	124
Stock options	420	—	—	278
Shares used to compute diluted income (loss) per share	19,926	18,028	19,259	18,282
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	1,360	2,347	1,062	2,177
For the six months ended June 30, 2025, due to the net loss for the period, the 0.7 million weighted average incremental options and restricted stock awards were anti-dilutive. For the three months ended June 30, 2024, due to the net loss for the period, the 0.4 million weighted average incremental options and restricted stock awards were anti-dilutive.
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
Accounting Standards Not Yet Adopted
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We will adopt this ASU prospectively for the period ending December 31, 2025, and it will impact only our disclosures, with no impacts to our financial condition or results of operations.
In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures. This update requires entities to disaggregate operating expenses into specific categories, such as salaries and wages, depreciation, and amortization, to provide enhanced transparency into the nature and function of expenses. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. ASU 2024-03 may be applied retrospectively or prospectively. We are currently evaluating the new guidance to determine the impact it may have on our condensed consolidated financial statements and related disclosures.
We do not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material impact on our condensed consolidated financial statements or disclosures.
2. Assets Held for Sale
We entered into a definitive merger agreement to combine our wholly owned subsidiaries, Pelthos Therapeutics Inc. and LNHC, Inc. (collectively “Pelthos”) with CHRO Merger Sub Inc., a wholly owned subsidiary of Channel Therapeutics Corporation (“Channel”) in April 2025. As a result of meeting the criteria to classify the disposal group as held for sale under generally accepted accounting principles, Pelthos was classified as held for sale as of June 30, 2025. Classification of our disposal group held for sale occurs when sufficient authority to sell the disposal group has been obtained, the disposal group is available for immediate sale and its sale is probable within one year. If at any time these criteria are no longer met, the disposal group would be reclassified as held and used. Assets classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell and are not depreciated or amortized. We evaluate the held for sale classification during each reporting period. The disposal group did not meet the requirements for presentation as discontinued operations and are included in income from continuing operations for the three and six months ended June 30, 2025.
We did not have any assets held for sale as of December 31, 2024. The following table presents the carrying amounts of major classes of assets and liabilities related to assets held for sale with respect to the Pelthos divestiture as of June 30, 2025.

June 30, 2025
Assets:
Cash and cash equivalents	$2,817
Accounts receivable, net	48
Other current assets	7,910
Property and equipment, net	11,091
Goodwill	3,709
Operating lease right-of-use assets	3,625
Deferred income taxes, net	5,499
Other assets	529
Total assets held for sale	$35,228

Liabilities:
Accounts payable	$993
Accrued liabilities	3,894
Deferred revenue	1,072
Current operating lease liabilities	626
Short-term bridge loan	6,963
Long-term deferred revenue	1,763
Long-term operating lease liability	2,940
Other long-term liabilities	17,441
Total liabilities related to assets held for sale	$35,692
The estimated fair value of the Pelthos other long-term liabilities was $20.6 million compared to a carrying value of $17.4 million as of June 30, 2025. The estimated fair value of the Pelthos other long-term liabilities was $19.1 million compared to a carrying value of $15.9 million as of December 31, 2024.
The merger was closed in July 2025. For additional information, see Note 11, Subsequent Events.

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
Both the Castle Creek Warrant and Milestone Buyout derivatives were presented in noncurrent derivative assets line in our condensed consolidated balance sheets. The derivative assets were recorded at fair value as of February 24, 2025, and are marked to fair value at each subsequent reporting period. The fair value of the Castle Creek Warrant as of February 24, 2025 was determined using a Black-Scholes model using a volatility of 110% and risk-free rate of 4.2%.
Agenus Transaction
On May 29, 2024, we closed the transactions pursuant to the $75 million purchase and sale agreement (the “Agenus Agreement”), dated May 6, 2024, among us and Agenus Inc., Agenus Royalty Fund, LLC, and Agenus Holdings 2024, LLC (collectively, “Agenus”). Under the terms of the Agenus Agreement, we received (i) 18.75% of the licensed royalties and 31.875% of the future licensed milestones paid to Agenus on six-partnered oncology programs, including BMS-986442 (Bristol Myers Squibb), AGEN2373 (Gilead Sciences), INCAGN2385 and INCAGN2390 (Incyte), MK-4830 (Merck), and UGN-301 (UroGen Pharma) (collectively referred as “Agenus Partnered Programs”), and (ii) a synthetic 2.625% royalty on future global net sales of Agenus’ novel immuno-oncology botensilimab in combination with balstilimab (“BOT/BAL”) program, collectively subject to certain events which may adjust the royalty and milestone percentages paid to us. In addition, we received the option to commit an additional $25 million in the same assets on a pro rata basis which expired on June 30, 2025 (“Upsize Option”). We have also agreed to allow Agenus to raise up to an additional $100 million bringing the total syndicated purchase price up to an aggregate of $200 million. As part of the Agenus Agreement, Agenus will grant us security over certain assets related to the programs included in the Agenus Agreement, subject to certain customary exceptions.
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
For additional information on the Agenus Partnered Program derivative assets, Agenus Warrant, and Upsize Option, see Note 6, Fair Value Measurement.
We accounted for the acquired BOT/BAL rights as a financial royalty asset, which is currently put under the non-accrual method as management cannot reliably estimate future cash flows from this program. The amount of BOT/BAL financial royalty asset was determined as the residual value from the $75 million aggregate investment amount, less fair value of all acquired derivative assets as of May 29, 2024. For additional information on the Agenus BOT/BAL rights, see Note 5, Financial Royalty Assets, net.
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
We account for the earnout liabilities in the Apeiron Acquisition in accordance with ASC450, Contingencies, and will recognize respective liability when the contingency is resolved, and the liability becomes payable. No earnout liability is recognized as of June 30, 2025 or as of December 31, 2024.
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
As the result of this investment, we did not obtain control or significant influence over InvIOs. We determined that common stock of InvIOs did not have a readily determinable fair value and therefore elected the measurement alternative in ASC 321 to subsequently record the investment at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. When fair value becomes determinable, from observable price changes in orderly transactions, our investment will be marked to fair value.
5. Financial Royalty Assets, net
Financial royalty assets consist of the following (in thousands):

	June 30, 2025			December 31, 2024
	Gross carrying value(2)	Allowance (1)	Net carrying value (2)	Gross carrying value(2)	Allowance (1)	Net carrying value
Qarziba	$114,038	$(530)	$113,508	$105,329	$(484)	$104,845
Agenus Bot/Bal (see Note 3)	40,815	(408)	40,407	40,815	(408)	40,407
Tolerance Therapeutics (Tzield®)	25,461	(99)	25,362	25,613	(101)	25,512
Ohtuvayre inventors	16,637	(156)	16,481	15,969	(157)	15,812
Elutia (CorMatrix)	8,087	(1,487)	6,600	9,418	(2,268)	7,150
InvIOs	1,396	(70)	1,326	1,238	(62)	1,176
Selexis	186	(38)	148	205	(58)	147
Total financial royalty assets, net	$206,620	$(2,788)	$203,832	$198,587	$(3,538)	$195,049
(1) The amounts of allowance include cumulated allowance for changes in expected cash flows and cumulated allowance for current expected credit losses.
(2) The amounts include current portion of financial royalty assets which represents an estimation for current quarter royalty receipts that are collected during the subsequent quarter. The current portion of financial royalty assets amounted to $10.3 million and $10.0 million were presented in a separate line on our condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively.
Financial royalty assets represent a portfolio of future milestone and royalty payment rights acquired in the Apeiron Acquisition in July 2024, from Agenus in May 2024, Selexis, S.A. (“Selexis”) in April 2013 and May 2015, CorMatrix Cardiovascular, Inc. (“CorMatrix”) in May 2016, which was later acquired by Aziyo (Aziyo changed its corporate name to Elutia Inc. (“Elutia”) in September 2023) in 2017, Ovid Therapeutics Inc. (“Ovid”) in October 2023, Tolerance Therapeutics, Inc. (“Tolerance Therapeutics”) in November 2023, and from certain Ohtuvayre inventors in March 2024, August 2024 and January 2025.
There was no impairment loss for the three and six months ended June 30, 2025. During three and six months ended June 30, 2024, we recorded a $26.2 million impairment loss for Ovid (Soticlestat) financial royalty asset and a $0.3 million impairment loss for Selexis financial royalty asset.
Apeiron financial royalty assets
As discussed in Note 4, Apeiron Acquisition, we acquired certain financial royalty assets within the Apeiron Acquisition, including Qarziba and certain InvIOs programs, recorded at $104.9 million and $1.3 million, respectively, as of the Apeiron Acquisition date. As Qarziba is a commercial phase program, we are able to reasonably estimate future cash flows and, as such, we recognized income from Qarziba financial royalty assets starting from the Apeiron Acquisition effective date. We account for InvIOs financial royalty assets using the non-accrual method until we are able to reliably estimate future cash flows.

Tzield Agreement
In November 2023, we acquired Tolerance Therapeutics for $20 million in cash. Tolerance Therapeutics was a holding company, owned by the inventors of Tzield (teplizumab), and is owed a royalty of less than 1% on worldwide net sales of Tzield. Tzield is marketed by Sanofi, starting in 2023. For tax purposes this transaction was treated as a stock deal, so there is no step-up in basis and tax attributes. Therefore, during the year ended December 31, 2024, a deferred tax liability of $5.5 million was recognized on the book basis and tax basis difference and recorded to the book value of the Tolerance Therapeutics’ financial royalty asset. Due to the early stages of Tzield’s commercialization, management has placed the investment on the non-accrual method until we are able to reliably estimate future cash flows.
Ohtuvayre Inventors Agreements
In March 2024, August 2024 and January 2025, we acquired future milestone and royalty rights related to Ohtuvayre from certain Ohtuvayre inventors for a total of $3.8 million, $13.6 million and $1.8 million, respectively. On June 26, 2024, Verona Pharma plc received FDA approval for ensifentrine for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). During the third quarter of 2024, Verona started commercial sales of ensifentrine (marketed as OhtuvayreTM) in the U.S. Due to the early stages of Ohtuvayre’s commercialization, management has placed the investment on the non-accrual method until we are able to reliably estimate future cash flows.
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
In January 2024, we executed an amendment to our agreement with Elutia which will allow us to reliably estimate future cash flows. As such, the Elutia asset was switched from the non-accrual method to the effective interest method during the first quarter of 2024. We further considered the current and expected future economic and market conditions, current company performance and recent payments received from Elutia. During the three months ended June 30, 2025 and 2024, we recorded a reduction of $0.4 million and $1.5 million, respectively, to Elutia allowance of expected credit loss. During the six months ended June 30, 2025 and 2024, we recorded a reduction of $0.8 million and $4.6 million, respectively, to Elutia allowance of expected credit loss.
Soticlestat Agreement
In October 2023, we made an investment of $30 million to acquire a 13% portion of the royalties and milestones owed to Ovid Therapeutics related to the potential approval and commercialization of soticlestat.
In June 2024, Takeda announced topline results of the Phase 3 clinical trial of soticlestat, narrowly missing its primary endpoint to reduce convulsive seizure frequency compared to placebo in patients with Dravet syndrome, and missing its primary endpoint to reduce major motor drop seizure frequency compared to a placebo in patients with Lennox-Gastaut syndrome. As a result, we recognized an impairment over the soticlestat financial royalty asset of $26.2 million during the three and six months ended June 30, 2024. In January 2025, Takeda announced its decision to discontinue its soticlestat program. As a result, we recognized a full impairment of the soticlestat financial royalty asset in the fourth quarter of 2024.

6. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The following table presents the hierarchy for our assets and liabilities measured at fair value (in thousands):

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments, excluding Viking(1)	$72,560	$78,291	$—	$150,851	$81,807	$61,811	$—	$143,618
Investment in Viking common stock	26,500	—	—	26,500	40,240	—	—	40,240
Derivative assets(2)	—	—	17,958	17,958	—	—	10,583	10,583
Total assets	$99,060	$78,291	$17,958	$195,309	$122,047	$61,811	$10,583	$194,441
Liabilities:
Contingent liabilities - CyDex	$—	$—	$351	$351	$—	$—	$383	$383
Contingent liabilities - Metabasis(3)	—	5,211	—	5,211	—	3,298	—	3,298
Total liabilities	$—	$5,211	$351	$5,562	$—	$3,298	$383	$3,681
(1) Excluding our investment in Viking common stock, corporate equity securities, and US government securities, our short-term investments in marketable debt and equity securities are classified as available-for-sale securities based on management’s intentions and are at level 2 of the fair value hierarchy, as these investment securities are valued based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We have classified marketable securities with original maturities of greater than one year as short-term investments based upon our ability and intent to use any or all of those marketable securities to satisfy the liquidity needs of our current operations.
(2) Derivative assets include instruments used for risk-management purposes, and other instruments. Derivative assets which are not used for risk management purposes include: (a) Agenus Partnered Programs, (b) Primrose mRNA derivative, (c) Castle Creek Milestone, (d) Agenus Warrant, and (e) Castle Creek Warrant. They are recognized as derivative assets under ASC 815, Derivatives and Hedging. The fair value of the Agenus Partnered Programs, Primrose mRNA, and Castle Creek Milestone derivative assets was determined using a discounted cash flow approach, utilizing the mostly-likely cash flows which considered the probability of success for the underlying clinical programs. The discount rate used contemplates the underlying credit and business risk of the partnered programs. At June 30, 2025, the discount rates used a range between 15% and 28%. At December 31, 2024, the discount rate used a range between 15% and 28%. The fair value of the Agenus Warrant and Castle Creek Warrant was determined using a Black-Scholes model.
(3) In connection with our acquisition of Metabasis in January 2010, we issued Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by us from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The liability for the CVRs is determined using quoted prices in a market that is not active for the underlying CVR. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. Several of the Metabasis drug development programs have been outlicensed to Viking, including VK2809. VK2809 is a novel selective TR-β agonist with potential in multiple indications, including hypercholesterolemia, dyslipidemia, NASH, and X-ALD. Under the terms of the agreement with Viking, we may be entitled to up to $375 million of development, regulatory and commercial milestones and tiered royalties on potential future sales including a $10 million payment upon initiation of a Phase 3 clinical trial. During the three months ended June 30, 2025 and 2024, we recorded a change in the fair value of the Metabasis CVR liability that amounted to $0.1 million and $1.1 million, respectively, to mark to market. During the six months ended June 30, 2025 and 2024, we recorded a change in the fair value of the Metabasis CVR liability that amounted to $1.9 million and $1.1 million, respectively, to mark to market.
A reconciliation of the level 3 financial instruments as of June 30, 2025 is as follows (in thousands):

Assets
Fair value of level 3 financial instruments as of December 31, 2024	$10,583
Additions to derivative assets	7,620
Fair value adjustments to derivative assets	(245)
Fair value of level 3 financial instruments as of June 30, 2025	$17,958

Liabilities
Fair value of level 3 financial instruments as of December 31, 2024	$383
Payments to CVR holders and other contingent payments	(50)
Fair value adjustments to contingent liabilities	18
Fair value of level 3 financial instruments as of June 30, 2025	$351

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
We evaluate intangible assets with estimated useful lives and long-lived assets whenever circumstances occur indicating that intangible assets may not be recoverable. An impairment evaluation is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the intangible assets with estimated useful lives and long-lived assets are largely independent of other groups of assets and liabilities.
There was no impairment of our goodwill, intangible assets with estimated useful lives, or long-lived assets recorded during the three and six months ended June 30, 2025 and 2024.
Fair Value of Financial Instruments
Our cash and cash equivalents, accounts receivable, other current assets, financial royalty assets, accounts payable, accrued liabilities, deferred revenue, current operating lease liabilities, and current finance lease liabilities are financial instruments and are recorded at cost in the condensed consolidated balance sheets. The estimated fair value of the remaining financial instruments approximates their carrying value.
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
As of June 30, 2025 and December 31, 2024, we had $124.4 million in available borrowing under the Revolving Credit Facility, after utilizing $0.6 million for letter of credit. The maturity date of the Revolving Credit Facility, as amended, is October 12, 2026.
As of June 30, 2025 and December 31, 2024, there were no events of default or violation of any covenants under our financing obligations.

8. Income Tax
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various foreign and state jurisdictions with different statutory rates, the use of tax loss carryforwards to reduce foreign taxes, benefits related to tax credits, and the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three months ended June 30, 2025 and 2024 was 56.8% and 20.6%, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024 was 3.5% and 28.8%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2025 was primarily due to Section 162(m) limitation on deduction for officer compensation, other non-deductible items and income from foreign operations, which were partially offset by the foreign derived intangible income deduction. The variance from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2024 was primarily due to tax benefits from the foreign-derived intangible income deduction, as well as the research and development tax credits, which were partially offset by the Section 162(m) limitation during the period.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. This new legislation has multiple effective dates, with certain provisions becoming effective in 2025 and others implemented through 2027. We are currently assessing the impact of OBBBA on our consolidated financial statements.
9. Stockholders’ Equity
We grant options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 11, Stockholders’ Equity, of the Notes to Consolidated Financial Statements in our 2024 Annual Report.
The following is a summary of our stock option and restricted stock activity and related information:

	Stock Options		Restricted Stock Awards
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2024	2,226,273	$75.14	437,872	$83.55
Granted	457,376	$114.14	231,761	$106.95
Options exercised/RSUs vested	(176,281)	$69.16	(200,866)	$76.46
Forfeited	(57,913)	$83.95	(5,933)	$87.97
Balance as of June 30, 2025	2,449,455	$82.65	462,834	$98.29
As of June 30, 2025, outstanding options to purchase 1.3 million shares were exercisable with a weighted average exercise price per share of $73.19.
Employee Stock Purchase Plan
The price at which common stock is purchased under the Amended Employee Stock Purchase Plan (“ESPP”) is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of June 30, 2025, 21,137 shares were available for future purchases under the ESPP.
At-the-Market Equity Offering Program
On September 30, 2022, we filed a registration statement on Form S-3 (the “Shelf Registration Statement”), which became automatically effective upon filing, covering the offering of common stock, preferred stock, debt securities, warrants and units.
On September 30, 2022, we also entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million in “at the market” offerings through the Agent (the “ATM Offering”). The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $100 million of our common stock from time to time through the ATM Offering. The shares to be sold under the Sales Agreement may be issued and sold pursuant to the Shelf Registration Statement. During the three and six months ended June 30, 2025 and 2024, we did not issue any shares of common stock in the ATM Offering.
Share Repurchases
In April 2023, our Board of Directors has approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50 million of our common stock from time to time through April 2026. We expect to acquire shares, if at all, primarily through open-market transactions in accordance with all applicable requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. During the three and six months ended June 30, 2025 and 2024, we did not repurchase any shares of common stock, respectively.
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
On August 22, 2024, CyDex Pharmaceuticals, Inc. filed a Verified Complaint in the Delaware Court of Chancery against Bexson Biomedical, Inc. (“Bexson”), asserting claims for declaratory relief and breach of contract arising out of a Captisol In Vivo Agreement (the “In Vivo Agreement”) between the parties, pursuant to which CyDex provided Bexson with research-grade Captisol and related confidential and proprietary information for a potential new formulation of ketamine being developed by Bexson. CyDex alleges that Bexson breached its obligations under the In Vivo Agreement, including by misusing confidential information and materials provided by CyDex and by using CyDex’s confidential information and materials to file patent applications that purport to cover formulations that are “not ketamine”. CyDex also asserts that Bexson failed to return and destroy CyDex’s confidential information and materials as required by the In Vivo Agreement. CyDex seeks relief including specific performance of certain co-ownership provisions of the In Vivo Agreement and disgorgement from Bexson for any benefits obtained in violation of the In Vivo Agreement. On September 27, 2024, Bexson filed a Motion to Dismiss the Verified Complaint. A Verified Amended Complaint was filed by CyDex on November 6, 2024, and a Motion to Dismiss the Verified Amended Complaint was filed by Bexson on January 17, 2025. On May 23, 2025, Bexson withdrew its pending Motion to Dismiss and filed a Verified Counterclaim, Answer, and Affirmative Defenses. On July 17, 2025, CyDex and Bexson agreed to a joint stipulation for a schedule on judgment on the pleadings, providing for briefing to be complete by November 17, 2025. CyDex filed its reply to Bexson’s counterclaim on July 23, 2025.
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
Operating Leases
In March 2025, we extended the lease agreement for our office located in Boston, Massachusetts for three years from May 2029 to May 2032, which resulted in a $0.8 million increase in both operating right-of-use assets and operating lease liabilities at lease commencement date. In May 2025, we commenced the expansion of the lease agreement for our office located in Boston, Massachusetts, for an additional 3,806 square feet, which resulted in a $1.5 million increase in both operating right-of-use assets and operating lease liabilities as of the lease commencement date.

11. Subsequent Events
On July 1, 2025, our wholly owned subsidiary, LNHC, Inc. was disposed and became a wholly owned subsidiary of Channel Therapeutics Corporation (“Channel”). The combined company now operates under the name Pelthos Therapeutics Inc. (“Pelthos”). Our CEO and director, Todd Davis, was also a director on Channel’s board of directors. Mr. Davis did not participate in and recused himself from both boards’ consideration and approval of this transaction, which was in the case of the Company approved by an authorized special transaction committee of the Board. Upon the consummation of the Pelthos Merger, Mr. Davis and Richard Baxter (our Senior Vice President of Investment Operations) were appointed to Pelthos’ board of directors. Concurrent with the Pelthos Merger, Ligand invested $18.0 million into Pelthos out of total $50.1 million of equity capital investment made by Ligand and a group of strategic investors led by Murchinson. Ligand is entitled to a 13% royalty on worldwide net sales of ZELSUVMI which was commercially launched by Pelthos on the U.S. market on July 10, 2025.
On August 4, 2025, we invested $25 million in strategic capital to fund Orchestra BioMed (“Orchestra”)’s late-stage partnered cardiology programs with an additional $15 million to be funded, subject to certain conditions precedent, at the nine-month anniversary of the transaction closing date. Our investment included a $20 million cash payment and an additional $5 million in an equity private placement at the public offering price of $2.75 per share in Orchestra’s public offering. In exchange, we will receive a low double-digit royalty on the first $100 million in commercial revenues from Orchestra’s AVIM therapy and Virtue SAB programs in all indications. We will also earn a mid-single-digit royalty on annual revenues exceeding $100 million in commercial revenues from AVIM therapy in the uncontrolled hypertension and increased cardiovascular risk indication and Virtue SAB in coronary artery disease indications. At the time of the transaction, our director Jason Aryeh also served as a director on the board of Orchestra. The investment decision was made solely by management in the ordinary course of business. The Board of Directors, including Mr. Aryeh, was not involved in the approval of the transaction.

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
Business Updates
Pelthos Therapeutics Transaction
On July 2, 2025, we announced the completion of its previously announced merger between the Company's wholly owned subsidiary, LNHC, Inc., and CHRO Merger Sub Inc., a wholly owned subsidiary of Channel Therapeutics Corporation (“Channel”). The combined company operates under the name Pelthos Therapeutics Inc. (“Pelthos”) and trades on the NYSE American exchange under the ticker symbol “PTHS”.
Concurrent with the merger, Pelthos raised $50.1 million of equity capital, including a private placement from a group of strategic investors led by Murchinson (“Investor Group” and together with Ligand, the “Investors”). The Investor Group invested $32 million and Ligand invested $18 million in the combined company, respectively. The capital was invested into

Pelthos’ Series A Convertible Preferred Stock (“Series A”) and common stock and includes cancellation of approximately $18.8 million in bridge capital that was advanced to Pelthos by several of the Investors (including Ligand) since the beginning of 2025 to support the commercial launch of Zelsuvmi.
On July 10, 2025, Pelthos commercially launched Zelsuvmi (berdazimer) topical gel 10.3%, the first and only U.S. FDA approved at-home treatment for molluscum contagiosum. Ligand earned a $5 million milestone payment from Pelthos following the commercial launch of Zelsuvmi. Ligand is also entitled to a 13% royalty on worldwide sales of Zelsuvmi, excluding Japan, and up to an additional $5 million in commercial sales milestones.
New Royalty Investment in Orchestra BioMed
On August 4, 2025, we invested $25 million in strategic capital to fund Orchestra BioMed's late-stage partnered cardiology programs with an additional $15 million to be funded, subject to certain conditions precedent, at the nine-month anniversary of the transaction closing date. Our investment included a $20 million cash payment and an additional $5 million in an equity private placement at the public offering price of $2.75 per share in Orchestra BioMed’s public offering. In exchange, We will receive a low double-digit royalty on the first $100 million in commercial revenues from Orchestra’s AVIM therapy and Virtue SAB programs in all indications. We will also earn a mid-single-digit royalty on annual revenues exceeding $100 million in commercial revenues from AVIM therapy in the uncontrolled hypertension and increased cardiovascular risk indication and Virtue SAB in coronary artery disease indications.
Portfolio Updates
On July 9, 2025, Merck and Verona announced a definitive agreement under which Merck, through a subsidiary, will acquire Verona for $107 per American Depository Share (ADS), each of which represents eight Verona ordinary shares, for a total transaction value of approximately $10 billion. Verona's portfolio includes Ohtuvayre, which was approved by the FDA in June 2024 for the maintenance treatment of COPD in adult patients. Ligand receives a 3% royalty on Ohtuvayre sales.
On July 7, 2025, Agenus announced that its botensilimab and balstilimab (BOT/BAL) combination achieved a two-year survival rate of 42% along with a more mature 21-month median overall survival in an expanded cohort of 123 patients with microsatellite-stable (MSS) metastatic colorectal cancer (mCRC) without active liver metastases (NLM). Agenus also confirmed that it has reached agreement with the FDA on the design of the global BATTMAN Phase 3 trial. The FDA waived the need for a BOT monotherapy arm, allowing for a simple two-arm study design.
On June 23, 2025, Palvella Therapeutics announced the full enrollment in SELVA, a Phase 3 trial of Qtorin 3.9% rapamycin anhydrous gel (Qtorin rapamycin) for the treatment of microcystic lymphatic malformations (microcystic LMs). The Phase 3 trial enrolled 51 subjects, exceeding the original target of 40 subjects by over 25%. Top-line results from SELVA are expected in the first quarter of 2026, with a NDA submission planned for the second half of 2026.
On June 3, 2025, Agenus announced it entered into a partnership agreement with Zydus designed to accelerate clinical development, scale global manufacturing, and expand patient access to BOT/BAL. The strategic collaboration includes an exchange of Agenus’ state-of-the-art biologics CMC facilities in Emeryville, CA and Berkeley, CA for an upfront consideration of $75 million. Moreover, Agenus will receive up to an additional $50 million in contingent payments triggered by BOT/BAL production orders. This collaboration enables Agenus to unlock the value of its manufacturing assets and secure strategic capital to drive BOT/BAL toward global regulatory engagement and commercialization.
On May 23, 2025, CSL Vifor announced that the National Institute for Health and Care Excellence (NICE) has published final draft guidance recommending that Filspari can be used in the NHS in England as an option to treat primary IgA nephropathy in adults with a urine protein excretion of 1.0 g/day or more, or a urine protein-to-creatinine ratio of 0.75 g/g or more.
On May 16, 2025, Nuance announced top-line results from the Phase 3 ENHANCE-CHINA trial which evaluated nebulized ensifentrine (marketed as Ohtuvayre in the U.S.) for the maintenance treatment of chronic obstructive pulmonary disease (COPD). The ENHANCE-CHINA trial successfully met its primary endpoint, as well as secondary endpoints demonstrating improvements in lung function.
On May 15, 2025, Travere announced that the FDA accepted its supplemental New Drug Application (sNDA) for traditional approval of Filspari (sparsentan) for the treatment of focal segmental glomerulosclerosis (FSGS). The FDA has assigned a Prescription Drug User Fee Act (PDUFA) target action date of January 13, 2026, and has indicated that it is currently planning to hold an advisory committee meeting to discuss the application. Additionally, Travere continues to expect a PDUFA target action date of August 28, 2025 for its sNDA requesting modification of liver monitoring and removal of embryo-fetal toxicity monitoring REMS for Filspari for the treatment of adults with primary immunoglobulin A nephropathy (IgAN) who are at risk for disease progression.

Results of Operations
Revenue and Other Income

(Dollars in thousands)	Q2 2025	Q2 2024	Change	% Change	YTD 2025	YTD 2024	Change	% Change
Revenue from intangible royalty assets	$30,084	$22,603	$7,481	33%	$51,671	$40,960	$10,711	26%
Income from financial royalty assets	6,313	559	5,754	1,029%	12,215	1,297	10,918	842%
Royalties	36,397	23,162	13,235	57%	63,886	42,257	21,629	51%
Captisol	8,287	7,500	787	10%	21,747	16,712	5,035	30%
Contract revenue and other income	2,943	10,869	(7,926)	(73)%	7,327	13,540	(6,213)	(46)%
Total revenue and other income	$47,627	$41,531	$6,096	15%	$92,960	$72,509	$20,451	28%
Q2 2025 vs. Q2 2024
Total revenue and other income increased by $6.1 million, or 15%, to $47.6 million in Q2 2025 compared to $41.5 million in Q2 2024. Royalties increased by $13.2 million, or 57%, to $36.4 million in Q2 2025 compared to $23.2 million in Q2 2024, primarily due to income from Qarziba financial royalty asset acquired in Q3 2024 and an increase in Filspari sales. Captisol sales increased by $0.8 million, or 10%, to $8.3 million in Q2 2025 compared to $7.5 million in Q2 2024, primarily due to the timing of customer orders. Contract revenue and other income decreased by $7.9 million, or 73%, to $2.9 million in Q2 2025 compared to $10.9 million in Q2 2024, with the difference due to the timing of partner milestone events.
YTD 2025 vs. YTD 2024
Total revenue and other income increased by $20.5 million, or 28%, to $93.0 million in YTD 2025 compared to $72.5 million in YTD 2024. Royalties increased by $21.6 million, or 51%, to $63.9 million in YTD 2025 compared to $42.3 million in YTD 2024, primarily due to income from Qarziba financial royalty asset acquired in Q3 2024 and an increase in Filspari sales. Captisol sales increased by $5.0 million, or 30%, to $21.7 million in YTD 2025 compared to $16.7 million in YTD 2024, primarily due to the timing of customer orders. Contract revenue and other income decreased by $6.2 million, or 46%, to $7.3 million in YTD 2025 compared to $13.5 million in YTD 2024, with the difference due to the timing of partner milestone events.
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
The following table represents revenue from intangible royalty assets by program (in millions):

(in millions)	Q2 2025 Estimated Partner Product Sales	Effective Royalty Rate	Q2 2025 Royalty Revenue	Q2 2024 Estimated Partner Product Sales	Effective Royalty Rate	Q2 2024 Royalty Revenue
Kyprolis	$398.0	2.2%	$8.8	$400.0	2.3%	$9.0
Evomela	7.5	20.0%	1.5	13.5	20.0%	2.7
Teriparatide injection(1)	7.4	31.1%	2.3	7.8	26.9%	2.1
Rylaze	103.2	2.8%	2.9	107.8	3.0%	3.2
Filspari	73.3	9.0%	6.6	26.7	9.0%	2.4
Vaxneuvance	229.0	1.1%	2.6	189.0	0.6%	1.1
Other	310.9	1.7%	5.4	103.8	2.0%	2.1
Total	$1,129.3		$30.1	$848.6		$22.6

(in millions)	YTD 2025 Estimated Partner Product Sales	Effective Royalty Rate	YTD 2025 Royalty Revenue	YTD 2024 Estimated Partner Product Sales	Effective Royalty Rate	YTD 2024 Royalty Revenue
Kyprolis	$751.8	1.8%	$13.5	$802.4	1.9%	$15.6
Evomela	17.0	20.0%	3.4	20.5	20.0%	4.1
Teriparatide injection(1)	12.1	28.9%	3.5	15.6	26.3%	4.1
Rylaze	197.5	3.0%	6.0	210.5	2.9%	6.2
Filspari	132.2	9.0%	11.9	46.7	9.0%	4.2
Vaxneuvance	452.6	0.9%	3.9	402.4	0.6%	2.5
Other	585.1	1.6%	9.5	195.2	2.2%	4.3
Total	$2,148.3		$51.7	$1,693.3		$41.0
(1) We receive tiered profit sharing of 25% on quarterly profits less than $3.75 million, 35% on quarterly profits greater than $3.75 million but less than $7.5 million and 40% on quarterly profits greater than $7.5 million.
Contract revenue includes service revenue, license fees and development, regulatory and sales based milestone payments.
Operating Costs and Expenses

(Dollars in thousands)	Q2 2025	% of Revenue	Q2 2024	% of Revenue	YTD 2025	% of Revenue	YTD 2024	% of Revenue
Cost of Captisol	$2,907		$2,906		$7,756		$5,788
Amortization of intangibles	8,258		8,257		16,515		16,443
Research and development	6,567		5,354		56,652		11,325
General and administrative	20,175		17,623		38,976		28,574
Financial royalty assets impairment	—		26,491		—		26,491
Fair value adjustments to partner program derivatives	1,276		—		833		—
Total operating costs and expenses	$39,183	82%	$60,631	146%	$120,732	130%	$88,621	122%
Q2 2025 vs. Q2 2024
Total operating costs and expenses decreased by $21.4 million, or 35%, to $39.2 million in Q2 2025 compared to $60.6 million in Q2 2024.
Cost of Captisol remained steady at $2.9 million in Q2 2025 compared to $2.9 million in Q2 2024.
Amortization of intangibles remained steady at $8.3 million in Q2 2025 compared to $8.3 million in Q2 2024.
At any one time, we are working on multiple R&D programs. As such, we generally do not track our R&D expenses on a specific program basis. Research and development expense was $6.6 million for Q2 2025, compared with $5.4 million for Q2 2024, with the increase primarily attributable to expenses incurred by Pelthos in preparation for the commercial launch of ZELSUVMI.
General and administrative expense was $20.2 million for Q2 2025, compared to $17.6 million for Q2 2024, with the increase primarily attributable to employee related costs and operating costs associated with incubating the Pelthos business.
Financial royalty asset impairment was $26.5 million for Q2 2024 due to Takeda’s Soticlestat missing its Phase 3 clinical trial primarily endpoint of reducing the frequency of convulsive seizures for patients with Dravet Syndrome.
Fair value adjustment to partner program derivatives was $1.3 million for Q2 2025 compared to zero for Q2 2024.
YTD 2025 vs. YTD 2024
Total operating costs and expenses increased by $32.1 million, or 36%, to $120.7 million in YTD 2025 compared to $88.6 million in YTD 2024.
Cost of Captisol increased by $2.0 million, or 34%, to $7.8 million in YTD 2025 compared to $5.8 million in YTD 2024, with the increase primarily due to the higher Captisol sales in YTD 2025 compared to YTD 2024.
Amortization of intangibles remained steady at $16.5 million in YTD 2025 compared to $16.4 million in YTD 2024.

Research and development expense was $56.7 million for YTD 2025, compared with $11.3 million for YTD 2024, with the increase primarily due to a $44.3 million research and development funding arrangement related to the D-Fi royalty rights acquired with the Castle Creek Investment transaction as discussed in Note 3, Castle Creek and Agenus Transactions.
General and administrative expense was $39.0 million for YTD 2025, compared to $28.6 million for YTD 2024, with the increase primarily due to employee related costs and operating costs associated with incubating the Pelthos business.
Financial royalty asset impairment was $26.5 million for YTD 2024 due to Takeda’s Soticlestat missing its Phase 3 clinical trial primarily endpoint of reducing the frequency of convulsive seizures for patients with Dravet Syndrome.
Fair value adjustment to partner program derivatives was $0.8 million for YTD 2025 compared to zero for YTD 2024.
Non-operating Income and Expenses

(Dollars in thousands)	Q2 2025	Q2 2024	Change	% Change	YTD 2025	YTD 2024	Change	% Change
Gain (loss) from short-term investments	$939	$(14,256)	$15,195	(107)%	$(11,428)	$96,516	$(107,944)	(112)%
Interest income	1,621	2,757	(1,136)	(41)%	3,392	4,777	(1,385)	(29)%
Interest expense	(1,153)	(1,268)	115	(9)%	(2,020)	(1,411)	(609)	43%
Other non-operating expense, net	1,372	(33,523)	34,895	(104)%	(1,129)	(35,713)	34,584	(97)%
Total non-operating income (expenses), net	$2,779	$(46,290)	$49,069	(106)%	$(11,185)	$64,169	$(75,354)	(117)%
Q2 2025 vs. Q2 2024
The fluctuation in the gain (loss) from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock and other equity security investments. The gain from short-term investments was $0.9 million in Q2 2025 as compared to the net loss from short-term investments of $14.3 million in Q2 2024. In Q2 2025, we recorded an unrealized gain on Viking shares of $2.4 million as compared to an unrealized loss of $29.0 million in Q2 2024. In addition, we recorded a gain of $15.2 million on the fair value adjustment to the Viking Share Collar in Q2 2024.
Interest income consists primarily of interest earned on our short-term investments. The decrease over the prior year period was due to the decrease in average investment balances in Q2 2025 compared to Q2 2024.
Interest expense consists primarily of interest accrued related to a royalty and milestone payments purchase agreement entered into by Novan, Inc. in 2019, and assumed by Pelthos as part of the Novan acquisition in September 2023.
Other non-operating expense, net, primarily consists of mark-to-market adjustments on derivatives (other than the Viking Share Collar and the partner program derivatives) and CVRs. Other non-operating expense, net, in Q2 2025 decreased by $34.9 million as compared to Q2 2024, primarily due to the fair market changes to derivative assets and the revaluation of investments in Primrose Bio and the equity method loss related to Primrose Bio in Q2 2024.
YTD 2025 vs. YTD 2024
The fluctuation in the gain (loss) from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock and other equity security investments. The net loss from short-term investments was $11.4 million in YTD 2025 as compared to the net gain from short-term investments of $96.5 million in YTD 2024. In YTD 2025, we recorded an unrealized loss on Viking shares of $13.7 million as compared to an unrealized gain of $21.8 million in YTD 2024. In addition, we recorded a gain of $15.2 million on the the fair value adjustment to the Viking Share Collar in YTD 2024. Besides, we sold 0.7 million shares of Viking common stock and recognized a realized gain of $60.0 million in total in YTD 2024.
Interest income consists primarily of interest earned on our short-term investments. The decrease over the prior year period was due to the decrease in average investment balances in YTD 2025 compared to YTD 2024.
Interest expense consists primarily of interest accrued related to a royalty and milestone payments purchase agreement entered into by Novan, Inc. in 2019, and assumed by Pelthos as part of the Novan acquisition in September 2023.
Other non-operating expense, net, primarily consists of mark-to-market adjustments on derivatives (other than the Viking Share Collar and the partner program derivatives) and CVRs. Other non-operating expense, net, in YTD 2025 decreased by $34.6 million as compared to YTD 2024, primarily due to the fair market changes to derivative assets and the revaluation of investments in Primrose Bio and the equity method loss related to Primrose Bio in YTD 2024.
Income Tax Expense

(Dollars in thousands)	Q2 2025	Q2 2024	Change	YTD 2025	YTD 2024	Change
(Loss) income before income taxes	$11,223	$(65,390)	$76,613	$(38,957)	$48,057	$(87,014)
Income tax benefit (expense)	(6,376)	13,479	(19,855)	1,353	(13,829)	15,182
(Loss) income from operations	$4,847	$(51,911)	$56,758	$(37,604)	$34,228	$(71,832)
Effective tax rate	56.8%	20.6%		3.5%	28.8%
We compute our income tax provision by applying the estimated annual effective tax rate to income from operations and adding the effects of any discrete income tax items specific to the period. The effective tax rate for the three months ended June 30, 2025 and 2024 was 56.8% and 20.6%, respectively. The effective tax rate for the six months ended June 30, 2025 and 2024 was 3.5% and 28.8%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2025 was primarily due to Section162(m) limitation on deduction for officer compensation, other non-deductible items and income from foreign operations, which were partially offset by the foreign derived intangible income deduction. The variance from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2024 was primarily due to tax benefits from the foreign-derived intangible income deduction, as well as the research and development tax credits, which were partially offset by the Section 162(m) limitation during the period.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.
Liquidity and Capital Resources
As of June 30, 2025, our cash, cash equivalents, and short-term investments totaled $245.0 million, which decreased by $11.1 million from the end of last year mainly due to the cash paid for the Castle Creek transaction. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and short-term investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.
Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. Our short-term investments include U.S. government debt securities, investment-grade corporate debt securities, and certificates of deposit. We have established guidelines relative to diversification and maturities of our investments in order to provide both safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Additionally, we own certain securities which are classified as short-term investments that we received as a result of a milestone and an upfront license payment as well as 1.0 million shares of common stock in Viking.
On September 30, 2022, we entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million in “at the market” offerings through the Agent (the “ATM Offering”). The shelf registration statement relating to such shares included a prospectus covering the offering, issuance and sale of up to $100 million of our common stock from time to time through the ATM Offering. The shares to be sold under the Sales Agreement may be issued and sold pursuant to the shelf registration statement. During the three and six months ended June 30, 2025 and 2024, we did not issue any shares of common stock in the ATM Offering.
In April 2023, our Board has approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50 million of our common stock from time to time through April 2026. We expect to acquire shares, if at all, primarily through open-market transactions in accordance with all applicable requirements of Rule 10b-18 of the Exchange Act. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. During the three and six months ended June 30, 2025 and 2024, we did not repurchase any shares of common stock, respectively, under the stock repurchase program.
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
As of June 30, 2025, we had $124.4 million in available borrowing under the Revolving Credit Facility, after utilizing $0.6 million for letter of credit. The maturity date of the Revolving Credit Facility is October 12, 2026.
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
As of June 30, 2025, we had $5.6 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.
Cash Flow Summary

(Dollars in thousands)	YTD 2025	YTD 2024
Net cash provided by (used in):
Operating activities	$(9,646)	$32,046
Investing activities	$(5,773)	$(58,534)
Financing activities	$10,248	$21,673
During the six months ended June 30, 2025, we used cash in operations primarily for the Castle Creek transaction, partially offset by cash from revenue and other operating income. We used cash in investing activities primarily for purchases of short-term investments, partially offset by cash proceeds from sale and maturity of short-term investments. We generated cash from financing activities primarily due to net proceeds from stock options exercises and ESPP, as well as proceeds from Pelthos investors.
During the six months ended June 30, 2024, we generated cash from operations primarily from revenue and other operating income. We used cash in investing activities for purchases of short-term investments, financial royalty assets and Palvella notes receivable, and for the Agenus Transaction, partially offset by cash proceeds from sale and maturity of short-term investments, including Viking shares, and cash proceeds from financial royalty assets. We generated cash from financing activities primarily due to net proceeds from stock options exercises and ESPP.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to our market risks in the six months ended June 30, 2025, when compared to the disclosures in Item 7A of our 2024 Annual Report.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in

Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2025 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On August 22, 2024, CyDex Pharmaceuticals, Inc. filed a Verified Complaint in the Delaware Court of Chancery against Bexson Biomedical, Inc. (“Bexson”), asserting claims for declaratory relief and breach of contract arising out of a Captisol In Vivo Agreement (the “In Vivo Agreement”) between the parties, pursuant to which CyDex provided Bexson with research-grade Captisol and related confidential and proprietary information for a potential new formulation of ketamine being developed by Bexson. CyDex alleges that Bexson breached its obligations under the In Vivo Agreement, including by misusing confidential information and materials provided by CyDex and by using CyDex’s confidential information and materials to file patent applications that purport to cover formulations that are “not ketamine.” CyDex also asserts that Bexson failed to return and destroy CyDex’s confidential information and materials as required by the In Vivo Agreement. CyDex seeks relief including specific performance of certain co-ownership provisions of the In Vivo Agreement and disgorgement from Bexson for any benefits obtained in violation of the In Vivo Agreement. On September 27, 2024, Bexson filed a Motion to Dismiss the Verified Complaint. A Verified Amended Complaint was filed by CyDex on November 6, 2024, and a Motion to Dismiss the Verified Amended Complaint was filed by Bexson on January 17, 2025. On May 23, 2025, Bexson withdrew its pending Motion to Dismiss and filed a Verified Counterclaim, Answer, and Affirmative Defenses. On July 17, 2025, CyDex and Bexson agreed to a joint stipulation for a schedule on judgment on the pleadings, providing for briefing to be complete by November 17, 2025. CyDex filed its reply to Bexson’s counterclaim on July 23, 2025.
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
During Q2 2025, none of our directors or officers adopted, terminated or materially modified a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1†	Purchase and Sale Agreement entered on February 24, 2025 among Ligand Pharmaceuticals Incorporated, Castle Creek Biosciences, Inc., Castle Creek Biosciences, LLC and a syndicate of co-investors for which Ligand acted as representative (collectively, including Ligand, the “Purchasers”).	10-Q	001-33093	5/09/2025	2.1
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Stockholders' Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.
X
104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.					X

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

Date:	August 8, 2025	By:	/s/ Octavio Espinoza
Octavio Espinoza
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer