Form 10-Q
period 2025-09-30
LIGAND PHARMACEUTICALS INC
filed 2025-11-07
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
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
(Registrant’s Telephone Number, Including Area Code)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 4, 2025, the registrant had 19,681,720 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2024 Annual Report	Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 28, 2025
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
ESPP	Ligand Pharmaceuticals Incorporated Employee Stock Purchase Plan, as amended and restated, effective June 6, 2019
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
GAAP	Generally accepted accounting principles in the United States
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
Metabasis	Metabasis Therapeutics, Inc.
NDA	New Drug Application
Palvella	Palvella Therapeutics, Inc.
Q3 2024	The Company’s fiscal quarter ended September 30, 2024
Q3 2025	The Company’s fiscal quarter ended September 30, 2025
SBC	Share-based compensation expense
SEC	Securities and Exchange Commission
Takeda	Takeda Pharmaceutical Company Limited
Travere	Travere Therapeutics, Inc.
Viking	Viking Therapeutics, Inc.

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
All statements contained herein, other than statements of historical fact, could be deemed to be forward-looking statements. In some instances, forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “plan,” “intends,” “estimates,” “would,” “continue,” “seeks,” “pro forma,” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as those related to our future results of operations and financial position, royalties and milestones under license agreements, Captisol material sales, product development, and product regulatory filings and approvals, and the timing thereof, Ligand’s status as a high-growth company, the imposition and/or announcement of tariffs imposed on the import of certain goods into the U.S. from various countries, as well as other statements that are not historical in nature. You should be aware that the occurrence of any of the events discussed in Part I under Item 1A under the caption “Risk Factors” of this report could negatively affect our results of operations, financial condition and the trading price of our stock.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$139,376	$72,307
Short-term investments	525,146	183,858
Accounts receivable, net	57,560	38,376
Inventory	11,900	14,114
Short-term portion of financial royalty assets, net	12,416	10,025
Income taxes receivable	536	4,073
Other current assets	6,986	8,806
Total current assets	753,920	331,559
Intangible assets, net	233,535	266,648
Goodwill	101,541	105,250
Long-term portion of financial royalty assets, net	206,332	185,024
Noncurrent derivative assets	9,351	10,583
Property and equipment, net	3,466	15,133
Lease right-of-use assets	7,609	9,673
Equity method investments	42,000	—
Other investments	106,721	10,908
Deferred income taxes, net	9,526	72
Other assets	2,771	6,924
Total assets	$1,476,772	$941,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,679	$5,233
Accrued liabilities	24,084	27,906
Income taxes payable	1,284	1,199
Current contingent liabilities	268	206
Current operating lease liabilities	1,089	1,266
Other current liabilities	135	1,302
Total current liabilities	30,539	37,112
Long-term deferred revenue	—	2,246
Long-term contingent liabilities	3,569	3,475
Long-term operating lease liabilities	4,415	5,815
Long-term portion of 2030 convertible senior notes, net	445,493	—
Deferred income taxes, net	22,673	32,524
Other long-term liabilities	19,912	30,163
Total liabilities	526,601	111,335
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 19,656 and 19,106 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	20	20
Additional paid-in capital	362,614	337,377
Accumulated other comprehensive income (loss)	9,322	(5,942)
Retained earnings	578,215	498,984
Total stockholders’ equity	950,171	830,439
Total liabilities and stockholders’ equity	$1,476,772	$941,774

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues and other income:
Revenue from intangible royalty assets	$40,161	$26,552	$91,832	$67,512
Income from financial royalty assets	6,425	5,157	18,640	6,454
Royalties	46,586	31,709	110,472	73,966
Captisol	10,672	6,255	32,419	22,967
Contract revenue and other income	58,203	13,848	65,530	27,388
Total revenues and other income	115,461	51,812	208,421	124,321
Operating costs and expenses:
Cost of Captisol	3,801	2,449	11,557	8,237
Amortization of intangibles	8,097	8,258	24,612	24,701
Research and development	21,019	5,675	77,671	17,000
General and administrative	28,446	24,475	67,422	53,049
Financial royalty assets impairment	—	—	—	26,491
Fair value adjustments to partner program derivatives	(833)	7,812	—	7,812
Total operating costs and expenses	60,530	48,669	181,262	137,290
Operating income (loss)	54,931	3,143	27,159	(12,969)
Non-operating income and expenses:
Gain (loss) from short-term investments	7,798	2,407	(3,630)	98,923
Gain (loss) from change in fair value of equity-method investments and other investments	75,887	(3,029)	75,887	(34,601)
Interest income	3,874	1,347	7,266	6,124
Interest expense	(910)	(741)	(2,930)	(2,154)
Other non-operating expense, net	(443)	(9,466)	(1,572)	(13,605)
Total non-operating income (expenses), net	86,206	(9,482)	75,021	54,687
Income (loss) before income taxes	141,137	(6,339)	102,180	41,718
Income tax expense	(23,864)	(833)	(22,511)	(14,662)
Net income (loss)	$117,273	$(7,172)	$79,669	$27,056

Basic net income (loss) per share	$5.99	$(0.39)	$4.11	$1.50
Shares used in basic per share calculation	19,578	18,419	19,367	18,061

Diluted net income (loss) per share	$5.68	$(0.39)	$3.95	$1.46
Shares used in diluted per share calculation	20,629	18,419	20,170	18,574

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income (loss)	$117,273	$(7,172)	$79,669	$27,056
Unrealized net gain on available-for-sale securities, net of tax	78	121	7	3
Foreign currency translation adjustment, net of tax	750	2,560	15,257	2,560
Comprehensive income (loss)	$118,101	$(4,491)	$94,933	$29,619

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2024	19,106	$20	$337,377	$(5,942)	$498,984	$830,439
ASU 2025-07 adoption: impact as of January 1, 2025 (Note 1)	—	—	—	—	(438)	(438)
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	170	—	(4,669)	—	—	(4,669)
Share-based compensation	—	—	7,836	—	—	7,836
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(22)	—	(22)
Foreign currency translation adjustment, net of tax	—	—	—	4,401	—	4,401
Net loss (as reported)	—	—	—	—	(42,451)	(42,451)
ASU 2025-07 adoption: impact on net loss	—	—	—	—	498	498
Balance at March 31, 2025*	19,276	20	340,544	(1,563)	456,593	795,594
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	135	—	8,094	—	—	8,094
Share-based compensation	—	—	9,997	—	—	9,997
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(49)	—	(49)
Foreign currency translation adjustment, net of tax	—	—	—	10,106	—	10,106
Net income (as reported)	—	—	—	—	4,847	4,847
ASU 2025-07 adoption: impact on net income	—	—	—	—	(1,276)	(1,276)
Balance at June 30, 2025*	19,411	20	358,635	8,494	460,164	827,313
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	347	—	25,523	—	—	25,523
Share repurchase in connection to the 2030 Notes (Note 7)	(102)	—	(15,000)	—	—	(15,000)
2030 Convertible Notes hedge and warrant transactions, net of tax (Note 7)	—	—	(21,290)	—	—	(21,290)
Share-based compensation	—	—	14,746	—	—	14,746
Unrealized gain on available-for-sale securities, net of tax	—	—	—	78	—	78
Foreign currency translation adjustment, net of tax	—	—	—	750	—	750
Net income (as reported)	—	—	—	—	117,273	117,273
ASU 2025-07 adoption: impact on net income for the six months ended June 30, 2025	—	—	—	—	778	778
Balance at September 30, 2025	19,656	$20	$362,614	$9,322	$578,215	$950,171
*Interim equity balances reflect the impact of ASU 2025-07 adoption in Q3 2025 effective January 1, 2025.

	Common Stock		Additional paid in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2023	17,556	$18	$198,696	$(817)	$503,016	$700,913
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	368	—	12,228	—	—	12,228
Share-based compensation	—	—	7,334	—	—	7,334
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(93)	—	(93)
Net income	—	—	—	—	86,139	86,139
Balance at March 31, 2024	17,924	18	218,258	(910)	589,155	806,521
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	179	1	9,552	—	—	9,553
Share-based compensation	—	—	11,060	—	—	11,060
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(25)	—	(25)
Net loss	—	—	—	—	(51,911)	(51,911)
Balance at June 30, 2024	18,103	19	238,870	(935)	537,244	775,198
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	323	—	21,270	—	—	21,270
Issuance of common stock under ATM, net of commissions and fees	334	—	34,030	—	—	34,030
Share-based compensation	—	—	15,171	—	—	15,171
Unrealized gain on available-for-sale securities, net of tax	—	—	—	121	—	121
Foreign currency translation adjustment, net of tax	—	—	—	2,560	—	2,560
Net loss	—	—	—	—	(7,172)	(7,172)
Balance at September 30, 2024	18,760	$19	$309,341	$1,746	$530,072	$841,178

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net income	$79,669	$27,056
Adjustments to reconcile net income to net cash provided by operating activities:
Change in estimated fair value of contingent liabilities	1,475	993
Depreciation of fixed assets and amortization of intangible assets	25,561	26,612
Accretion of short-term investments	(2,943)	(725)
Amortization of debt discount and issuance fees	708	314
Non-cash income from financial royalty assets	(1,248)	(4,687)
CECL adjustment to financial royalty assets	(724)	(3,463)
Impairment loss of financial royalty assets	—	26,491
Gain on Pelthos Transaction	(53,072)	—
Loss on derivative instruments	134	14,655
Loss from equity method investment in Primrose Bio	—	5,763
(Gain) loss from change in fair value of equity-method investments and other investments	(75,887)	34,601
Share-based compensation	32,579	33,565
Deferred income taxes, net	12,113	(3,108)
Loss (gain) from short-term investments	3,630	(98,923)
Lease amortization expense	1,462	1,555
Other	1,941	123
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(19,650)	(794)
Inventory	2,214	7,053
Accounts payable and accrued liabilities	(1,463)	2,617
Income tax receivable and payable	3,622	(607)
Deferred revenue	(578)	(1,172)
Other assets and liabilities	(6,099)	657
Net cash provided by operating activities	3,444	68,576

Cash flows from investing activities:
Acquisition of financial royalty assets	(10,212)	(17,819)
Acquisition of royalty receivables	(813)	—
Proceeds from financial royalty assets	8,766	4,892
Purchases of derivatives	(8,679)	—
Purchases of property and equipment	(443)	(1,109)
Purchases of short-term investments	(514,856)	(133,629)
Proceeds from sale of short-term investments	38,599	189,563
Proceeds from maturity of short-term investments	136,505	27,751
Cash outflow on Pelthos Transaction	(8,085)	—
Cash paid for investment in Primrose Bio	—	(998)
Cash paid for Palvella notes receivable	—	(2,500)
Cash paid for the Agenus Transaction	—	(75,000)

Cash paid for Apeiron Acquisition, net of cash received	—	(91,996)
Cash paid for InvIOs investment	—	(4,196)
Net cash used in investing activities	(359,218)	(105,041)

Cash flows from financing activities:
Gross proceeds from issuance of 2030 Convertible Senior Notes	460,000	—
Debt discount and payment of debt issuance cost	(14,911)	(308)
Purchase of 2030 Convertible Senior Notes hedge	(113,250)	—
Proceeds from issuance of warrants	67,390	—
Repurchase of common stock	(15,000)	—
Proceeds from common stock issuance, net of commissions and fees	—	34,030
Payments under finance lease obligations	(20)	(19)
Payments to CVR holders	(174)	—
Net proceeds from stock option exercises and ESPP	38,203	46,251
Taxes paid related to net share settlement of equity awards	(9,255)	(3,201)
Proceeds from Pelthos investors	6,910	—
Net cash provided by financing activities	419,893	76,753
Effect of exchange rate changes on cash and cash equivalents	2,950	377
Net increase in cash and cash equivalents	67,069	40,665
Cash and cash equivalents at beginning of period	72,307	22,954
Cash and cash equivalents at end of period	$139,376	$63,619

Supplemental disclosure of cash flow information:
Interest paid	$299	$262
Taxes paid	$5,175	$17,346
Apeiron Acquisition:
Fair value of tangible assets acquired, net of cash and restricted cash received	$—	$8,965
Financial royalty assets	—	106,156
Liabilities assumed	—	(23,125)
Cash paid for Apeiron Acquisition, net of cash received	$—	$91,996

Supplemental schedule of non-cash investing and financing activities:
Pelthos shares received in exchange for LNHC, Inc. business	$44,092	$—
Pelthos shares received for a bridge loan cancellation	$12,732	$—
Addition of right-of-use assets and lease liabilities	$2,315	$1,769
Accrued debt issuance costs	$634	$8
Accrued fixed asset purchases	$—	$289
Unrealized gain on available-for-sale investments, net of tax	$7	$3

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
Segment Information
The Company has one operating and one reportable segment: development and licensing of biopharmaceutical assets. The Company’s Chief Operating Decision Maker (“CODM”) is Todd Davis, our Chief Executive Officer. The CODM uses net income (loss) as a single segment profit or loss measure to evaluate our single segment performance, and in deciding whether to reinvest into the existing assets, or to new potential opportunities. Our CODM relies on internal management reporting processes that provide information on segment operating income (loss) for making financial decisions and allocating resources. The CODM does not evaluate, manage or measure performance of segments using asset information.
The information on significant segment expenses that are regularly provided to the CODM, and other segment items included within the reported segment profit or loss measure, is presented in a table below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Total revenues and other income	$115,461	$51,812	$208,421	$124,321
Share-based compensation	(14,746)	(15,171)	(32,579)	(33,565)
Other segment items:
Amortization of intangibles	(8,097)	(8,258)	(24,612)	(24,701)
Depreciation of property and equipment	(172)	(736)	(949)	(1,911)
Interest income	3,874	1,347	7,266	6,124
Interest expense	(910)	(741)	(2,930)	(2,154)
Other *	21,863	(35,425)	(74,948)	(41,058)
Net income (loss)	$117,273	$(7,172)	$79,669	$27,056
* Other items for the three months ended September 30, 2025 and 2024 include the amount of other general, administrative, research and development expenses of $34.5 million and $14.2 million (net of share-based compensation and depreciation expenses), respectively, cost of Captisol and other non-operating income and expenses.
Other items for the nine months ended September 30, 2025 include the amount of other general, administrative, research and development expenses of $111.6 million (including a $44.3 million one-time research and development expense in connection with the Castle Creek Transaction, a $17.8 million one-time research and development expense in connection with the Orchestra Transaction and net of share-based compensation and depreciation expenses), cost of Captisol and other non-operating income and expenses.
Other items for the nine months ended September 30, 2024 include the amount of other general, administrative, research and development expenses of $34.6 million (net of share-based compensation and depreciation expenses), and additional operating income and expense items that are presented in the unaudited condensed consolidated statement of operations such as financial royalty assets impairment of $26.5 million, fair value adjustments to partner program derivatives, cost of Captisol and other non-operating income and expenses.

Reclassification
Certain reclassification has been made to the previously issued audited consolidated financial statement to conform with the current period presentation. Specifically, within the condensed consolidated balance sheet as of December 31, 2024, a portion of other current assets has been reclassified to short-term portion of financial royalty assets, net.
In addition, within the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2024, a portion of the other non-operating expense, net has been reclassified to gain (loss) from change in fair value of equity-method investments and other investments.
Significant Accounting Policies
We have described our significant accounting policies in Note 1, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2024 Annual Report.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes. Actual results may differ from those estimates.
Revenue and Other Income
Our revenue and other income is generated primarily from royalties on sales of products commercialized by our partners, Captisol material sales, income from financial royalty assets, contract revenue for license fees, technical, regulatory and sales-based milestone payments, and other income resulting from other royalty transactions.
For all revenue transactions, we apply the following five-step model in accordance with ASC 606, Revenue from Contracts with Customers, in order to determine the revenue: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
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
Other Income
Other operating income includes milestone and royalty income received from other royalty transactions and transaction involving our intellectual property including, R&D funding arrangements, dispositions and the related contingent consideration.
Other income for the three and nine months ended September 30, 2025 is primarily related to the $53.1 million income from the disposition of Ligand's wholly owned subsidiary, LNHC, Inc. in connection with the Pelthos Transaction (as defined below). For additional information on the Pelthos Transaction, see Note 2, Pelthos Transaction.
Deferred Revenue
Depending on the terms of the arrangement, we may also defer a portion of the consideration received because we have to satisfy a future obligation. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. Except for royalty revenue and certain service revenue, we generally receive payment at the point we satisfy our obligation or soon after. Any fees billed in advance of being earned are recorded as deferred revenue. During the three months ended September 30, 2025 and 2024, the amount recognized as revenue that was previously deferred was zero and $0.2 million, respectively. During the nine months ended September 30, 2025 and 2024, the amount recognized as revenue that was previously deferred was $0.6 million and $1.2 million, respectively.
Disaggregation of Revenue
The following table represents disaggregation of royalties, Captisol, and contract revenue and other income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Royalties
Kyprolis	$11,619	$11,599	$25,145	$27,229
Evomela	1,893	1,747	5,339	5,877
Teriparatide injection	2,632	2,376	6,121	6,520
Rylaze	3,557	3,886	9,540	10,070
Filspari	9,078	3,206	20,957	7,402
Vaxneuvance	2,039	1,466	5,967	3,962
Ohtuvayre	2,717	112	6,213	113
Capvaxive	3,206	435	6,341	435
Other	3,420	1,725	6,209	5,904
Revenue from intangible royalty assets	40,161	26,552	91,832	67,512
Qarziba	5,976	4,628	17,303	4,628
Other	449	529	1,337	1,826
Income from financial royalty assets	6,425	5,157	18,640	6,454
Total royalties	46,586	31,709	110,472	73,966

Captisol	10,672	6,255	32,419	22,967
Contract revenue and other income
Income from Pelthos Transaction	53,072	—	53,072	—
Contract revenue	131	13,848	6,441	25,444
Other income	5,000	—	6,017	1,944
Contract revenue and other income	58,203	13,848	65,530	27,388
Total	$115,461	$51,812	$208,421	$124,321
Short-term Investments
Our short-term investments consist of the following at September 30, 2025 and December 31, 2024 (in thousands):

September 30, 2025	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate notes/bonds	$134,162	$71	$(91)	$134,142
U.S. Treasuries	121,248	61	(18)	121,291
Commercial paper	118,371	30	(29)	118,372
U.S. Government Agencies	98,714	56	(34)	98,736
Corporate equity securities	15,056	36,686	(3,657)	48,085
Certificates of Deposit	4,520	—	—	4,520
Total short-term investments	$492,071	$36,904	$(3,829)	$525,146

December 31, 2024
U.S. Treasuries	$78,442	$19	$(13)	$78,448
Corporate equity securities	11,386	38,808	(6,595)	43,599
Commercial paper	23,483	5	(6)	23,482
Certificates of Deposit	22,812	12	(4)	22,820
Corporate notes/bonds	15,496	21	(8)	15,509
Total short-term investments	$151,619	$38,865	$(6,626)	$183,858

During the three and nine months ended September 30, 2025, we did not sell any shares of Viking common stock. During the nine months ended September 30, 2024, we sold 0.7 million shares of Viking common stock and recognized a realized gain of $60.0 million in total. We did not sell any shares of Viking common stock during the three months ended September 30, 2024.
Gain (loss) from short-term investments in our condensed consolidated statements of operations includes both realized and unrealized gain (loss) from our short-term investments in public equity and warrant securities.
Allowances are recorded for available-for-sale debt securities with unrealized losses. This limits the amount of credit losses that can be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The provisions of the credit losses standard did not have a material impact on our available-for-sale debt securities during the three and nine months ended September 30, 2025 and 2024.
The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	September 30, 2025
	Amortized Cost	Fair Value
Within one year	$281,815	$281,873
After one year through five years	195,199	195,188
Total	$477,014	$477,061
Our investment policy is capital preservation and we only invest in U.S.-dollar denominated investments. We held a total of 73 investments which were in an unrealized loss position with a total of $0.17 million unrealized losses as of September 30, 2025. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses are largely due to changes in interest rates and not to unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. We do not intend to sell these securities and it is not more-likely-than-not that we will be required to sell these securities before the recovery of the amortized cost basis as of September 30, 2025. Accordingly, there was no credit loss recognized for the three and nine months ended September 30, 2025. In July 2024, we sold certain securities before the recovery of the amortized cost basis to fund the Apeiron Acquisition. Accordingly, we wrote down the amortized cost of $0.05 million during the nine months ended September 30, 2024. There was no credit loss recognized for the three months ended September 30, 2024.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable arise primarily from sales on credit to customers. We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. During the three months ended September 30, 2025 and 2024, we considered the current and expected future economic and market conditions and concluded an increase of $0.3 million and a decrease of $0.2 million in the aggregate of general and specific allowance for credit losses, respectively. During the nine months ended September 30, 2025 and 2024, we considered the current and expected future economic and market conditions and concluded an increase of $0.4 million and a decrease of $0.3 million in the aggregate of general and specific allowance for credit losses, respectively.
Inventory
Inventory, which consists of finished goods (Captisol), is stated at the lower of cost or net realizable value. We determine cost using the specific identification method. We analyze our inventory levels periodically and write down inventory to net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There was no obsolete inventory charge recorded during the three and nine months ended September 30, 2025. There was a $0.1 million and $0.2 million obsolete inventory charge recorded during the three and nine months ended September 30, 2024, respectively. In addition to finished goods, as of September 30, 2025 and December 31, 2024, inventory included prepayments of $2.3 million and $3.1 million, respectively, to our supplier for Captisol.

Goodwill and Other Identifiable Intangible Assets
Goodwill and other identifiable intangible assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Indefinite-lived intangible assets
Goodwill	$101,541	$105,250
Definite lived intangible assets
Complete technology	$29,619	$39,249
Less: accumulated amortization	(20,333)	(19,710)
Trade name	2,642	2,642
Less: accumulated amortization	(1,943)	(1,843)
Customer relationships	29,600	29,600
Less: accumulated amortization	(21,771)	(20,652)
Contractual relationships	360,000	360,000
Less: accumulated amortization	(144,279)	(122,638)
Total definite lived intangible assets	233,535	266,648
Total goodwill and other identifiable intangible assets, net	$335,076	$371,898
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
Derivative Assets
As of September 30, 2025, all our derivative assets are warrants which are not used for risk management purposes. See Note 3, Investment Transactions.
As a result of our early adoption of ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), certain assets previously accounted as derivatives have qualified for a new derivative scope exception introduced by ASU 2025-07, and are now accounted for as financial royalty assets with January 1, 2025, being the effective date of ASU 2025-07 adoption. Such assets include (1) our rights in future milestone and royalty payments from Agenus Partnered Programs (see Note 3, Investment Transactions), (2) rights to receive from Primrose Bio 50% of milestone payments on two contracts previously entered into by Primordial Genetics (“Primrose mRNA”), and (3) Castle Creek Milestone (as defined in Note 3, Investment Transactions).
All derivatives are measured at fair value on the condensed consolidated balance sheets. Derivative assets consist of the following (in thousands):

	September 30, 2025	December 31, 2024

Agenus Partner Programs	$—	$6,326
Primrose mRNA	—	3,451
Agenus Warrant	1,282	806
Castle Creek Warrant	5,242	—
Orchestra Warrant	2,112	—
Arecor Warrant	715	—
Total noncurrent derivative assets	$9,351	$10,583
A change in the fair value of warrants that amounted to $(0.7) million and $(0.1) million, respectively, for the three and nine months ended September 30, 2025, was included in other non-operating expense, net in the condensed consolidated statements of operations. Due to the adoption of ASU 2025-07, a change in the fair value of Agenus Partner Programs, Primrose mRNA and Castle Creek Milestone derivatives that amounted to $(0.5) million, $(0.6) million and $0.3 million, respectively, which was previously included in fair value adjustments to partner program derivatives in the condensed consolidated statement of operations for the six months ended June 30, 2025, was reversed during the three months ended September 30, 2025.
In May 2024, we entered into a collar arrangement to hedge against the fluctuation risk in Viking’s share price (the “Viking Share Collar”), which was fully exercised in October 2024. A change in the fair value of Viking Share Collar that amounted to $(7.9) million and $7.3 million, respectively, for the three and nine months ended September 30, 2024, was included in gain (loss) from short-term investments in the condensed consolidated statements of operations. A change in the fair value of Agenus Partner Programs and Primrose mRNA derivative that amounted to $(7.2) million and $(0.6) million, respectively, for the three and nine months ended September 30, 2024, was included in fair value adjustments to partner program derivatives in the condensed consolidated statement of operations. A change in the fair value of other derivatives including Agenus Upsize Option (expired on June 30, 2025) and Agenus Warrant that amounted to $(8.0) million and $(6.8) million, respectively, for the three and nine months ended September 30, 2024, was included in other non-operating expense, net in the condensed consolidated statements of operations.

Equity Method Investments
The Company accounts for investments in entities over which it has significant influence (generally defined as ownership interest of 20% or more) using the equity method of accounting. Under this method the investment is initially recorded at cost and subsequently adjusted for the Company’s share of the investee’s earnings or losses and any dividends received, unless the fair value option under ASC 825-10 is elected. Such selection is made on an instrument-by-instrument basis and is irrevocable.
The Company did not elect a fair value option for Primrose equity method investment. As such, Primrose equity method investment is adjusted for the Company’s share of the investee’s earnings or losses and any dividends received. Any income or loss from our share of Primrose earnings or losses is presented in other non-operating expense, net in our consolidated statement of operations.
Ligand owned 31.5% and 31.4%, respectively, of the equity of Primrose Bio as of September 30, 2025 and December 31, 2024. Our proportionate share of net loss of Primrose Bio for the three and nine months ended September 30, 2024 was $1.2 million and $5.8 million, respectively, which was presented in other non-operating expense, net in our condensed consolidated statements of operations.
The Company does not record its share of the investee’s losses beyond the zero basis. The Company resumes recognition of its share of earnings only after the cumulative unrecognized losses have been recovered. As of December 31, 2024, equity method investment in Primrose Bio had been written down to zero, and we are not required to fund further losses from Primrose Bio. We have no outstanding advances, guarantees, or commitment to fund Primrose Bio’s losses; therefore, our proportionate share of net loss of Primrose Bio for the three and nine months ended September 30, 2025 was not recorded.
Equity method investments the Company did not elect a fair value option for are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any impairment of equity method investments is presented in gain (loss) from change in fair value of equity-method investments and other investments in our consolidated statements of operations. Our equity method investments are reviewed for indicators of impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other-than-temporary. In June 2024, Primrose Bio entered into an equity investment from an equity firm. In July 2024, Primrose Bio raised additional funds from another equity firm. As a result, we recognized an impairment loss on our equity method investments in the amount of $5.8 million during the nine months ended September 30, 2024, which was presented in gain (loss) from change in fair value of equity-method investments and other investments in our condensed consolidated statements of operations. There was no impairment to our equity method investments during the three months ended September 30, 2024 or during the three and nine months ended September 30, 2025.
The Company has elected the fair value option for Pelthos equity method investment. Under the fair value option, the investment is measured at fair value with changes in fair value recognized in earnings each reporting period. The election was made to simplify the accounting and reporting process, as Pelthos is a publicly traded entity with readily available market price. A change in fair value of Pelthos equity method investment is presented in gain (loss) from change in fair value of equity-method investments and other investments in our consolidated statements of operations.
Other Investments
Other investments represent our investments in equity securities of third parties that do not result in us having a control or significant influence over such investments.
Other investments consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Pelthos Series A preferred shares	$95,978	$—
Equity securities in Primrose Bio	6,547	6,712
InvIOs investment	4,196	4,196
Total other investments	$106,721	$10,908
Our investment in Pelthos Series A preferred shares is measured at fair value with changes in fair value recognized in earnings each reporting period. For additional information, see Note 2, Pelthos Transaction.
Our other equity securities investments that do not have a readily determinable or estimable fair value, and therefore we elected the measurement alternative in ASC 321 to subsequently record the investment at cost less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. When fair value becomes determinable, from observable price changes in orderly transactions, our investment will be marked to fair value. In June 2024, Primrose Bio entered into an equity investment from an equity firm. In July 2024,

Primrose Bio raised additional funds from another equity firm. As a result, our investment in Series A preferred stock and reserve stock was reduced by $0.03 million and $25.79 million, respectively, during the three and nine months ended September 30, 2024. There were no observable price changes or impairments identified for the three and nine months ended September 30, 2025.
The change in fair value for other investments (including those due to impairment) recognized during the period is presented in gain (loss) from change in fair value of equity-method investments and other investments in our condensed consolidated statements of operations.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Royalties owed to third parties	$12,321	$6,500
Compensation	3,696	5,522
Professional fees	2,063	4,858
Subcontractor	1,756	1,756
Acquisition related liabilities	1,000	—
Value-added tax	882	5,159
Customer deposit	621	621
Other	1,745	3,490
Total accrued liabilities	$24,084	$27,906
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
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Unrecognized tax benefits	$19,865	$14,160
Novan (Pelthos) contract liability	—	15,938
Other long-term liabilities	47	65
Total other long-term liabilities	$19,912	$30,163
Share-Based Compensation
Share-based compensation expense for awards to employees and non-employee directors is a non-cash expense and is recognized on a straight-line basis over the vesting period. The following table summarizes share-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
SBC - Research and development expenses	$1,230	$982	$3,089	$2,588
SBC - General and administrative expenses	13,516	14,189	29,490	30,977
Total SBC expenses	$14,746	$15,171	$32,579	$33,565

The fair value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.7%	4.4%	4.0%	4.3%
Dividend yield	—	—	—	—
Expected volatility	40.0%	44.7%	45.4%	44.7%
Expected term (years)	4.1	4.7	4.2	4.7
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
Potentially dilutive common shares consist of shares issuable under the 2030 Notes, warrants in connection with the 2030 Notes, stock options and restricted stock. The 2030 Notes are considered to be Instrument C where, upon conversion, the Company must satisfy the accreted value of the debt instrument in cash and may choose to satisfy the conversion spread in cash, shares, or a combination of cash and shares. The dilutive effect of Instrument C is limited to the conversion premium, which is reflected in the calculation of diluted earnings per share as if it were a freestanding written call option on the issuer’s shares. The warrants will have a dilutive effect to the extent the market price per share of common stock exceeds the applicable exercise price of the warrants.
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
The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Weighted average shares outstanding:	19,578	18,419	19,367	18,061
Dilutive potential common shares:
Restricted stock	337	—	260	173
Stock options	714	—	543	340
Shares used to compute diluted income (loss) per share	20,629	18,419	20,170	18,574
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	3,541	1,099	1,898	1,815
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

Accounting Standards Updates, Recently Adopted
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-07”). The update provides a derivative scope refinement and scope clarification for share-based noncash consideration from a customer in a revenue contract. Adoption of the amendment allows for either the prospective or modified retrospective application and is effective for annual periods beginning after December 15, 2026, with early adoption permitted.
We early adopted this standard using the modified retrospective method for the derivative scope refinement with the effective date of January 1, 2025, and the adoption has some impact on our financial condition and results of operations. The key change of this update applicable for Ligand is related to additional derivative scope exception for contracts with underlyings based on obtaining regulatory approval or achieving a product development milestone. The assessment of our derivatives existing before the adoption date concluded that the Agenus Partnered Programs and the Primrose mRNA derivative assets met the scope exception of this amendment. Such assets were derecognized from derivative assets and recognized within the financial royalty assets, net, starting from January 1, 2025. A carrying value of such financial royalty assets was determined as unamortized cost basis less impairment recognized for certain Agenus Partnered Programs as of January 1, 2025. The Castle Creek milestone derivative acquired in February 2025 also met the scope exception of ASU 2025-07 and is now included in the balance of financial royalty assets, net, in the amount of its purchase price on the acquisition date. Refer to Note 3, Investment Transactions and Note 5, Financial Royalty Assets, net for more information on these derivatives.
Financial royalty assets are assessed periodically for current expected credit losses (“CECL”). The CECL assessment on the derivatives reclassified to financial royalty assets acquired before the adoption date were recorded to retained earnings. The CECL adjustments made to financial royalty assets after the adoption date were recorded to general and administration in the condensed consolidated statements of operations for the three and nine months ended September 30, 2025. Any fair value adjustments recorded on such derivative assets during the six months ended June 30, 2025, were reversed during the three months ended September 30, 2025.
The scope clarification for share-based noncash consideration from a customer in a revenue contract is not applicable to us as we have not received any noncash consideration from our customers related to revenue contracts. Thus, we adopted this update effective on September 30, 2025 on a prospective method.
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
2. Pelthos Transaction
In April 2025, we entered into a definitive merger agreement to combine our wholly owned subsidiaries, Pelthos Therapeutics Inc. and LNHC, Inc. (collectively “Pelthos”) with CHRO Merger Sub Inc., a wholly owned subsidiary of Channel Therapeutics Corporation (“Channel”). On July 1, 2025, our wholly owned subsidiary, LNHC, Inc. was merged with CHRO Merger Sub Inc. and became a wholly owned subsidiary of Channel. The combined company now operates under the name Pelthos Therapeutics Inc. (“Pelthos”) (such transaction, the “Pelthos Transaction”).
Our CEO and director, Todd Davis, was also a director on Channel’s board of directors. Mr. Davis did not participate in and recused himself from both boards’ consideration and approval of the Pelthos Transaction, which was in the case of the Company approved by an authorized special transaction committee of the Board. Upon the consummation of the Pelthos

Transaction, Mr. Davis and Richard Baxter (our Senior Vice President of Investment Operations) were appointed to Pelthos’ board of directors.
As LNHC, Inc. has the input, process and output elements defined in ASC 805, Business Combinations, we concluded the sale qualifies as a sale of business, and as such, as of July 1, 2025, we derecognized all assets and liabilities of LNHC, Inc and did not include its operations for the three months ended September 30, 2025, in our condensed consolidated statement of operations. Pelthos is considered a related party to Ligand due to Ligand’s significant equity interest and ongoing contractual arrangements, although Ligand does not control Pelthos and is not the primary beneficiary under ASC 810.
Concurrent with the Pelthos Transaction, Ligand invested $18.0 million into Pelthos, out of which $12.7 million were invested by Ligand prior to July 1, 2025 in a form of intercompany loan. On July 1, 2025, this intercompany loan was cancelled, and Ligand contributed the remaining balance of $5.3 million to Pelthos.
Ligand received Pelthos Series A Convertible preferred shares and Pelthos common shares in connection with the Pelthos Transaction. We assessed Ligand’s consolidation requirements for these investments under ASC 810, Consolidation, and concluded that Ligand is not required to consolidate Pelthos.
As further discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, we recorded Pelthos Series A Convertible preferred shares and Pelthos common shares in other investments and equity method investments, respectively, within our condensed consolidated balance sheet, and elected to subsequently measure them using the fair value option, with the change in fair value for these investments being recorded to gain (loss) from change in fair value of equity-method investments and other investments in our condensed consolidated statements of operations.

	Pelthos Series A preferred shares	Pelthos common shares	Total
Fair value on July 1, 2025	$43,192	$18,900	$62,092
Change in fair value for the three months ended September 30, 2025	52,786	23,100	75,886
Fair value on September 30, 2025	$95,978	$42,000	$137,978
As a result of the Pelthos Transaction, on July 1, 2025, Ligand recognized income in the amount of $53.1 million which was recorded to contract revenue and other income in our condensed consolidated statements of operations for the three and nine months ended September 30, 2025. The amount of income from Pelthos Transaction represents the excess of the fair value of 1) our investment in Pelthos Series A Convertible preferred shares and Pelthos common shares ($62.1 million in total); 2) the carrying amount of LNHC, Inc. assets and liabilities as of July 1, 2025, the date of sale; and 3) $5.3 million cash consideration paid to Pelthos.
Net assets sold, and cash consideration paid were as follows (in thousands):

July 1, 2025
Cash and cash equivalents	$2,817
Accounts receivable, net	48
Other current assets	7,910
Property and equipment, net	11,091
Intangible assets, net	8,501
Goodwill	3,709
Operating lease right-of-use assets	3,625
Other assets	4,812
Accounts payable	(993)
Accrued liabilities	(3,894)
Deferred revenue	(2,835)
Operating lease liabilities	(3,566)
Short-term bridge loan	(6,963)
Deferred income taxes, net	(3,069)
Other long-term liabilities	(17,441)
Net assets sold	3,752
Cash consideration paid	5,268
Net assets sold and cash consideration paid	$9,020

Fair value of the consideration received included the following (in thousands):

Equity method investment (common shares)	$18,900
Other investment (Series A preferred shares)	43,192
Total consideration received	62,092
Net assets sold and cash consideration paid	9,020
Gain from Pelthos Transaction	$53,072
On July 10, 2025, Pelthos commercially launched Zelsuvmi. Ligand earned a $5 million milestone payment from Pelthos following the commercial launch of Zelsuvmi which was recorded in contract revenue and other income in our condensed consolidated statements of operations for the three and nine months ended September 30, 2025. We are also entitled to a 13% royalty on worldwide sales of Zelsuvmi, excluding Japan, and up to an additional $5 million in commercial sales milestones.
3. Investment Transactions
Arecor Transaction: Q3 2025
On September 24, 2025, we invested $7 million in strategic capital to purchase economic rights from Arecor Limited (“Arecor”), with an additional $1 million in deferred consideration payable in two equal parts at the six- and twelve-month anniversaries of the transaction closing date. The transaction was accounted for as an asset acquisition.
In connection with the transaction, Ligand received the economic rights in two partner programs: 1) a single-digit royalty on global net sales of AT220, an Arestat®-enhanced biosimilar product marketed by a global pharmaceutical company; and 2) potential annual technology access fees and milestones from AT292 (efdoralprin alfa/SAR447537/INBRX-101), a partnered program with Sanofi.
We accounted for both partner programs rights (except for the past period royalty rights) as financial royalty assets (loan receivables) under ASC 310, Receivables. AT220 royalty rights for the pre-transaction period have been recorded as other current assets. The AT220 financial royalty asset is placed on the accrual method as this drug is commercially available. The AT292 financial royalty asset is currently put under the non-accrual method as this drug is still under development and management cannot reliably estimate future cash flows from this program.
In addition to the economic rights, Ligand received warrants to purchase 1,002,739 ordinary shares of Arecor Therapeutics Plc, exercisable over a ten-year period. We accounted for the Arecor warrants (“Arecor Warrant”) as derivative assets under ASC 815, Derivatives and Hedging, recognizing them at fair value as of the transaction date and marking them to fair value at each subsequent reporting period. Arecor Warrant is presented in noncurrent derivative assets line in our condensed consolidated balance sheet. The fair value of the Arecor Warrant is determined using a Black-Scholes model with the following assumptions as of September 24, 2025, and September 30, 2025, respectively: 1) volatility of 32% and 33%; and 2) risk-free rates of 4.7% and 4.8%.
Out of the $7 million Arecor transaction price and the $1 million of deferred consideration recognized as of the transaction closing date, $0.5 million was allocated to the Arecor Warrant, $4.8 million and $1.9 million were allocated to AT220 and AT292 financial royalty assets, respectively, and $0.8 million was allocated to past period royalties of AT220 (recorded as other current assets).
We are also obligated to pay up to $3 million in contingent consideration tied to commercial milestones in the AT292 partnered program. We accounted for this contingent consideration in accordance with ASC 450, Contingencies, and will recognize respective liability when the contingency is resolved, and the liability becomes payable. No contingent consideration was recognized as of the acquisition date or as of September 30, 2025.
Orchestra Transaction: Q3 2025
On August 4, 2025, we invested $25 million in strategic capital to fund Orchestra BioMed (“Orchestra”)’s late-stage partnered cardiology programs. Our investment included a $20 million cash payment payable at the transaction closing date, with an additional $15 million contingent consideration to be recogzined when paid, at the nine-month anniversary of the transaction closing date. Ligand invested an additional $5 million in an equity private placement at the public offering price of $2.75 per share. In exchange, we will receive a low double-digit royalty on the first $100 million in commercial revenues from Orchestra’s atrioventricular interval modulation (“AVIM”) therapy and Virtue SAB programs in all indications. We will also earn a mid-single-digit royalty on annual revenues exceeding $100 million in commercial revenues from AVIM therapy in the uncontrolled hypertension and increased cardiovascular risk indication and Virtue SAB in coronary artery disease indications.
The $5 million equity private placement is included in our a short-term investments and subsequently marked to market during each reporting period. The remaining $20 million was allocated $2.3 million to the Orchestra Warrant derivative asset and $17.8 million to the research and development funding arrangement and recognized in research and development expenses for the three and nine months ended September 30, 2025.
The Orchestra Warrant is presented in the noncurrent derivative assets line in our condensed consolidated balance sheet. The derivative asset was recorded at fair value as of August 4, 2025, and is marked to fair value at each subsequent reporting period. The fair value of the Orchestra Warrant was determined using a Black-Scholes model with the following assumptions as of August 4, 2025, and September 30. 2025, respectively: 1) volatility of 73% and 72%; and 2) risk-free rates of 4.4% and 4.2%.
We accounted for the acquired royalty rights as a research and development funding arrangement under ASC 730-20, Research and Development Arrangements, because (a) Orchestra is contractually required to use Ligand’s capital for the execution of the Phase 3 clinical study for AVIM Therapy, and (b) the repayment of Ligand funding solely depends on the research and development results having future economic benefits. As Ligand will not be controlling or actively involved in the ongoing research and development efforts, this amount was expensed in the period of funding.
Castle Creek Transaction: Q1 2025
On February 24, 2025, we entered into a Purchase and Sale Agreement (the “Castle Creek Investment” transaction) with Castle Creek Biosciences, Inc., Castle Creek Biosciences, LLC (collectively, “Castle Creek”) and a syndicate of co-investors for which Ligand acted as representative (collectively, including Ligand, the “Purchasers”), to support Castle Creek’s autologous human fibroblast cell-based gene therapy genetically modified to express COL7, also known as FCX-007 (dabocemagene autoficel) (“D-Fi”) Phase 3 clinical study. D-Fi is Castle Creek’s lead candidate for patients with dystrophic epidermolysis bullosa (“DEB”).
Pursuant to the Castle Creek Investment transaction, Ligand and the other Purchasers obtained, for an aggregate purchase price of $75 million ($50 million of which was paid by Ligand and $25 million of which was paid by the other Purchasers collectively) on a proportional basis: (a) a high single digit royalty on worldwide sales of D-Fi; and (b) the Warrant to purchase shares of Castle Creek’s Series D-1 Preferred Stock, exercisable until February 24, 2035 (“Castle Creek Warrant”). As part of the Agreement, Castle Creek granted the Purchasers a security interest in certain assets related to the programs included in the Agreement, subject to certain customary exceptions.
In connection with the Castle Creek Investment transaction, on February 24, 2025, we acquired a portion of unsecured subordinated promissory notes (with an aggregate principal amount of $8.3 million payable upon FDA approval of D-Fi) from a Castle Creek related party for $1.8 million (“Milestone Buyout”). Management concluded that the individual prices of these two transactions (Castle Creek Investment and Milestone Buyout) reflect the fair value of the related assets acquired on a standalone basis.
We accounted for the Milestone Buyout transaction as a financial royalty asset. We further identified two units of account in the Castle Creek Investment transaction: (1) the Castle Creek Warrant, accounted for as a derivative asset; (2) D-Fi royalty rights accounted for as a research and development funding arrangement under ASC 730-20, Research and Development Arrangements, because (a) Castle Creek is contractually required to use Ligand’s capital for the execution of the Phase 3 clinical study for D-Fi and (b) the repayment of Ligand funding solely depends on the research and development results having future economic benefits. Out of the $50.1 million Castle Creek Investment transaction price, including transaction costs, $5.8 million was allocated to the Castle Creek Warrant (based on their estimated fair value as of the effective date), with the remaining amount of $44.3 million being allocated to D-Fi royalty rights, and recognized in research and development expenses for the period (as Ligand will not be controlling or actively involved in the ongoing research and development efforts).
The Castle Creek Warrant derivative is presented in the noncurrent derivative assets line in our condensed consolidated balance sheet. The Castle Creek Warrant was recorded at fair value as of February 24, 2025, and is marked to fair value at each subsequent reporting period. The fair value of the Castle Creek Warrant was determined using a Black-Scholes model with the following assumptions as of February 24, 2025, and September 30, 2025, respectively: 1) volatility of 110% and 110%; and 2) risk-free rates of 4.2% and 3.6%.
Agenus Transaction: Q2 2024
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
In connection with entry into the Agenus Agreement, Agenus issued us a five-year warrant (“Agenus Warrant”) to purchase 867,052 shares of its common stock, at an exercise price equal to $17.30.
We initially accounted for all Agenus Partnered Programs as derivative assets. We reclassified them to financial royalty assets effective January 1, 2025 with the adoption of ASU 2025-07. The assets are currently put under the non-accrual method as management cannot reliably estimate future cash flows from these programs.
We accounted for the Agenus Warrant and Upsize Option as derivative assets, presented in noncurrent derivative assets line in our condensed consolidated balance sheets. The derivative assets were recorded at fair value as of May 29, 2024, and are marked to fair value at each subsequent reporting period.
The fair value of the Agenus Warrant was determined using a Black-Scholes model with the following assumptions as of May 29, 2024, and September 30, 2025, respectively: 1) volatility of 84% and 114%; 2) risk-free rates of 4.7% and 3.6%. The fair value of the Upsize Option was determined using the binomial option pricing model under which we assessed and considered the possible upwards and downwards scenarios through the expiration date of the Upsize Option. The fair value of the Upsize Option was written down to zero as of December 31, 2024, and it further expired on June 30, 2025.
For additional information on the Agenus Warrant and Upsize Option, see Note 6, Fair Value Measurements. For additional information on the Agenus Partnered Program financial royalty asset, see Note 5, Financial Royalty Assets, net.
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
We account for the earnout liabilities in the Apeiron Acquisition in accordance with ASC450, Contingencies, and we will recognize respective liability when the contingency is resolved, and the liability becomes payable. No earnout liability was recognized as of September 30, 2025 or as of December 31, 2024.
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
5. Financial Royalty Assets, net
Financial royalty assets consist of the following (in thousands):

	September 30, 2025			December 31, 2024
	Gross carrying value(2)	Allowance (1)	Net carrying value (2)	Gross carrying value(2)	Allowance (1)	Net carrying value
Qarziba	$112,052	$(517)	$111,535	$105,329	$(484)	$104,845
Agenus Bot/Bal (see Note 3)	40,815	(408)	40,407	40,815	(408)	40,407
Tolerance Therapeutics (Tzield®)	25,363	(99)	25,264	25,613	(101)	25,512
Ohtuvayre inventors	15,608	(142)	15,466	15,969	(157)	15,812
Elutia (CorMatrix)	8,466	(1,316)	7,150	9,418	(2,268)	7,150
AT220 (Tyenne)	4,751	(143)	4,608	—	—	—
UGN-301 (Urogen)	4,144	(41)	4,103	—	—	—
Primrose mRNA	3,281	(98)	3,183	—	—	—
Others	7,224	(192)	7,032	1,443	(120)	1,323
Total financial royalty assets, net	$221,704	$(2,956)	$218,748	$198,587	$(3,538)	$195,049
(1) The amounts of allowance include accumulated allowance for changes in expected cash flows and current expected credit losses.
(2) The amounts include current portion of financial royalty assets which represents an estimation for current quarter royalty receipts that are to be collected during the subsequent quarter. The current portion of financial royalty assets amounted to $12.4 million and $10.0 million were presented in a separate line on our condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively.
Financial royalty assets represent future economic rights acquired by Ligand in various transactions. As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, with the early adoption of ASU 2025-07, certain economic rights in partner programs that were previously accounted for as derivative assets (UGN-301 and other Agenus partner programs, Primrose mRNA, and Castle Creek milestone) are now accounted for as financial royalty assets.
There was no impairment loss for the three and nine months ended September 30, 2025. During nine months ended September 30, 2024, we recorded a $26.2 million impairment loss for Ovid (Soticlestat) financial royalty asset and a $0.3 million impairment loss for Selexis financial royalty asset.

Apeiron Programs
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
Agenus Programs
As discussed in Note 3, Investment Transactions, we acquired a synthetic royalty on future global net sales of Agenus’ novel immuno-oncology botensilimab in combination with balstilimab (“Bot/Bal”) program, which was accounted for as a financial royalty asset.
In addition to Bot/Bal, we acquired economic rights in certain partner programs (including UGN-301 with Urogen). We initially accounted for such economic rights as derivative assets, but reclassified them to financial royalty assets on January 1, 2025 with the adoption of ASU 2025-07. Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for additional information related to the adoption of ASU 2025-07.
All Agenus program financial royalty assets are accounted for using the non-accrual method as management cannot reliably estimate future cash flows from these programs.
Tzield
In November 2023, we acquired Tolerance Therapeutics for $20 million in cash. Tolerance Therapeutics was a holding company, owned by the inventors of Tzield (teplizumab), and is owed a royalty of less than 1% on worldwide net sales of Tzield. Tzield is marketed by Sanofi, starting in 2023. For tax purposes this transaction was treated as a stock deal, so there is no step-up in basis and tax attributes. Therefore, a deferred tax liability of $5.5 million was recognized in 2024 on the book basis and tax basis difference and recorded to the book value of the Tolerance Therapeutics’ financial royalty asset. Due to the early stages of Tzield’s commercialization, management has placed this financial royalty asset on the non-accrual method until we are able to reliably estimate future cash flows.
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
In January 2024, we executed an amendment to our agreement with Elutia which will allow us to reliably estimate future cash flows. As such, the Elutia asset was switched from the non-accrual method to the effective interest method during the first quarter of 2024. We further considered the current and expected future economic and market conditions, current company performance and recent payments received from Elutia. In May 2025, we executed a second amendment to our agreement with Elutia where we received $2.3 million of Elutia common stock in lieu of cash payment, which was recorded to short-term investments in our condensed consolidated balance sheet. During the three months ended September 30, 2025 and 2024, we recorded a reduction of $0.2 million and $0.3 million, respectively, to Elutia allowance of expected credit loss. During the nine months ended September 30, 2025 and 2024, we recorded a reduction of $1.0 million and $4.9 million, respectively, to Elutia allowance of expected credit loss.
Arecor Programs
As discussed in Note 3, Investment Transactions, we acquired certain financial royalty assets within the Arecor Transaction, including AT220 (Tyenne) and AT292 programs, recorded at $4.8 million and $1.9 million, respectively, as of the Arecor Transaction closing date. As AT220 is a commercial phase program, we are able to reasonably estimate future cash flows for this financial royalty asset and, as such, we recognized income from the AT220 financial royalty assets starting from the Arecor Transaction closing date. We account for the AT292 financial royalty asset using the non-accrual method until we are able to reliably estimate future cash flows.
Primrose mRNA
On September 18, 2023, we entered into a merger agreement, pursuant to which our subsidiary, Pelican Technology Holdings, Inc. (“Pelican”) became a wholly owned subsidiary of Primrose Bio. Simultaneous with the merger, we entered into a purchase and sale agreement with Primrose Bio and contributed $15 million in exchange for 50% of potential development milestones and certain commercial milestones from two contracts previously entered into by Primordial Genetics. A portion of the consideration was initially recognized as derivative assets and adjusted to fair value each reporting period. Upon the adoption of ASU 2025-07, we reclassified the fair value of this asset to financial royalty asset as of January 1, 2025. The asset is currently put under the non-accrual method as management cannot reliably estimate future cash flows from this program. Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for additional information related to the adoption of ASU 2025-07.
6. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The following table presents the hierarchy for our assets and liabilities measured at fair value (in thousands):

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments(1)	$169,376	$355,770	$—	$525,146	$122,047	$61,811	$—	$183,858
Pelthos Series A Preferred Shares	95,978	—	—	95,978	—	—	—	—
Equity method investment in Pelthos	42,000	—	—	42,000	—	—	—	—
Derivative assets(2)	—	—	9,351	9,351	—	—	10,583	10,583
Total assets	$307,354	$355,770	$9,351	$672,475	$122,047	$61,811	$10,583	$194,441
Liabilities:
Contingent liabilities - CyDex	$—	$—	$390	$390	$—	$—	$383	$383
Contingent liabilities - Metabasis(3)	—	3,447	—	3,447	—	3,298	—	3,298
Total liabilities	$—	$3,447	$390	$3,837	$—	$3,298	$383	$3,681
(1) Excluding our investment in corporate equity securities and US government securities, our short-term investments in marketable debt and equity securities are classified as available-for-sale securities based on management’s intentions and are at level 2 of the fair value hierarchy, as these investment securities are valued based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We have classified marketable securities with original maturities of greater than one year as short-term investments based upon our ability and intent to use any or all of those marketable securities to satisfy the liquidity needs of our current operations.
(2) Derivative assets include instruments used for risk-management purposes, and other instruments. Derivative assets which are not used for risk management purposes include: (a) Agenus Warrant (b) Castle Creek Warrant (c) Orchestra Warrant and (d) Arecor Warrant. They are recognized as derivative assets under ASC 815, Derivatives and Hedging. Note that as of December 31,2024, the derivative assets balance included Agenus Partnered Programs and Primrose mRNA derivative, which were reclassified to financial royalty assets as of January 1, 2025 due to the adoption of ASU 2025-07. Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for information related to ASU 2025-07 adoption. The fair value of the Agenus Warrant, Castle Creek Warrant, Orchestra Warrant, and Arecor Warrant was determined using a Black-Scholes model.
(3) In connection with our acquisition of Metabasis in January 2010, we issued Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by us from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The liability for the CVRs is determined using quoted prices in a market that is not active for the underlying CVR. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. Several of the Metabasis drug development programs have been outlicensed to Viking, including VK2809. VK2809 is a novel selective TR-β agonist with potential in multiple indications, including hypercholesterolemia, dyslipidemia, NASH, and X-ALD. Under the terms of the agreement with Viking, we may be entitled to up to $375 million of development, regulatory and commercial milestones and tiered royalties on potential future sales including a $10 million payment upon initiation of a Phase 3 clinical trial. During the three months ended September 30, 2025 and 2024, we recorded a change in the fair value of the Metabasis CVR liability that amounted to $(0.5) million and $(0.2) million, respectively, to mark to market. During the nine months ended September 30, 2025 and 2024, we recorded a change in the fair value of the Metabasis CVR liability that amounted to $1.4 million and $0.9 million, respectively, to mark to market.

A reconciliation of the level 3 financial instruments as of September 30, 2025 is as follows (in thousands):

Assets
Fair value of level 3 financial instruments as of December 31, 2024	$10,583
ASU 2025-07 adoption (Note 1)	(9,777)
Additions to derivative assets	8,679
Fair value adjustments to derivative assets	(134)
Fair value of level 3 financial instruments as of September 30, 2025	$9,351

Liabilities
Fair value of level 3 financial instruments as of December 31, 2024	$383
Payments to CVR holders and other contingent payments	(50)
Fair value adjustments to contingent liabilities	57
Fair value of level 3 financial instruments as of September 30, 2025	$390
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
We evaluate intangible assets with estimated useful lives and long-lived assets for impairment whenever circumstances occur indicating that intangible assets or long-lived may not be recoverable. An impairment evaluation is based on an undiscounted cash flow analysis at the lowest level at which cash flows of the intangible assets with estimated useful lives and long-lived assets are largely independent of other groups of assets and liabilities.
There was no impairment of our goodwill, intangible assets with estimated useful lives, or long-lived assets recorded during the three and nine months ended September 30, 2025 and 2024.
Fair Value of Financial Instruments
Our cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities, deferred revenue, current operating lease liabilities, and current finance lease liabilities are financial instruments and are recorded at cost in the condensed consolidated balance sheets. The estimated fair value of the financial instruments approximates their carrying value.
Financial royalty assets are measured and carried on the balance sheet at amortized cost using the effective interest method or on a non-accrual basis. Management calculates the fair value of financial royalty assets using forecasted royalty receipts. The projected future cash flows derive from royalty payments and milestones, then discounted using appropriate individual discount rates. The fair value of financial royalty assets and other economic rights assets is classified as Level 3 within the fair value hierarchy since it is determined based upon inputs that are both significant and unobservable. The estimated fair value and related carrying values of short-term and long-term financial royalty assets as of September 30, 2025 were $251.5 million and $218.7 million, respectively. The estimated fair value and related carrying values of financial royalty assets as of December 31, 2024 were $196.6 million and $195.0 million, respectively. To determine the fair value of long-term financial royalty assets, we estimated future underlying product sales, applied a probability of technical and regulatory success for development stage programs, estimated a timeline for any development and regulatory milestones, and applied a discount rate based on the level of partner execution and commercialization risk, in the range of 14%-35% and 15%-30% as of September 30, 2025 and December 31, 2024, respectively. Weighted average discount rate (weighted by relative fair value) was 20% and 19% as of September 30, 2025 and December 31, 2024, respectively.
7. Debt
0.75% Convertible Senior Notes due 2030
On August 14, 2025, we issued $460 million aggregate principal amount of 0.75% convertible senior notes due 2030 (the “Notes”). The aggregate principal includes the purchase of an additional $60 million aggregate principal amount of Notes by the initial purchasers pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The net proceeds from the offering were approximately $445.1 million, after deducting the initial purchasers’ discount, and debt issuance cost. Ligand used approximately $113.3 million of the net proceeds from the offering to pay the cost of the convertible note hedge transaction described below. In addition, Ligand used approximately $15 million of the net proceeds from the offering, together with cash on hand, to repurchase 102,034 shares of Ligand’s common stock at a price of $147.01 per share, which is equal to the last reported price per share of Ligand’s common stock as of the date of pricing of the Notes, in privately negotiated transactions effected through one of the initial purchasers concurrently with the pricing of the Notes. Ligand expects to use the remaining net proceeds from the offering for general corporate purposes. In addition, Ligand received approximately $67.4 million from the warrant transactions with the option counterparties in connection with the pricing of the notes and the initial purchasers’ exercise of their option to purchase additional notes.
The Notes are general senior, unsecured obligations of Ligand and accrue interest payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The Notes will mature on October 1, 2030, unless earlier converted, redeemed or repurchased. Upon conversion, we will pay cash up to the aggregate principal amount of the Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Notes being converted, in the manner and subject to the terms and conditions provided in the Indenture entered into in connection with the Notes issuance (the “Indenture”).
Holders may convert their Notes at their option prior to July 1, 2030, under certain circumstances, and at any time on or after July 1, 2030, until the second scheduled trading day immediately preceding the maturity date. The initial conversion rate is 5.1338 shares of our common stock per $1,000 principal amount of Notes (equivalent to an initial conversion price of approximately $194.79 per share), subject to adjustment upon the occurrence of certain events. The maximum conversion rate, subject to adjustment, is 6.8022 per $1,000 principal amount of the Notes which represents a conversion price of approximately $147.01.
The Notes are not redeemable by us prior to October 6, 2028. On or after that date, and prior to the 51st scheduled trading day immediately preceding the maturity date for the Notes, we may redeem for cash all or part of the Notes if the last reported sale price of our common stock has been at least 130% of the conversion price for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption.
Holders may require us to repurchase all or a portion of their Notes for cash at 100% of the principal amount plus accrued and unpaid interest to, but excluding, the purchase date upon the occurrence of a “Fundamental Change” (as defined in the Indenture).
We account for the Notes in accordance with ASC 470-20, Debt with Conversion and Other Options. At issuance, we evaluated the terms of the Notes and determined that the embedded conversion feature does not require separate accounting as a derivative. The Notes are recorded as a single liability measured at amortized cost. Interest expense include a portion recognized at the stated coupon rate, and amortization of any debt discount and issuance costs, as discussed below.
In connection with the issuance of the Notes, we incurred $14.9 million of debt discount and issuance costs, which primarily consisted of underwriting, legal and other professional fees. These costs are netted with the total debt liability and are amortized to interest expense using the effective interest method over the five-year expected life of the Notes. Annual effective interest rate, including coupon portion was 1.4% as of September 30, 2025. During the three and nine months ended September 30, 2025, we recognized a total of $0.8 million in interest expense which includes $0.4 million in coupon expense and $0.4 million in amortized issuance costs.
The Indenture contains customary covenants and events of default, including payment defaults, certain bankruptcy events, and failure to comply with other covenants, subject to applicable grace periods. As of September 30, 2025, there were no events of default or violation of any covenants under the Indenture.
The following table summarizes information about the Notes (in thousands).

September 30, 2025
Principal amount of the Notes outstanding	$460,000
Unamortized discount (including unamortized debt issuance cost)	(14,507)
Total long-term portion of notes payable	$445,493

Fair value of convertible senior notes outstanding (Level 2)	$519,234

Convertible Note Hedge and Warrant Transactions
In connection with the pricing of the Notes and the initial purchasers’ exercise of their option to purchase additional Notes, in August 2025, we entered into convertible note hedge transactions with certain of the initial purchasers or their affiliates and certain other financial institutions (the “option counterparties”), to reduce the potential dilution to holders of our common stock upon conversion of the Notes and/or offset any cash payments we may be required to make in excess of the principal amount upon conversion of the Notes. The convertible note hedges have an exercise price of $194.79 per share and are exercisable when and if the Notes are converted. If upon conversion of the Notes, the price of our common stock is above the exercise price of the convertible note hedges, the option counterparties will deliver shares of common stock and/or cash with an aggregate value approximately equal to the difference between the price of common stock at the conversion date and the exercise price, multiplied by the number of shares of common stock related to the convertible note hedges being exercised.
The convertible note hedge transaction is classified as an equity instrument and is not accounted for as a derivative under ASC 815, as it meets the criteria for equity classification. We paid $113.3 million for these convertible note hedges, which was recorded as a reduction to additional paid-in capital in accordance with ASC 815-40. The convertible note hedge is not remeasured at fair value subsequent to initial recognition.
We also entered into warrant transactions with the option counterparties in connection with the pricing of the Notes and the initial purchasers’ exercise of their option to purchase additional Notes, pursuant to which we issued warrants to purchase 2,361,548 shares of common stock (the “warrants”) to such option counterparties. The warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants. The strike price of the warrants will initially be $294.02 per share, subject to certain adjustments under the terms of the warrants. We received $67.4 million for these warrants. The warrants have various expiration dates ranging from January 2, 2031 to May 27, 2031. The warrants will have a dilutive effect to the extent the market price per share of common stock exceeds the applicable exercise price of the warrants, as measured under the terms of the warrant transactions. The common stock issuable upon exercise of the warrants has not been registered under the Securities Act, and we do not have an obligation and do not intend to file any registration statement with the SEC registering the issuance of the shares under the warrants.
The convertible note hedges and warrants described above are separate transactions entered into by us and are not part of the terms of the Notes. Holders of the Notes and warrants will not have any rights with respect to the convertible note hedges.
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
Amendments to Revolving Credit Facility
On July 8, 2024, we entered into the first amendment to the Credit Agreement, which amends the Credit Agreement to, among other things, increase the aggregate revolving credit facility amount from $75 million to $125 million. In connection with the offering of the Notes, on August 11, 2025, we entered into the second amendment to the Credit Agreement, to permit, among other things, certain cash settlement payments on the Notes, subject to customary conditions set forth therein.

On September 12, 2025, we entered into the third amendment to the Credit Agreement to, among other things, extend the maturity date to September 12, 2028 and modify the minimum consolidated EBITDA (as defined in the Credit Agreement) covenant to require us to maintain not less than $55 million of consolidated EBITDA (as defined in the Credit Agreement) for the trailing four-quarter period ended September 30, 2025 and each trailing four-quarter period ending thereafter.
As of September 30, 2025 and December 31, 2024, we had $124.4 million in available borrowing under the Revolving Credit Facility, after utilizing $0.6 million for letter of credit.
As of September 30, 2025 and December 31, 2024, there were no events of default or violation of any covenants under the Revolving Credit Facility.
8. Income Tax
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various foreign and state jurisdictions with different statutory rates, the use of tax loss carryforwards to reduce foreign taxes, the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three months ended September 30, 2025 and 2024 was 16.9% and (13.1)%, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 was 22.0% and 35.1%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2025 was primarily due to Section 162(m) limitation on deduction for officer compensation, and income from foreign operations, which were partially offset by the foreign-derived intangible income deduction. The variance from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2024 was primarily due to tax benefits from the foreign-derived intangible income deduction as well as the research and development tax credits, which were partially offset by the Section 162(m) limitation during the period.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. This new legislation has multiple effective dates, with certain provisions becoming effective in 2025 and others implemented through 2027. The Company has reflected the effect of OBBBA within the provision for income taxes and the deferred taxes as of September 30, 2025.
9. Stockholders’ Equity
We grant options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 11, Stockholders’ Equity, of the Notes to Consolidated Financial Statements in our 2024 Annual Report.
The following is a summary of our stock options and restricted stock awards activities and related information:

	Stock Options		Restricted Stock Awards
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2024	2,226,273	$75.14	437,872	$83.55
Granted	468,876	$114.59	231,761	$106.95
Options exercised/RSUs vested	(520,891)	$72.78	(204,487)	$76.19
Forfeited	(58,318)	$83.99	(5,933)	$87.97
Balance as of September 30, 2025	2,115,940	$84.22	459,213	$98.58
As of September 30, 2025, outstanding options to purchase 1.1 million shares were exercisable with a weighted average exercise price per share of $74.83.
Employee Stock Purchase Plan
The price at which common stock is purchased under the Amended Employee Stock Purchase Plan (“ESPP”) is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of September 30, 2025, 21,137 shares were available for future purchases under the ESPP.
At-the-Market Equity Offering Program
On September 30, 2022, we filed a registration statement on Form S-3 (the “Shelf Registration Statement”), which became automatically effective upon filing, covering the offering of common stock, preferred stock, debt securities, warrants and units.

On September 30, 2022, we also entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Agent”), under which we were able to, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million in “at the market” offerings through the Agent (the “ATM Offering”). The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $100 million of our common stock from time to time through the ATM Offering. The shares that were sold under the Sales Agreement were issued and sold pursuant to the Shelf Registration Statement. As of the date hereof, the Shelf Registration statement is no longer effective and the ATM Offering has expired. During the three and nine months ended September 30, 2025, we did not issue any shares of common stock in the ATM Offering. During the three and nine months ended September 30, 2024, we issued 334,325 shares of common stock in the ATM Offering, generating proceeds of $34.3 million, net of commissions and other transaction costs.
Share Repurchases
In April 2023, our Board of Directors has approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50 million of our common stock from time to time through April 2026. We expect to acquire shares, if at all, primarily through open-market transactions in accordance with all applicable requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. During the three and nine months ended September 30, 2025 and 2024, we did not repurchase any shares of common stock.
In connection with the issuance of the 2030 Notes, Ligand used approximately $15 million of the net proceeds from the offering to repurchase 102,034 shares of Ligand’s common stock at a price of $147.01 per share. Refer to Note 7, Debt for information on the 2030 Notes offering.
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
On August 22, 2024, CyDex Pharmaceuticals, Inc. filed a Verified Complaint in the Delaware Court of Chancery against Bexson Biomedical, Inc. (“Bexson”), asserting claims for declaratory relief and breach of contract arising out of a Captisol In Vivo Agreement (the “In Vivo Agreement”) between the parties, pursuant to which CyDex provided Bexson with research-grade Captisol and related confidential and proprietary information for a potential new formulation of ketamine being developed by Bexson. CyDex alleges that Bexson breached its obligations under the In Vivo Agreement, including by misusing confidential information and materials provided by CyDex and by using CyDex’s confidential information and materials to file patent applications that purport to cover formulations that are “not ketamine”. CyDex also asserts that Bexson failed to return and destroy CyDex’s confidential information and materials as required by the In Vivo Agreement. CyDex seeks relief including specific performance of certain co-ownership provisions of the In Vivo Agreement and disgorgement from Bexson for any benefits obtained in violation of the In Vivo Agreement. On September 27, 2024, Bexson filed a Motion to Dismiss the Verified Complaint. A Verified Amended Complaint was filed by CyDex on November 6, 2024, and a Motion to Dismiss the Verified Amended Complaint was filed by Bexson on January 17, 2025. On May 23, 2025, Bexson withdrew its pending Motion to Dismiss and filed a Verified Counterclaim, Answer, and Affirmative Defenses. On July 17, 2025, CyDex and Bexson agreed to a joint stipulation for a schedule on judgment on the pleadings, providing for briefing to be complete by November 17, 2025. CyDex filed its reply to Bexson’s counterclaim on July 23, 2025. On August 22, 2025, Bexson filed its opening brief in support of its motion for judgment on the pleadings. On September 25, 2025, CyDex filed its partial cross-motion for judgment on the pleadings and opposition to Bexson’s motion, and on October 27, 2025 Bexson filed its combined answering brief in opposition to CyDex’s motion and reply in support of its motion. CyDex anticipates filing a reply brief on November 17, 2025.
On July 18, 2025, CyDex received a letter (the "Notice Letter") from PH Health Limited (“PH Health”), a wholly-owned indirect subsidiary of Endo, Inc., stating that PH Health had submitted to the U.S. Food and Drug Administration an

Abbreviated New Drug Application (“ANDA”) referencing New Drug Application No. 022235, owned by Baxter Healthcare Corp. (“Baxter”) for Captisol®-enabled Nexterone® (amiodarone hydrochloride, 150 mg/100 mL, premixed for injection). In its Notice Letter, PH Health stated that its ANDA includes a certification under 21 U.S.C. § 355(j)(2)(A)(vii)(IV) that, in PH Health’s opinion, CyDex’s U.S. Patent No. 7,635,773 (“the ’773 patent”) is invalid, unenforceable and/or will not be infringed by Par Heath’s ANDA product. The Notice Letter included an explanation intended to support PH Health’s position that its ANDA product would not infringe the ’773 patent but did not include detailed explanations regarding invalidity or unenforceability. On August 29, 2025, during the 45 day period for filing a lawsuit pursuant to the Hatch-Waxman Act, Baxter and CyDex filed a lawsuit in the United States District Court for the Distinct of New Jersey against Par Health Ltd., Par Health USA, Endo USA, Inc., Endo Operations Limited, and Endo, Inc., asserting that the ANDA filing infringed the ’773 patent. See Case No. 3:25-cv-15120-MCA. An Answer has not yet been filed.
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
11. Subsequent Events
On November 6, 2025, we invested $9 million in Pelthos’ $18 million private convertible notes financing. The notes will be secured obligations of Pelthos and will bear interest at a rate of 8.5% per annum, payable quarterly in arrears. The notes will mature on November 6, 2027, unless earlier repurchased, redeemed or converted into shares of Pelthos common stock in accordance with their terms.
In addition to the notes, we and the other Pelthos notes investors will be entitled to a low single-digit royalty on U.S. net sales of Pelthos’ Xepi and additional milestone payments and royalties on ZELSUVMI net sales in Japan, if ZELSUVMI is approved in Japan.

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
Our revenue is generated primarily from royalties on sales of products commercialized by our partners, Captisol material sales, and contract revenue for license fees, regulatory and sales based milestone payments. Other operating income is primarily related to milestone income received for financial royalty assets that have been fully amortized or where there is no underlying asset recognized on the condensed consolidated balance sheets. Also, we selectively pursue acquisitions and drug development funding opportunities that address high unmet clinical needs to bring in new assets, pipelines, and technologies to aid in generating additional potential new incremental revenue streams.
Business Updates
2030 Convertible Senior Notes Offering
On August 14, 2025, we completed the offering of 0.75% convertible senior notes due 2030. The aggregate principal amount of the notes sold was $460 million, which includes the full exercise of the option by the initial purchasers.
The net proceeds from the offering were approximately $445 million after fees and expenses. Of that amount, we used approximately $46 million of the proceeds to enter into a call spread overlay, comprised of convertible note hedge and warrant transactions and approximately $15 million of the proceeds to repurchase approximately 100,000 shares of Ligand common stock at a price of approximately $147 per share. Ligand expects to use the remaining net proceeds from the offering for general corporate purposes. The convertible note hedge transactions reduce the potential for dilution upon conversion. As a result of the warrants transactions, there will be no dilution to Ligand’s stock until the share price exceeds $294.02 per share.
Pelthos Therapeutics Transaction
On July 1, 2025, we completed a previously announced merger between the Company’s wholly owned subsidiary, LNHC, Inc., and CHRO Merger Sub Inc., a wholly owned subsidiary of Channel Therapeutics Corporation (“Channel”) (such transaction, the “Pelthos Transaction”). The combined company operates under the name Pelthos Therapeutics Inc. (“Pelthos”) and trades on the NYSE American exchange under the ticker symbol “PTHS”.
Concurrent with the merger, Pelthos raised $50.1 million of equity capital, including a private placement from a group of strategic investors led by Murchinson (“Investor Group” and together with Ligand, the “Investors”). The Investor Group invested $32 million and we invested $18 million in the combined company, respectively. The capital was invested into Pelthos’ Series A Convertible Preferred Stock (“Series A”) and common stock and includes cancellation of approximately $18.8 million in bridge capital that was advanced to Pelthos by several of the Investors (including Ligand) since the beginning of 2025 to support the commercial launch of Zelsuvmi.
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
On November 6, 2025, we invested $9 million in Pelthos’ $18 million private convertible notes financing. The notes will be secured obligations of Pelthos and will bear interest at a rate of 8.5% per annum, payable quarterly in arrears. The notes will mature on November 6, 2027, unless earlier repurchased, redeemed or converted into shares of Pelthos common stock in accordance with their terms.
In addition to the notes, we and the other Pelthos notes investors will be entitled to a low single-digit royalty on U.S. net sales of Pelthos’ Xepi and additional milestone payments and royalties on ZELSUVMI net sales in Japan, if ZELSUVMI is approved in Japan.
New Royalty Investments
On September 25, 2025, we purchased the global royalty rights to AT220, an Arestat®-enhanced biosimilar product marketed by a global pharmaceutical company, and all potential milestone and technology access fees related to AT292, now Sanofi’s SAR447537, from Arecor Therapeutics plc. We paid Arecor $7 million in cash at closing and have committed an additional $4 million, which is payable upon the achievement of certain commercial milestones related to AT220 and AT292.
On August 4, 2025, we invested $25 million in strategic capital to fund Orchestra BioMed’s late-stage partnered cardiology programs with an additional $15 million to be funded, subject to certain conditions precedent, at the nine-month anniversary of the transaction closing date. Our investment included a $20 million cash payment and a $5 million equity investment. We are entitled to a low-double-digit royalty on the first $100 million in commercial revenues from Orchestra’s AVIM therapy and Virtue SAB programs in all indications and a mid-single-digit royalty on annual revenues exceeding $100 million in commercial revenues from AVIM therapy in the uncontrolled hypertension and increased cardiovascular risk indication and Virtue SAB in coronary artery disease indications.
Portfolio Updates
Filspari
On October 24, 2025, Renalys Pharma and Chugai Pharmaceutical Company announced a definitive stock purchase agreement, under which Chugai will acquire Renalys. Renalys is advancing sparsentan in Japan and has completed primary endpoint data collection in its Phase 3 clinical trial of sparsentan for IgA nephropathy, with topline results expected in Q4 2025. Renalys will proceed with analyses of efficacy and safety data, as well as comparisons with global Phase 3 trial results, in preparation for the submission of a NDA.
As part of the transaction, Chugai will gain exclusive rights to develop and commercialize sparsentan in Japan, South Korea and Taiwan.
On September 26, 2025, CSL Vifor and Travere announced support of the recent publication of the updated Kidney Disease: Improving Global Outcomes (KDIGO) clinical practice guidelines for the treatment of IgAN. Within the guidelines it is mentioned that treatment with Filspari, may be an appropriate first-line approach to manage the responses of IgAN-induced nephron loss in contrast to the RASi-first approach. The guidelines also highlight Filspari as the only therapy with proven efficacy compared to optimized RASi in clinical trials.

On August 27, 2025, Travere announced that the U.S. FDA has approved updated Risk Evaluation and Mitigation Strategy (REMS) labeling for Filspari. The update reduces the frequency of liver function monitoring during the first year of treatment from once a month to once every three months and removes the embryo-fetal toxicity (EFT) monitoring requirement from the REMS.
Qtorin rapamycin
On September 24, 2025, Palvella announced the expansion of its Qtorin rapamycin 3.9% anhydrous gel (Qtorin rapamycin) development program into clinically significant angiokeratomas. Clinically significant angiokeratomas are superficial vascular malformations of lymphatic origin that can cause bleeding, pain, functional impairment, and risk of infection, with no tendency for spontaneous regression. Despite the substantial disease burden, there are currently no FDA-approved treatments available for clinically significant angiokeratomas. Palvella plans to meet with the FDA in the first half of 2026 to discuss the proposed design of a Phase 2 study. Study initiation is anticipated in the second half of 2026.
On September 15, 2025, Palvella announced the successful completion of enrollment in TOIVA, a Phase 2 trial of Qtorin rapamycin for the treatment of cutaneous venous malformations (cutaneous VMs). The Phase 2 trial enrolled 16 subjects at leading vascular anomaly centers. Top-line results from TOIVA are expected in mid-December 2025.
Other Program Updates
On October 27, 2025, Orchestra BioMed announced enrollment of the first patients in the Virtue Trial. This is a U.S. investigational device exemption pivotal study comparing Orchestra’s highly differentiated Virtue SAB to the AGENT paclitaxel-coated balloon, currently the only drug-coated balloon that is FDA approved for a coronary indication
On October 22, 2025, Sanofi announced positive results from the global ElevAATe Phase 2 study, showing that efdoralprin alfa (SAR447537, formerly known as INBRX-101) met all primary and key secondary endpoints in patients with alpha-1 antitrypsin deficiency emphysema.
On October 20, 2025, Sanofi announced the FDA accepted for expedited review the supplemental biologics license application for Tzield (teplizumab) to delay the progression of stage 3 type 1 diabetes in adults and pediatric patients eight years of age and older recently diagnosed with stage 3 type 1 diabetes. The FDA also nominated Tzield for the Commissioner’s National Priority Voucher (CNPV) pilot program. The new CNPV process aims to shorten the standard 10 to 12 month timeline to one to two months. Tzield is currently approved to delay the onset of stage 3 type 1 diabetes in adults and children eight years and older diagnosed with stage 2 type 1 diabetes.
On October 8, 2025, SQ Innovation announced that the FDA approved its drug-device combination Lasix® ONYU (furosemide injection), a novel drug-device combination for the treatment of edema (due to fluid overload) in adult patients with chronic heart failure. Lasix ONYU provides a novel high-concentration formulation of furosemide combined with a state-of-the-art small Infusor for treatment at home. Captisol is a key part of the Lasix ONYU formulation. Lasix ONYU is the 17th Captisol enabled approved product and Ligand is entitled to milestone payments, a low-single-digit royalty, and revenue from material sales.
On October 7, 2025, Merck announced the completion of the Verona Pharma acquisition. Verona is now a wholly-owned subsidiary of Merck. Ohtuvayre, a first-in-class maintenance treatment for chronic obstructive pulmonary disease, is now part of Merck’s portfolio of treatments for patients with cardio-pulmonary disease.
On September 9, 2025, Agenus announced that the French National Agency of Medicines and Health Product Safety’s (ANSM) granted reimbursed compassionate access for Agenus’ investigational combination botensilimab plus balstilimab (Bot/Bal) in refractory microsatellite-stable (MSS) metastatic colorectal cancer. The ANSM listings for Bot/Bal are live and include eligibility (including MSS and no active liver metastases) and dosing. Bot/Bal remains investigational and is not approved for commercial marketing in France or elsewhere.
On July 10, 2025, Pelthos announced the launch of Zelsuvmi, for the treatment of molluscum contagiosum (molluscum) in adults and pediatric patients one year of age and older. Zelsuvmi received a Novel Drug designation from the FDA in January 2024 and is the first and only prescription therapy approved for use at home by patients, parents, and caregivers to treat molluscum infections, a highly contagious viral skin condition.

Results of Operations
Revenue and Other Income

(Dollars in thousands)	Q3 2025	Q3 2024	Change	% Change	YTD 2025	YTD 2024	Change	% Change
Revenue from intangible royalty assets	$40,161	$26,552	$13,609	51%	$91,832	$67,512	$24,320	36%
Income from financial royalty assets	6,425	5,157	1,268	25%	18,640	6,454	12,186	189%
Royalties	46,586	31,709	14,877	47%	110,472	73,966	36,506	49%
Captisol	10,672	6,255	4,417	71%	32,419	22,967	9,452	41%
Contract revenue and other income	58,203	13,848	44,355	320%	65,530	27,388	38,142	139%
Total revenue and other income	$115,461	$51,812	$63,649	123%	$208,421	$124,321	$84,100	68%
Q3 2025 vs. Q3 2024
Total revenue and other income increased by $63.6 million, or 123%, to $115.5 million in Q3 2025 compared to $51.8 million in Q3 2024.
Royalties increased by $14.9 million, or 47%, to $46.6 million in Q3 2025 compared to $31.7 million in Q3 2024, primarily due to increase in Filspari, Ohtuvayre and Capvaxive sales.
Captisol sales increased by $4.4 million, or 71%, to $10.7 million in Q3 2025 compared to $6.3 million in Q3 2024, primarily due to the timing of customer orders.
Contract revenue and other income increased by $44.4 million, or 320%, to $58.2 million in Q3 2025 compared to $13.8 million in Q3 2024, with the change due to income from the Pelthos Transaction. DuringQ3 2025, we recognized $53.1 million in total income related to the divestiture of our Pelthos subsidiary. This included $24.5 million associated with the out-license of Zelsuvmi and a $28.6 million gain on the sale of the business. The full $53.1 million is reported in contract revenue and other income.
YTD 2025 vs. YTD 2024
Total revenue and other income increased by $84.1 million, or 68%, to $208.4 million in YTD 2025 compared to $124.3 million in YTD 2024.
Royalties increased by $36.5 million, or 49%, to $110.5 million in YTD 2025 compared to $74.0 million in YTD 2024, primarily due to income from Qarziba financial royalty asset acquired in Q3 2024 and an increase in Filspari, Ohtuvayre and Capvaxive sales.
Captisol sales increased by $9.5 million, or 41%, to $32.4 million in YTD 2025 compared to $23.0 million in YTD 2024, primarily due to the timing of customer orders.
Contract revenue and other income increased by $38.1 million, or 139%, to $65.5 million in YTD 2025 compared to $27.4 million in YTD 2024, with the change due to the above mentioned income from the Pelthos Transaction.
Revenue from intangible royalty assets is a function of our partners’ product sales and the applicable royalty rate. Kyprolis royalty rates are under a tiered royalty rate structure with the highest tier being 3%. Evomela has a fixed royalty rate of 20%. Teriparatide injection has a tiered royalty between 25% and 40% on sales adjusted for certain deductible items as defined in the respective license agreement. The Rylaze, Vaxneuvance, Ohtuvayre and Capvaxive royalty rates are in the low single digits. Filspari has a fixed royalty rate of 9%.

The following table represents revenue from intangible royalty assets by program (in millions):

(in millions)	Q3 2025 Estimated Partner Product Sales	Effective Royalty Rate	Q3 2025 Royalty Revenue	Q3 2024 Estimated Partner Product Sales	Effective Royalty Rate	Q3 2024 Royalty Revenue
Kyprolis	$404.4	2.9%	$11.6	$405.4	2.9%	$11.6
Evomela	9.5	20.0%	1.9	8.5	20.0%	1.7
Teriparatide injection(1)	7.3	35.6%	2.6	8.6	27.9%	2.4
Rylaze	104.6	3.4%	3.6	98.8	3.9%	3.9
Filspari	101.1	9.0%	9.1	35.6	9.0%	3.2
Vaxneuvance	226.0	0.9%	2.0	239.0	0.6%	1.5
Ohtuvayre(2)	135.8	2.0%	2.7	5.6	1.8%	0.1
Capvaxive	244.0	1.3%	3.2	58.0	0.7%	0.4
Other	107.3	3.3%	3.5	82.3	2.2%	1.8
Total	$1,340.0		$40.2	$941.8		$26.6

(in millions)	YTD 2025 Estimated Partner Product Sales	Effective Royalty Rate	YTD 2025 Royalty Revenue	YTD 2024 Estimated Partner Product Sales	Effective Royalty Rate	YTD 2024 Royalty Revenue
Kyprolis	$1,168.4	2.1%	$25.1	$1,213.7	2.2%	$27.2
Evomela	26.5	20.0%	5.3	29.5	20.0%	5.9
Teriparatide injection(1)	21.5	28.4%	6.1	24.3	26.7%	6.5
Rylaze	299.5	3.2%	9.5	309.4	3.3%	10.1
Filspari	233.3	9.0%	21.0	82.2	9.0%	7.4
Vaxneuvance	672.5	0.9%	6.0	636.9	0.6%	4.0
Ohtuvayre(2)	310.0	2.0%	6.2	5.6	1.8%	0.1
Capvaxive	477.5	1.3%	6.3	58.0	0.7%	0.4
Other	294.5	2.1%	6.3	258.9	2.3%	5.9
Total	$3,503.7		$91.8	$2,618.5		$67.5
(1) We receive tiered profit sharing of 25% on quarterly profits less than $3.75 million, 35% on quarterly profits greater than $3.75 million but less than $7.5 million and 40% on quarterly profits greater than $7.5 million.
(2) Our royalty rate on Ohtuvayre is 3%, of which 2% is recognized in revenue from intangible royalty assets and the remaining 1% is accounted for as financial royalty asset. See detail in Note 5, Financial Royalty Assets, net.
Operating Costs and Expenses

(Dollars in thousands)	Q3 2025	% of Revenue	Q3 2024	% of Revenue	YTD 2025	% of Revenue	YTD 2024	% of Revenue
Cost of Captisol	$3,801		$2,449		$11,557		$8,237
Amortization of intangibles	8,097		8,258		24,612		24,701
Research and development	21,019		5,675		77,671		17,000
General and administrative	28,446		24,475		67,422		53,049
Financial royalty assets impairment	—		—		—		26,491
Fair value adjustments to partner program derivatives	(833)		7,812		—		7,812
Total operating costs and expenses	$60,530	52%	$48,669	94%	$181,262	87%	$137,290	110%
Q3 2025 vs. Q3 2024
Total operating costs and expenses increased by $11.9 million, or 24%, to $60.5 million in Q3 2025 compared to $48.7 million in Q3 2024.
Cost of Captisol increased by $1.4 million, or 55%, to $3.8 million in Q3 2025 compared to $2.4 million in Q3 2024, with the increase primarily due to the higher Captisol sales in Q3 2025 compared to Q3 2024.

Amortization of intangibles remained relatively steady in Q3 2025 at $8.1 million compared to $8.3 million in Q3 2024, with the change due to deconsolidation of LNHC, Inc. on July 1, 2025.
At any one time, we are working on multiple R&D programs. As such, we generally do not track our R&D expenses on a specific program basis. Research and development expense was $21.0 million for Q3 2025, compared with $5.7 million for Q3 2024, with the increase primarily attributable to a $17.8 million research and development funding arrangement related to the royalty rights of AVIM Therapy acquired in the Orchestra transaction as discussed in Note 3, Investment Transactions.
General and administrative expense was $28.4 million for Q3 2025, compared to $24.5 million for Q3 2024, with the increase primarily attributable to transaction costs.
Fair value adjustments to partner program derivatives were $(0.8) million for Q3 2025 compared to $7.8 million for Q3 2024. The $(0.8) million in Q3 2025 was a reversal of the adjustments for the six months ended June 30, 2025 upon adopting ASU 2025-07 with the adoption date of January 1, 2025. Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for additional information on the adoption of this amendment. The adjustment of $7.8 million in Q3 2024 was primarily related to certain Agenus partners discontinuing development of their partnered programs.
YTD 2025 vs. YTD 2024
Total operating costs and expenses increased by $44.0 million, or 32%, to $181.3 million in YTD 2025 compared to $137.3 million in YTD 2024.
Cost of Captisol increased by $3.3 million, or 40%, to $11.6 million in YTD 2025 compared to $8.2 million in YTD 2024, with the increase primarily due to the higher Captisol sales in YTD 2025 compared to YTD 2024.
Amortization of intangibles remained relatively steady in YTD 2025 at $24.6 million compared to $24.7 million in YTD 2024, with the change due to deconsolidation off LNHC, Inc. on July 1, 2025.
Research and development expense was $77.7 million for YTD 2025, compared with $17.0 million for YTD 2024, with the increase primarily due to a $44.3 million research and development funding arrangement related to the D-Fi royalty rights acquired with the Castle Creek Investment transaction and a $17.8 million research and development funding arrangement related to the Orchestra transaction. Both transaction are discussed in Note 3, Investment Transactions.
General and administrative expense was $67.4 million for YTD 2025, compared to $53.0 million for YTD 2024, with the increase primarily due to transaction costs.
Financial royalty asset impairment was $26.5 million for YTD 2024 due to Takeda’s Soticlestat missing its Phase 3 clinical trial primarily endpoint of reducing the frequency of convulsive seizures for patients with Dravet Syndrome.
We had no fair value adjustments to partner program derivatives for YTD 2025 due to the adoption of ASU 2025-07 on January 1, 2025, based on which we no longer have partnered program derivative assets. Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for additional information on the adoption of ASU 2025-07. The adjustment of $7.8 million in YTD 2024 was primarily related to certain Agenus partners discontinuing development of their partnered programs.
Non-operating Income and Expenses

(Dollars in thousands)	Q3 2025	Q3 2024	Change	% Change	YTD 2025	YTD 2024	Change	% Change
Gain (loss) from short-term investments	$7,798	$2,407	$5,391	224%	$(3,630)	$98,923	$(102,553)	(104)%
Gain (loss) from change in fair value of equity-method investments and other investments	75,887	(3,029)	78,916	(2605)%	75,887	(34,601)	110,488	(319)%
Interest income	3,874	1,347	2,527	188%	7,266	6,124	1,142	19%
Interest expense	(910)	(741)	(169)	23%	(2,930)	(2,154)	(776)	36%
Other non-operating expense, net	(443)	(9,466)	9,023	(95)%	(1,572)	(13,605)	12,033	(88)%
Total non-operating income (expenses), net	$86,206	$(9,482)	$95,688	(1009)%	$75,021	$54,687	$20,334	37%
Q3 2025 vs. Q3 2024
The gain from short-term investments was $7.8 million in Q3 2025 compared to $2.4 million in Q3 2024. In Q3 2025, we recorded an unrealized loss on Viking common stock of $0.2 million as compared to an unrealized gain of $10.3 million in Q3 2024. In Q3 2025, we recorded a $9.8 million unrealized gain on Palvella common stock that we acquired in December 2024. In Q3 2024, we recorded a loss of $7.9 million on the fair value adjustment to the Viking Share Collar.

The gain (loss) from change in fair value of equity-method investments and other investments increased by $78.9 million to $75.9 million in Q3 2025, primarily attributable to the fair value changes of the Pelthos common shares and Pelthos Series A preferred shares that we acquired in connection with the Pelthos Transaction. For additional information, see Note 2, Pelthos Transaction. In Q3 2024, we recognized a full impairment of $3.0 million for our investment in Neuritek warrants.
Interest income consists primarily of interest earned on our short-term investments. The increase over the prior year period was due to the increase in average investment balances in Q3 2025 compared to Q3 2024.
In Q3 2025, interest expense consists primarily of the 0.75% coupon cash interest expense in addition to the non-cash accretion of discount (including the amortization of debt issuance costs) on our 0.75% Convertible Senior Notes due 2030 (the “Notes”), which were issued in August 2025. In Q3 2024, interest expense consists primarily of interest accrued related to a royalty and milestone payments purchase agreement entered into by Novan, Inc. in 2019, assumed by Ligand as part of the Novan acquisition in September 2023, and deconsolidated on July 1, 2025.
Other non-operating expense, net, primarily consists of mark-to-market adjustments on derivatives (other than the Viking Share Collar and the partner program derivatives) and CVRs. Other non-operating expense, net, in Q3 2025 decreased by $9.0 million as compared to Q3 2024, primarily due to the fair value changes to derivative assets and the loss from equity method investment in Primrose Bio in Q3 2024.
YTD 2025 vs. YTD 2024
The fluctuation in the gain (loss) from short-term investments is primarily driven by the changes in the fair value of our ownership in Viking common stock and other equity security investments. The loss from short-term investments was $3.6 million in YTD 2025 as compared to the gain from short-term investments of $98.9 million in YTD 2024. In YTD 2025, we recorded an unrealized loss on Viking common stock of $14.0 million as compared to an unrealized gain of $32.1 million in YTD 2024. In YTD 2025, we recorded a $12.3 million unrealized gain on Palvella common stock that we acquired in December 2024. In YTD 2024, we recorded a gain of $7.3 million on the fair value adjustment to the Viking Share Collar. In addition, we sold 0.7 million shares of Viking common stock and recognized a realized gain of $60.0 million in total in YTD 2024.
The gain (loss) from change in fair value of equity-method investments and other investments increased by $110.5 million to $75.9 million in YTD 2025, primarily attributable to the fair value changes of the Pelthos common shares and Pelthos Series A preferred shares that we acquired in connection with the Pelthos Transaction. For additional information, see Note 2, Pelthos Transaction. In YTD 2024, we recognized a fair value adjustment of $25.8 million to Primrose Bio securities investment and a $5.8 million impairment to Primrose Bio equity method investment.
Interest income consists primarily of interest earned on our short-term investments. The increase over the prior year period was due to the increase in average investment balances in YTD 2025 compared to YTD 2024.
Interest expense consists primarily of 1) the 0.75% coupon cash interest expense in addition to the non-cash accretion of discount (including the amortization of debt issuance costs) on our 0.75% Convertible Senior Notes due 2030 which was issued in August 2025, and 2) interest accrued related to a royalty and milestone payments purchase agreement entered into by Novan, Inc. in 2019, assumed by Ligand as part of the Novan acquisition in September 2023, and deconsolidated on July 1, 2025.
Other non-operating expense, net, primarily consists of mark-to-market adjustments on derivatives (other than the Viking Share Collar and the partner program derivatives) and CVRs. Other non-operating expense, net, in YTD 2025 decreased by $12.0 million as compared to YTD 2024, primarily due to the fair value changes to derivative assets and the loss from equity method investment in Primrose Bio in YTD 2024.
Income Tax Expense

(Dollars in thousands)	Q3 2025	Q3 2024	Change	YTD 2025	YTD 2024	Change
(Loss) income before income taxes	$141,137	$(6,339)	$147,476	$102,180	$41,718	$60,462
Income tax benefit (expense)	(23,864)	(833)	(23,031)	(22,511)	(14,662)	(7,849)
(Loss) income from operations	$117,273	$(7,172)	$124,445	$79,669	$27,056	$52,613
Effective tax rate	16.9%	(13.1)%		22.0%	35.1%
We compute our income tax provision by applying the estimated annual effective tax rate to income from operations and adding the effects of any discrete income tax items specific to the period. The effective tax rate for the three months ended September 30, 2025 and 2024 was 16.9% and (13.1)%, respectively. The effective tax rate for the nine months ended September 30, 2025 and 2024 was 22.0% and 35.1%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2025 was primarily due to Section162(m) limitation on deduction for officer compensation, and income from foreign operations, which were partially offset by the foreign derived intangible income deduction. The variance from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2024 was primarily due to tax benefits from the foreign-derived intangible income deduction as well as the research and development tax credits, which were partially offset by the Section 162(m) limitation during the period.
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
Liquidity and Capital Resources
As of September 30, 2025, our cash, cash equivalents, and short-term investments totaled $664.5 million, which increased by $408.4 million from the end of last year mainly due to the issuance of the Notes in August 2025. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and short-term investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.
Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. Our short-term investments include U.S. government debt securities, investment-grade corporate debt securities, commercial paper, and certificates of deposit. We have established guidelines relative to diversification and maturities of our investments in order to provide both safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. Additionally, we own certain equity securities which are classified as short-term investments that we received as a result of a milestone and an upfront license payment as well as 1.0 million shares of common stock in Viking.
On August 14, 2025, we issued $460.0 million aggregate principal amount of 0.75% convertible senior notes due 2030. The aggregate principal includes the purchase of an additional $60.0 million aggregate principal amount of the Notes by the initial purchasers pursuant to the full exercise of the initial purchasers’ option to purchase additional Notes. The net proceeds from the offering were approximately $445.1 million, after deducting the initial purchasers’ discounts and debt issuance costs incurred by Ligand.
On September 30, 2022, we entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Agent”), under which we may, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million in “at the market” offerings through the Agent (the “ATM Offering”). The shelf registration statement relating to such shares included a prospectus covering the offering, issuance and sale of up to $100 million of our common stock from time to time through the ATM Offering. The shares to be sold under the Sales Agreement may be issued and sold pursuant to the shelf registration statement. During the three and nine months ended September 30, 2025, we did not issue any shares of common stock in the ATM Offering. During the three and nine months ended September 30, 2024, we issued 334,325 shares of common stock in the ATM Offering, generating proceeds of 34.3 million, net of commissions and other transaction costs.
In April 2023, our Board has approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50 million of our common stock from time to time through April 2026. We expect to acquire shares, if at all, primarily through open-market transactions in accordance with all applicable requirements of Rule 10b-18 of the Exchange Act. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. During the three and nine months ended September 30, 2025 and 2024, we did not repurchase any shares of common stock, respectively, under the stock repurchase program.
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

On July 8, 2024, we entered into the first amendment to the Revolving Credit Facility which amends the Credit Agreement to, among other things, increase the aggregate revolving credit facility amount from $75 million to $125 million. In connection with the Notes, on August 11, 2025, we entered into the second amendment to the Credit Agreement, to permit, among other things, certain cash settlement payments on the Notes, subject to customary conditions set forth therein. On September 12, 2025, we entered into the third amendment to the Credit Agreement to, among other things, extend the maturity date to September 12, 2028 and modify the minimum consolidated EBITDA (as defined in the Credit Agreement) covenant to require the Company to maintain not less than $55 million of consolidated EBITDA (as defined in the Credit Agreement) for the trailing four-quarter period ended September 30, 2025 and each trailing four-quarter period ending thereafter.
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
As of September 30, 2025, we had $124.4 million in available borrowing under the Revolving Credit Facility, after utilizing $0.6 million for letter of credit.
We believe that our existing funds, cash generated from operations and existing sources of and access to financing are adequate to fund our need for working capital, capital expenditures, Pelthos Transaction, debt service requirements, continued advancement of research and development efforts, potential stock repurchases and other business initiatives we plan to strategically pursue, including acquisitions and strategic investments.
As of September 30, 2025, we had $3.8 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.
Cash Flow Summary

(Dollars in thousands)	YTD 2025	YTD 2024
Net cash provided by (used in):
Operating activities	$3,444	$68,576
Investing activities	$(359,218)	$(105,041)
Financing activities	$419,893	$76,753
During the nine months ended September 30, 2025, we generated cash from operations primarily from revenue and other operating income which was partially offset by our investments in Castle Creek and Orchestra R&D funding arrangements. We used cash in investing activities primarily for purchases of short-term investments, financial royalty assets, and warrants derivative assets, as well as Pelthos deconsolidation, partially offset by cash proceeds from sale and maturity of short-term investments, and cash proceeds from financial royalty assets. We generated cash from financing activities primarily due to net proceeds from Convertible Notes and related transactions (purchase of hedge, issuance of warrants, and repurchase of shares). stock options exercises and ESPP, as well as proceeds from Pelthos investors.
During the nine months ended September 30, 2024, we generated cash from operations primarily from revenue and other operating income. We used cash in investing activities primarily for Apeiron Acquisition, Agenus acquisition, and purchases of short-term investments, financial royalty assets and Palvella notes receivable, partially offset by cash proceeds from sale and maturity of short-term investments including Viking common stock. We generated cash from financing activities primarily due to net proceeds from sales of our common stock in the ATM Offering, and net proceeds from stock options exercises and ESPP.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to our market risks in the nine months ended September 30, 2025, when compared to the disclosures in Item 7A of our 2024 Annual Report.
Item 4. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2025 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On August 22, 2024, CyDex Pharmaceuticals, Inc. filed a Verified Complaint in the Delaware Court of Chancery against Bexson Biomedical, Inc. (“Bexson”), asserting claims for declaratory relief and breach of contract arising out of a Captisol In Vivo Agreement (the “In Vivo Agreement”) between the parties, pursuant to which CyDex provided Bexson with research-grade Captisol and related confidential and proprietary information for a potential new formulation of ketamine being developed by Bexson. CyDex alleges that Bexson breached its obligations under the In Vivo Agreement, including by misusing confidential information and materials provided by CyDex and by using CyDex’s confidential information and materials to file patent applications that purport to cover formulations that are “not ketamine.” CyDex also asserts that Bexson failed to return and destroy CyDex’s confidential information and materials as required by the In Vivo Agreement. CyDex seeks relief including specific performance of certain co-ownership provisions of the In Vivo Agreement and disgorgement from Bexson for any benefits obtained in violation of the In Vivo Agreement. On September 27, 2024, Bexson filed a Motion to Dismiss the Verified Complaint. A Verified Amended Complaint was filed by CyDex on November 6, 2024, and a Motion to Dismiss the Verified Amended Complaint was filed by Bexson on January 17, 2025. On May 23, 2025, Bexson withdrew its pending Motion to Dismiss and filed a Verified Counterclaim, Answer, and Affirmative Defenses. On July 17, 2025, CyDex and Bexson agreed to a joint stipulation for a schedule on judgment on the pleadings, providing for briefing to be complete by November 17, 2025. CyDex filed its reply to Bexson’s counterclaim on July 23, 2025. On August 22, 2025, Bexson filed its opening brief in support of its motion for judgment on the pleadings. On September 25, 2025, CyDex filed its partial cross-motion for judgment on the pleadings and opposition to Bexson’s motion, and on October 27, 2025 Bexson filed its combined answering brief in opposition to CyDex’s motion and reply in support of its motion. CyDex anticipates filing a reply brief on November 17, 2025.
On July 18, 2025, CyDex received a letter from PH Health Limited (“PH Health”), a wholly-owned indirect subsidiary of Endo, Inc., stating that PH Health had submitted to the U.S. Food and Drug Administration an Abbreviated New Drug Application (“ANDA”) referencing New Drug Application No. 022235, owned by Baxter Healthcare Corp. (“Baxter”) for Captisol®-enabled Nexterone® (amiodarone hydrochloride, 150 mg/100 mL, premixed for injection). In its Notice Letter, PH Health stated that its ANDA includes a certification under 21 U.S.C. § 355(j)(2)(A)(vii)(IV) that, in PH Health’s opinion, CyDex’s U.S. Patent No. 7,635,773 (“the ’773 patent”) is invalid, unenforceable and/or will not be infringed by Par Heath’s ANDA product. The Notice Letter included an explanation intended to support PH Health’s position that its ANDA product would not infringe the ’773 patent but did not include detailed explanations regarding invalidity or unenforceability. On August 29, 2025, during the 45 day period for filing a lawsuit pursuant to the Hatch-Waxman Act, Baxter and CyDex filed a lawsuit in the United States District Court for the Distinct of New Jersey against Par Health Ltd., Par Health USA, Endo USA, Inc., Endo Operations Limited, and Endo, Inc., asserting that the ANDA filing infringed the ’773 patent. See Case No. 3:25-cv-15120-MCA. An Answer has not yet been filed.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None

Item 6.    Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
4.1	Indenture, dated as of August 14, 2025, by and between Ligand Pharmaceuticals Incorporated and U.S. Bank National Association, as Trustee.	8-K	001-33093	8/14/2025	4.1
4.2	Form of Global Note, representing Ligand Pharmaceuticals Incorporated’s 0.75% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-33093	8/14/2025	4.2
10.1	Second Amendment to Credit Agreement, dated as of August 11, 2025, to that certain Credit Agreement, dated as of October 12, 2023, by and among Ligand Pharmaceuticals Incorporated, certain of its subsidiaries, as Guarantors (as defined therein), the Lenders (as defined therein) party thereto, and Citibank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (each as defined therein), as amended by that certain First Amendment to Credit Agreement, dated as of July 8, 2024.	8-K	001-33093	8/11/2025	10.1
10.2	Form of Convertible Note Hedge Transaction Confirmation.	8-K	001-33093	8/14/2025	10.1
10.3	Form of Warrant Transaction Confirmation.	8-K	001-33093	8/14/2025	10.2
10.4	Third Amendment to Credit Agreement, dated as of September 12, 2025, to that certain Credit Agreement, dated as of October 12, 2023, by and among Ligand Pharmaceuticals Incorporated, certain of its subsidiaries, as Guarantors (as defined therein), the Lenders (as defined therein) party thereto, and Citibank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (each as defined therein), as amended by that certain First Amendment to Credit Agreement, dated as of July 8, 2024 and as amended by that certain Second Amendment to Credit Agreement.	8-K	001-33093	9/16/2025	10.1
19.1	Insider Trading Policy (October 2025 Update).					X
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.
						X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL and contained in Exhibit 101.					X

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

Date:	November 7, 2025	By:	/s/ Octavio Espinoza
Octavio Espinoza
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer