Form 10-K
period 2025-12-31
LIGAND PHARMACEUTICALS INC
filed 2026-02-27
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________________________________________________________
FORM 10-K
_____________________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .

Commission File No. 001-33093

LIGAND PHARMACEUTICALS INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	77-0160744
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

555 Heritage Drive, Suite 200
Jupiter
Florida	33458
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (858) 550-7500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	LGND	The Nasdaq Global Market

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

The aggregate market value of the Registrant’s voting and non-voting stock held by non-affiliates was approximately $1.6 billion based on the last sales price of the Registrant’s Common Stock on the Nasdaq Global Market of the Nasdaq Stock Market LLC on June 30, 2025. For purposes of this calculation, shares of Common Stock held by directors, officers and 10% stockholders known to the Registrant have been deemed to be owned by affiliates which should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled by or under common control with the Registrant.

As of February 24, 2026, the Registrant had 19,941,141 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2026 Annual Meeting of Stockholders to be filed with the Commission within 120 days of December 31, 2025 are incorporated by reference in Part III of this Annual Report on Form 10-K. With the exception of those portions that are specifically incorporated by reference in this Annual Report on Form 10-K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2023 Notes	$750.0 million aggregate principal amount of 0.75% convertible senior unsecured notes due 2023
2030 Notes	$460.0 million aggregate principal amount of 0.75% convertible senior unsecured notes due 2030
Acrotech	Acrotech Biopharma Inc.
Adalvo	Adalvo Limited
Agenus	Agenus Inc., Agenus Royalty Fund, LLC, and/or Agenus Holdings 2024, LLC
Aldeyra	Aldeyra Therapeutics, Inc.
Amgen	Amgen, Inc.
Arecor	Arecor Therapeutics plc.
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Baxter	Baxter International, Inc.
BendaRx	BendaRx Corp.
BeOne Medicines	BeOne Medicines I GmbH
BLA	Biologics license application
CASI	CASI Pharmaceuticals, Inc.
cGMP	Current Good Manufacturing Practice
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
COPD	Chronic obstructive pulmonary disease
Cormatrix	Cormatrix Cardiovascular, Inc.
Corvus	Corvus Pharmaceuticals, Inc.
Credit Agreement	Credit Agreement, dated as of October 12, 2023, as amended, among Ligand Pharmaceuticals Incorporated, certain of its subsidiaries, as Guarantors (as defined therein), the Lenders (as defined therein), and Citibank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
Daiichi Sankyo	Daiichi Sankyo Company, Ltd.
DMF	Drug Master File
ESG	Environmental, Social and Governance
ECM	Extracellular matrix
Eisai	Eisai Inc.
Elutia	Elutia Inc. (f/k/a Aziyo Biologics, Inc.)
EPA	Environmental Protection Agency
ESPP	Employee Stock Purchase Plan, as amended and restated
EU	European Union
Exelixis	Exelixis, Inc.
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FY 2025	The Company’s fiscal year ended December 31, 2025
FY 2024	The Company’s fiscal year ended December 31, 2024
FY 2023	The Company’s fiscal year ended December 31, 2023
GAAP	Generally accepted accounting principles in the United States
GCSF	Granulocyte-colony stimulating factor
Gilead	Gilead Sciences, Inc.
Hikma	Hikma Pharmaceuticals PLC
Hovione	Hovione FarmCiencia, S.A.
IND	Investigational New Drug
InvIOs	InvIOs Holding AG
IRS	Internal Revenue Service

IV	Intravenous
Jazz	Jazz Pharmaceuticals, Inc.
LeonaBio	LeonaBio, Inc.
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
LTP	Liver targeting prodrug
Marinus	Marinus Pharmaceuticals, Inc.
Melinta	Melinta Therapeutics, Inc.
Merck	Merck & Co., Inc.
Metabasis	Metabasis Therapeutics, Inc.
NDA	New Drug Application
NOLs	Net Operating Losses
Novan	Novan, Inc. (n/k/a NVN Liquidation, Inc.)
Novartis	Novartis AG
Nucorion	Nucorion Pharmaceuticals, Inc.
OmniAb	OmniAb Operations, Inc. (f/k/a OmniAb, Inc.)
Ono	Ono Pharmaceutical Co., Ltd.
Opthea	Opthea Limited
Orange Book	Publication identifying drug products approved by the FDA based on safety and effectiveness
Orchestra	Orchestra BioMed Holdings, Inc.
Orchestra BioMed	Orchestra BioMed Holdings, Inc.
Palvella	Palvella Therapeutics, Inc.
PDUFA	Prescription Drug User Fee Act
Pfenex	Pfenex Inc.
Pfizer	Pfizer, Inc.
Phoenix Tissue	Phoenix Tissue Repair
Primrose/Primrose Bio	Primrose Bio, Inc.
PSU	Performance stock unit
R&D	Research and Development
Recordati	Recordati Industria Chimica e Farmaceutica S.p.A
Revolving Credit Facility	The revolving credit facility under the Credit Agreement
RSU	Restricted stock unit
Sage	Sage Therapeutics, Inc.
Sanofi	Sanofi SA
SARM	Selective Androgen Receptor Modulator
SEC	Securities and Exchange Commission
Sedor	Sedor Pharmaceuticals LLC, (assignee of RODES, Inc.)
Seelos	Seelos Therapeutics, Inc.
Selexis	Selexis, SA
Sermonix	Sermonix Pharmaceuticals, LLC
SII	Serum Institute of India
SQ Innovation	SQ Innovation, Inc.
Sunshine Lake Pharma	Sunshine Lake Pharma Co., Ltd.
Takeda	Takeda Pharmaceuticals Company Limited
Tax Act	The Tax Cuts and Jobs Act
Teva	Teva Pharmaceuticals USA, Inc., Teva Pharmaceutical Industries Ltd. and Actavis, LLC, collectively
Travere	Travere Inc.
TR-Beta	Thyroid hormone receptor beta
Vernalis	Ligand UK Limited (f/k/a Vernalis plc)
Verona	Verona Pharma plc

Viking	Viking Therapeutics
Xi’an Xintong	Xi’an Xintong Pharmaceuticals Research Co. Ltd.

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
All statements contained herein, other than statements of historical fact, could be deemed to be forward-looking statements. In some instances, forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “plan,” “intends,” “estimates,” “would,” “continue,” “seeks,” “pro forma,” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as those related to our future results of operations and financial position, royalties and milestones under license agreements, Captisol material sales, product development, and product regulatory filings and approvals, and the timing thereof, Ligand’s status as a high-growth company, as well as other statements that are not historical in nature. You should be aware that the occurrence of any of the events discussed in Part I under Item 1A under the caption “Risk Factors” of this report could negatively affect our results of operations, financial condition and the trading price of our stock.
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
Trademarks
This Annual Report on Form 10-K includes trademarks, trade names and service marks owned by us. Ligand®, Captisol®, CyDex®, LTP®, LTP Technology®, NITRICILTM and Zelsuvmi® are protected under applicable intellectual property laws and are our property. All other trademarks, trade names and service marks including, but not limited to Pelican Expression Technology®, PeliCRM®, Pfenex Expression Technology®, OmniAb® Kyprolis®, Evomela®, Veklury®, Livogiva®, Bonteo®, Zulresso®, Rylaze®, Vaxneuvance™, Pneumosil®, Minnebro®, Baxdela®, Nexterone®, Noxafil®, Duavee®, Filspari®, Ohtuvayre™, Qarziba® and Xepi® are the property of their respective owners. Solely for convenience, trademarks, trade names and service marks referred to in this report may appear without the ®, ™ or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to such trademarks, trade names and service marks. Use or display by us of other parties’ trademarks, trade dress or products is not intended to and does not imply a relationship with, or endorsement or sponsorship of, us by the trademark or trade dress owners.

Item 1.	Business
Overview
We are a biopharmaceutical royalty company focused on deploying capital and licensing technologies to acquire and create diversified royalty streams from high-value medicines. Our primary business is investing in and structuring royalty interests in mid- to late-stage development and commercial biopharmaceutical products, allowing us to generate long-duration, non-dilutive cash flows supported by a lean corporate cost structure. Capital deployment and technology licensing are the primary drivers of our long-term growth.
We partner capital through a range of transaction structures—including royalty purchases, development-stage financing arrangements, and acquisitions of companies or assets with embedded royalty rights—designed to create cash flowing royalties and produce attractive risk-adjusted returns. Our goal is to provide investors with exposure to biopharmaceutical innovation through a diversified portfolio of royalty interests while mitigating the binary risk and capital intensity traditionally associated with drug development.
In addition to our royalty investment activities, we operate two infrastructure-light, royalty-generating platform technologies, Captisol® and NITRICIL®. These technologies exemplify our platform technology investment criteria: infrastructure-light, scalable intellectual property with existing royalty streams and the potential to generate incremental royalties through partner-driven development and commercialization.
Our revenue is generated primarily from royalties on sales of products commercialized by our partners, supplemented by Captisol material sales and contract revenue from license fees and milestone payments. We partner with leading biopharmaceutical companies to leverage their capabilities in late-stage development, regulatory execution, and commercialization, while we focus on disciplined capital deployment, portfolio construction, and risk management. This also allows us to leverage our partner's asset infrastructure in sales and marketing, manufacturing and R&D to avoid high cost infrastructure ourselves.
Strategy and Execution
Investment Strategy
We are a biopharmaceutical royalty aggregator, focused on disciplined capital allocation to differentiated late-stage assets and operation of royalty-generating, infrastructure-light platform technologies. We have 12 major commercial stage royalty assets comprising the majority of our royalty revenue. We maintain a portfolio of more than 90 additional commercial and development-stage programs. In 2022, Ligand made a strategic decision to refine our strategy and focus on a more efficient, high margin, low infrastructure version of our historical model. Following the spin-off of our OmniAb antibody discovery business in November 2022 and our Pelican Expression Technology subsidiary in September 2023, and continuing through and after the carve-out of our Pelthos Therapeutics business in July 2025 in connection with the Pelthos Transaction, our focus has been to continue to expand our pipeline by aggregating royalty rights in mid- to late-stage development and commercial biopharma products, while maintaining a lean infrastructure and high-margin business.
Our business model is highly differentiated from a traditional biotechnology company in several important ways. First, we have limited infrastructure requirements, enabling us to maintain relatively high operating margins. Second, we can enable development over a broad range of therapeutic areas and can be strategic and balanced about the size of our investments to achieve a highly diversified portfolio. Third, we believe our business model significantly mitigates the high volatility and risk associated with building a business around a single or small number of assets. With this approach, we have the ability to mitigate the impact of binary clinical outcomes inherent in the biopharmaceutical industry, thereby facilitating cash flows that are more predictable. Finally, we can target the size of our investments to achieve appropriate diversification across the portfolio.
Since refocusing the business in 2022, we have built a highly experienced business and investment team to execute our strategy. There is high demand for capital and low availability of structured capital in the segment of the biopharmaceutical market in which we operate, creating significant investment opportunities for Ligand. Unlike open-market equity investing, many of our investments take place under Confidential Disclosure Agreements and similar agreements of confidentiality (“CDAs”), facilitating access to in-depth proprietary information and data. Our flexible investment structures are designed to mitigate risks and help accommodate different transaction structures in line with our partners’ goals. We believe our business model is highly scalable and has significant growth potential. We have assembled a talented, long-tenured team with deep industry relationships, investment experience and industry knowledge.
Our investment opportunities are sourced through a combination of proprietary origination, deep industry relationships, and active engagement with biopharmaceutical partners. Our business development team works closely with potential counterparties under CDAs to access non-public clinical, regulatory and commercial diligence materials. This access allows us to evaluate opportunities earlier, structure transactions with greater precision, and selectively pursue investments with attractive, asymmetric risk-reward profiles. This disciplined origination process, supported by experienced professionals with deep scientific and financial expertise, enhances our ability to access differentiated royalty and financing opportunities.
From a tactical perspective, we execute our business model using four key strategies: (1) royalty purchase and other royalty monetization transactions, (2) acquisitions of companies or assets with embedded royalty rights and other special situations, (3) project finance and other development-stage financing arrangements, and (4) IP technology platform investments.
1.With royalty monetization and other royalty monetization transactions, we purchase rights on existing royalty contracts that are owned by inventors, academic institutions or companies. There are advantages of royalty investing as a model because royalties 1) require minimal infrastructure, 2) are non-dilutable and 3) royalty flows are often protected in bankruptcy.
2.With acquisitions of companies or assets with embedded royalty rights and other special situations investing, we can acquire companies (via stock purchase, asset purchase, merger or other similar transaction) primarily as a means of accessing embedded royalty rights, partnered programs, or late-stage assets that can be monetized through royalties, rather than building and operating traditional drug development organizations. Ligand has an especially novel market position in this category as we are a team that has combined significant operating expertise with royalty investment experience. In this strategy, we acquire entire companies and then incubate, restructure and eventually hold onto the long-term royalty interests after shedding the infrastructure. Ligand’s track record of doing this successfully includes:
•Pharmacopeia acquisition, which yielded Travere’s Filspari
•Metabasis acquisition, which contributed to the creation of Viking Therapeutics
•Vernalis acquisition, which yielded Merck’s Ohtuvayre
•Pfenex acquisition, which yielded five of our major commercial royalty programs – Capvaxive, Vaxneuvance, Rylaze, Pneumosil, and Teriparatide, as well as our equity interest in Primrose Bio
•Novan acquisition, which yielded Zelsuvmi, our NITRICIL platform, and ultimately our equity interest in Pelthos following the completion of the Pelthos Transaction
•Apeiron acquisition, which yielded Qarziba
3.     Project finance and other development-stage financing arrangements involves the provision of development capital to fund late-stage clinical programs in return for royalty contracts that we negotiate, creating synthetic royalties on the future sales of those products.
4.     Finally, with IP technology platform acquisitions, we look for platforms that are infrastructure-light with existing royalties in place while providing the potential for generating new royalties through operating those platforms. Ideal technology IP platforms will be scalable and have broad applicability. Our Captisol and NITRICIL businesses are excellent examples of successful platform technology investments.
We have a specific set of criteria we use to assess potential investments. The first is time to cash flow, as we typically seek products that are within a few years of regulatory approval and commercialization. We prioritize investments where the path to royalty monetization is clear and capital requirements beyond our investment is accessible. Typically, this means we invest in Phase 3 assets, although we also evaluate opportunities to invest from Phase 2 to approved assets. In terms of an asset’s clinical profile, we are looking for strong data supporting both efficacy and safety, and products which will ultimately deliver significant value to patients. We also look for strong market exclusivity, which can be achieved through intellectual property and/or regulatory protections. Structural alignment with our counterparty and the commercial partner is also a key criteria of the investments we make. Ultimately, we look for assets with favorable risk-reward profiles, which have above average probability of technical and regulatory success and can be commercialized effectively.

We have a disciplined investment process that guides us through our evaluation of potential investment opportunities. The process begins with proprietary origination, leveraging a seasoned investment team with deep industry expertise and strong relationships to source high-quality opportunities. Our investment progresses through a gated diligence framework that allocates resources across preliminary assessment, term-sheet development, and confirmatory diligence. A tailored proposal is constructed to align strategic objectives with the counterparty while optimizing our return potential. The process concludes with a comprehensive financial and legal due diligence review encompassing clinical, regulatory, commercial, intellectual property, and legal domains, culminating in a unanimous approval vote by our experienced three-member Investment Committee of the board of directors prior to entering into any binding term sheet and/or definitive documentation regarding our investment opportunities.

Performance
Since launching our more focused strategic investment approach in 2022, we have delivered meaningful and sustained revenue growth, reflecting improved execution, portfolio discipline, and an increased emphasis on high‑value opportunities. This approach has strengthened our core business, enhanced operating leverage, and supported continued investment in growth initiatives. Over this period, increased market recognition of our strategy and execution has also been reflected in appreciation of our stock price. We believe our focused approach enhances the durability of our business and supports our long‑term growth objectives.

Track Record of Execution

Since separation of OmniAb in 2022, share price appreciation of ~175%[1]

Core Revenue[2]
Total CAGR: 30%
Royalty CAGR: 30%
$108
$19
$16
$73
$131
$18
$28
$85
$167
$27
$31
$109
$240
$38
$40
$161
2022A
2023A
2024A
2025A
Royalties
Captisol Sales
Contract Revenue

YoY Growth	21%	27%	43%

1. Figures from 11/2/2022 to 12/31/2025.
2. Excludes Covid-19 related Captisol sales in 2022 and gains associated with the sale of Pelthos to Channel Therapeutics in Q3 2025, except the Zelsuvmi out-license component, as it represents a core element of the Company's value creation strategy. See our Q4 25 earnings release for a reconciliation to the corresponding GAAP measure.

Technologies
Our technology platforms are evaluated and managed as long-duration royalty assets. While these technologies are scientifically differentiated, their strategic role within Ligand is to generate recurring royalty revenue and optionality for incremental royalty creation through partner-driven development, rather than to support internally operated drug development programs.
Captisol Technology
Captisol is our largest and most established royalty-generating technology platform. Captisol is a patent-protected, chemically modified cyclodextrin with a structure designed to optimize the solubility and stability of drugs. This unique technology has enabled 17 FDA-approved products, including Gilead’s Veklury, Amgen’s Kyprolis, Baxter’s Nexterone, and Acrotech Biopharma’s Evomela. There are many Captisol-enabled products currently in various stages of development. We maintain a broad global patent portfolio for Captisol with the latest expiration date in 2033. Other patent applications covering methods of making Captisol, if issued, extend the expiration date to 2041.
In addition to solid Captisol powder, partners may access cGMP manufactured aqueous Captisol concentrate. This product offering was established in 2017 to reduce cycle time and increase Captisol production capacity for large-volume drug products. We maintain both Type IV and Type V DMFs with the FDA. These DMFs contain manufacturing and safety information relating to Captisol that our licensees can reference when developing Captisol-enabled drugs. We also have active DMFs in Japan, China and Canada.
NITRICIL Technology Platform
The NITRICIL technology platform was acquired through our Novan acquisition in 2023. The platform leverages nitric oxide’s naturally occurring antimicrobial and immunomodulatory properties to support the development of therapies addressing unmet medical needs across multiple therapeutic areas. NITRICIL enables “tunable” dosing through an adjustable drug release profile, allowing for proprietary formulations targeting a broad range of indications.
NITRICIL is currently leveraged in one FDA-approved product, Zelsuvmi, the first at-home FDA approved treatment for molluscum contagiosum. The platform is designed to support multiple royalty-bearing products, with Zelsuvmi representing the first commercial validation of NITRICIL’s potential to generate recurring royalty revenue across additional indications over time, primarily through partner-led development and commercialization.
HepDirect and LTP Technology Platform
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
Pelican Expression Technology
The Pelican Expression Technology platform is owned and operated by Primrose Bio, in which Ligand held a 31.5% equity interest as of December 31, 2025. Ligand’s economic exposure to the platform is through its equity ownership and associated royalty and licensing arrangements, rather than through direct operational involvement.
The Pelican Expression Technology platform is a validated, scalable recombinant protein expression system used by global biopharmaceutical manufacturers for the production of complex biologics. The platform is currently licensed for multiple commercial and development-stage programs.
Ligand evaluates its investment in Pelican as part of its broader capital allocation strategy, with value derived from equity appreciation, royalties, and licensing income, without requiring Ligand to deploy or maintain operating infrastructure.
2025 Investment Highlights
In February 2025, we entered into a royalty financing agreement with Castle Creek Biosciences, Inc., a late-stage cell and gene therapy company, to support Castle Creek’s D-Fi (FCX-007) Phase 3 clinical study. D-Fi is an injectable autologous gene-modified cell therapy in development for the treatment of dystrophic epidermolysis bullosa (“DEB”) a devastating, painful, and debilitating rare genetic skin disorder. Under the terms of the agreement, we have invested $50 million in exchange for a mid-single digit royalty on worldwide sales of D-Fi and a portion of a future milestone payment upon D-Fi achieving FDA approval.
Throughout 2024 and into January of 2025, we acquired additional royalties from several Ohtuvayre inventors, bringing our total Ohtuvayre royalty to 3%.

On July 31, 2025, we invested $25 million in strategic capital to fund Orchestra BioMed Holdings, Inc.'s (“Orchestra” or “Orchestra Biomed”) late-stage partnered cardiology programs, consisting of a $20 million cash payment paid at closing and an additional $5 million to purchase shares of Orchestra’s common stock in an equity private placement at the price of $2.75 per share (the price of Orchestra’s common stock at its last public offering). Ligand also agreed to fund an additional $15 million, subject to certain conditions precedent, at the nine-month anniversary of the transaction closing date. In exchange, we received a low double-digit royalty on the first $100 million of Orchestra's annual revenues related to the AVIM and Virtue SAB programs in all indications. We will also earn a mid-single-digit royalty on Orchestra's annual revenues exceeding $100 million related to AVIM therapy in the uncontrolled hypertension and increased cardiovascular risk indication and Virtue SAB in coronary artery disease indications.We also received warrants to purchase shares of Orchestra’s common stock. The transaction closed on August 4, 2025.
On September 24, 2025, we invested $7 million in strategic capital to purchase economic rights from Arecor Limited (“Arecor”), with an additional $1 million in deferred consideration payable in two equal parts at the six- and twelve-month anniversaries of the transaction closing date.
In connection with the Arecor transaction, Ligand received the economic rights in two partner programs: 1) a single-digit royalty on global net sales of AT220, an Arestat®-enhanced biosimilar product marketed by a global pharmaceutical company; and 2) potential annual technology access fees and milestones from AT292 (efdoralprin alfa/SAR447537/INBRX-101), a partnered program with Sanofi. In addition to the economic rights, Ligand received warrants to purchase 1,002,739 ordinary shares of Arecor Therapeutics Plc, exercisable over a ten-year period. We are also obligated to pay up to $3 million in contingent consideration tied to commercial milestones in the AT292 partnered program.
See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 3, Investment Transactions.”
Pelthos Strategic Transaction
In July 2025, pursuant to an Agreement and Plan of Merger dated April 17, 2025 (the “Merger Agreement”), Ligand’s wholly owned subsidiary, LNHC, Inc. merged with and into CHRO Merger Sub Inc., a wholly owned subsidiary of Channel Therapeutics, and became a wholly owned subsidiary of Channel Therapeutics (the “Pelthos Transaction”). The merger was supported by $50 million in capital raised from a group of strategic investors led by Murchinson (“Investor Group”). The combined company now operates under the name Pelthos Therapeutics Inc. (“Pelthos”) and trades on the NYSE American exchange under the ticker “PTHS”.
Under the terms of the Merger Agreement, Channel acquired 100% of the issued and outstanding equity interests of Pelthos, and changed its name to Pelthos Therapeutics Inc. In connection with the transaction, we invested $18 million in the combined company and the Investor Group invested $32 million for a total of $50 million. As of December 31, 2025, we own approximately 48% of Pelthos’ outstanding shares of common stock, and approximately 60% of Pelthos outstanding shares of Series A convertible preferred stock.
The combined company is focused on accelerating the commercialization of Pelthos’ Zelsuvmi (berdazimer) topical gel, 10.3%, for the treatment of molluscum contagiosum infections (“molluscum”) in adults and pediatric patients one year of age and older. In July 2025, Pelthos commercially launched Zelsuvmi, the first U.S. FDA approved at-home treatment for molluscum contagiosum. We earned a $5 million milestone payment from Pelthos following the commercial launch of Zelsuvmi. We are also entitled to a 13% royalty on worldwide sales of Zelsuvmi, and up to an additional $5 million in commercial sales milestones.
In November 2025, we invested in Pelthos’ private convertible notes financing (the “Pelthos Convertible Notes Financing”) to support the acquisition and re-launch of Xepi by Pelthos and for other general business purposes. Xepi is a non-fluorinated quinolone antimicrobial indicated for the topical treatment of impetigo due to Staphylococcus aureus or Streptococcus pyogenes in adult and pediatric patients two months of age and older. We are entitled to a low single-digit royalty on U.S. net sales of Xepi.
See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 2, Pelthos Transaction.”
Commercial and Clinical Stage Partnered Portfolio
We have a large royalty portfolio including 12 major commercial-stage revenue-generating royalty assets and over 100 programs with future revenue-generating potential.
The following table provides an overview of royalty receipts on our commercial-stage revenue-generating royalty assets:

Product	Partner	Therapeutic Area	Royalty Rate	2025 Royalty Receipts (in millions)	Estimated 2025 Product Revenue (in millions)
Kyprolis	Amgen/Ono/Be One Medicines	Oncology	1.5% - 3.0%	$35.5	$1,529
Qarziba	Recordati	Oncology	Tiered mid-teen	$33.7	€159
Filspari	Travere	Nephropathy	9%	$32.0	$355
Ohtuvayre [2]	Merck	Respiratory Disease	3%	$14.8	$488
Rylaze	Jazz	Oncology	Low single digit	$13.3	$395
Capvaxive	Merck	Infectious Disease	Low single digit	$10.1	$752
Teriparatide	Alvogen	Women’s Health	25%-40% [1]	$8.1	$34
Vaxneuvance	Merck	Infectious Disease	Low single digit	$7.4	$801
Evomela	Acrotech/CASI	Oncology	20%	$5.9	$30
Nexterone	Baxter	Cardiovascular	Low single digit	$3.1	$81
Pneumosil	SII	Infectious Disease	Low single digit	$3.0	$129
16 Other Products				$10.0
Total Royalty Receipts				$176.9
Less: Amortization of Financial Royalty Assets[3]				$15.9
GAAP Income from Royalty Assets				$161.0
NOTES:
(1) We receive tiered profit sharing of 25% on quarterly profits less than $3.75 million, 35% on quarterly profits greater than $3.75 million but less than $7.5 million and 40% on quarterly profits greater than $7.5 million. If therapeutic equivalence is achieved, quarterly profit changes to 50% of quarterly profits.
(2) Ohtuvayre royalty receipts include an allocation of contractually earned milestones and royalties pertaining to financial royalty assets.
(3) Amounts represent the adjustments to the effective interest income recognized to total contractual payments recognized in the period.
Major Commercial-Stage Royalty Receipt Generating Assets
The following programs represent important revenue-generating components of our current portfolio. For information about the royalties owed to us for certain of these programs, see “Royalties” later in this business section.
Kyprolis (Amgen, Ono, BeOne Medicines)
We supply Captisol to Amgen for use with Kyprolis (carfilzomib) and granted Amgen an exclusive product-specific license under our patent rights with respect to Captisol. Kyprolis is formulated with Ligand’s Captisol technology and is approved in the following:
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
Our agreement with Amgen may be terminated by either party in the event of material breach or bankruptcy, or unilaterally by Amgen with prior written notice, subject to certain surviving obligations. Absent early termination, the agreement will terminate upon expiration of the obligation to pay royalties. Under this agreement, we are entitled to receive revenue from clinical and commercial Captisol material sales and a 1.5% to 3.0% royalty on annual net sales of Kyprolis. Amgen’s obligation to pay royalties does not expire until four years after the expiration of the last-to-expire patent covering Captisol. Our patents and applications relating to the Captisol component of Kyprolis are not expected to expire until at least 2033.
Qarziba (Recordati)
We receive royalties on Qarziba (dinutuximab beta) sales through our acquisition of Apeiron Biologics AG (“Apeiron”), announced in July 2024. Qarziba is a monoclonal antibody that is specifically directed against the carbohydrate moiety of disialoganglioside 2 (GD2), which is overexpressed on neuroblastoma cells. Dinutuximab beta was approved by the European Medicines Agency in 2017 for the treatment of high-risk neuroblastoma in patients aged 12 months and above, who have previously received induction chemotherapy and achieved at least a partial response, followed by myeloablative therapy and stem cell transplantation, as well as in patients with history of relapsed or refractory neuroblastoma, with or without residual disease. Qarziba is commercially available in more than 35 countries outside of the U.S. We receive a tiered mid-teen royalty on worldwide sales of Qarziba from Recordati and are entitled to receive over $25 million in potential milestone payments.
Clinical Development of Qarziba
Qarziba is also in clinical development for additional territories and indications. Recordati met with the FDA mid-year in 2025 to establish a potential BLA pathway for the potential approval of Qarziba in the U.S., including data from the ongoing BEACON-2 trial in Europe. Results from the BEACON-2 trial are expected in 2028. Recordati is also currently conducting a clinical trial evaluating Qarziba + chemotherapy in GD2-positive Ewing sarcoma and has been granted orphan drug designation by the FDA.
See “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 4, Acquisitions.”
Filspari (Travere, CSL Vifor, Chugai)
In early 2012, we licensed the world-wide rights to Filspari (sparsentan) to Travere Therapeutics. Travere received accelerated approval in February 2023 and then full approval in September 2024 from the FDA for Filspari, for the treatment of immunoglobulin A nephropathy (IgAN). Filspari is the first non-immunosuppressive treatment indicated for IgAN. In February 2024, Travere and its partner CSL Vifor received approval for Filspari for the treatment of IgAN in Europe. Travere has also partnered with Chugai Pharmaceuticals to develop and commercialize Filspari in Japan and other Asian countries. Under our license agreement with Travere, we are entitled to receive potential milestone payments, as well as a 9% royalty on worldwide sales.
Clinical Development of Filspari
Filspari is also in clinical development in additional territories and indications. Renalys, now Chugai, announced positive topline results from its Phase 3 clinical study of Filspari in Japanese patients with IgAN and plans to submit an NDA in Japan in 2026. Additionally, in February 2025, Travere announced completion of its Type C meeting with the FDA and in March 2025 submitted a supplemental New Drug Application (sNDA) seeking traditional approval of Filspari for focal segmental glomerulosclerosis (FSGS). The sNDA is based on existing data from the Phase 3 DUPLEX and Phase 2 DUET studies of Filspari. In January 2026, Travere announced that the FDA had extended the review of the sNDA with a new PDUFA target action date of April 13, 2026. The extension followed the submission of responses requested by the FDA to further characterize the clinical benefit of Filspari. The FDA determined that this constituted a Major Amendment to the sNDA and extended the action date accordingly. No additional information relating to the safety or manufacturing of Filspari has been requested by the FDA.
Ohtuvayre (Merck, Nuance)
We acquired a royalty on Merck’s Ohtuvayre (ensifentrine) through our acquisition of Vernalis in 2018 and acquired additional rights from Ohtuvayre inventors during the course of 2024 continuing through January 2025, bringing our royalty rate to 3% of global net sales. Verona originally developed Ohtuvayre before becoming acquired by Merck in October of 2025. Ohtuvayre is a first-in-class selective dual inhibitor of the enzymes phosphodiesterase 3 and phosphodiesterase 4 (“PDE3 and PDE4”) that combines bronchodilator and non-steroidal anti-inflammatory effects in one molecule. Ohtuvayre was approved by the FDA in June 2024 for the maintenance treatment of chronic obstructive pulmonary disease (“COPD”) in adult patients. Ohtuvayre is the first inhaled product with a novel mechanism of action approved for the maintenance treatment of COPD in adult patients in more than 20 years. Prior to its acquisition by Merck, Verona sublicensed the rights to develop and commercialize Ohtuvayre in Hong Kong, Macau, Taiwan, and mainland China to Nuance Pharma. In June 2025, Verona exercised its option to buy back the license granted to Nuance Pharma. Nuance Pharma has disputed the buy-back notice and requested that it be withdrawn.
Clinical Development of Ohtuvayre
Ohtuvayre is also in clinical development for additional territories and indications. In May 2025, Nuance announced that its Phase 3 trial evaluating ensifentrine for the maintenance treatment of COPD met its primary endpoint, as well as secondary endpoints demonstrating improvement in lung function. Merck is also currently conducting Phase 2 trials for indication expansion in non-cystic fibrosis bronchiectasis, as well as a fixed-dose combination of ensifentrine + Long-Acting Muscarinic Antagonist (LAMA) for maintenance treatment of COPD.
Rylaze (Jazz Pharmaceuticals)
In July 2021, Jazz announced the U.S. launch of Rylaze (asparaginase erwinia chrysanthemi (recombinant)-rywn), previously referred to as JZP458. Rylaze, is a recombinant erwinia asparaginase used as a component of a multi-agent chemotherapeutic regimen for the treatment of acute lymphoblastic leukemia (ALL) and lymphoblastic lymphoma (LBL) in adult and pediatric patients one month or older who have developed hypersensitivity to E. coli-derived asparaginase. In

September 2023, Jazz announced that the European Commission (EC) had granted marketing authorization for Rylaze, to be marketed as Enrylaze. Jazz began a rolling launch in the second half of 2023.
We are eligible to receive tiered low-single digit royalties based on worldwide net sales of Rylaze, Enrylaze and any products resulting from this collaboration.
Capvaxive (Merck)
Capvaxive, a 21 valent pneumococcal vaccine, also known as V116, was approved by the FDA in June 2024 for the prevention of invasive disease caused by Streptococcus pneumoniae serotypes 3, 6A, 7F, 8, 9N, 10A, 11A, 12F, 15A, 15C, 16F, 17F, 19A, 20A, 22F, 23A, 23B, 24F, 31, 33F, and 35B in adults 18 years of age and older. Capvaxive is the first pneumococcal conjugate vaccine specifically designed for adults, and its 21 covered serotypes account for approximately 85% of cases of invasive pneumococcal disease among individuals 50 and over, including 8 serotypes not covered by any other currently approved vaccines. Following the FDA approval, the US Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices (“ACIP”) voted to update the adult age-based pneumococcal vaccination guidelines to recommend Capvaxive for pneumococcal vaccination in adults 50 years of age and older with certain health risks. Capvaxive utilizes the CRM197 vaccine carrier protein, which is produced using the patent-protected Pelican Expression Technology platform, which we acquired in October 2020 through our acquisition of Pfenex and spun out and merged with Primordial Genetics to form Primrose Bio in September 2023. The FDA approval of Capvaxive triggered a $2 million milestone payment to Ligand, and we are entitled to a low single-digit royalty on worldwide net sales.
Vaxneuvance (Merck)
Vaxneuvance, a 15-valent pneumococcal conjugate vaccine, also known as V114, was approved in the U.S. in July of 2021 for the prevention of invasive disease caused by Streptococcus pneumoniae serotypes 1, 3, 4, 5, 6A, 6B, 7F, 9V, 14, 18C, 19A, 19F, 22F, 23F and 33F in adults 18 years of age and older, and subsequently in children 6 weeks through 17 years of age in June of 2022. Vaxneuvance was also approved in Europe in October 2022 for the prevention of invasive disease and pneumonia caused by Streptococcus pneumoniae in individuals 18 years and older and in infants, children and adolescents from 6 weeks to less than 18 years of age. Vaxneuvance utilizes CRM197 vaccine carrier protein, which is produced using the patent-protected Pelican Expression Technology platform, which we acquired in October 2020 through our acquisition of Pfenex. We are entitled to low single-digit royalties derived from net sales of Vaxneuvance.
Pneumosil (Serum Institute of India, SII)
SII began commercialization of its 10-valent pneumococcal conjugate vaccine, Pneumosil, which is produced using CRM197 made in the Pelican Expression Technology platform, in the second quarter of 2020. Pneumosil is designed primarily to help fight against pneumococcal pneumonia among children, with an advantage of targeting the most prevalent serotypes of the bacterium causing serious illness in developing countries. Pneumosil achieved WHO Prequalification in December 2019, allowing the product to be procured by United Nations agencies and Gavi, the Vaccine Alliance, and following the Indian Marketing Authorization in July 2020, SII announced commercial launch of the product in India in December 2020. We are entitled to a low-single digit royalty on net product sales of Pneumosil.
Teriparatide Injection Product (PF708) (Alvogen/Adalvo)
We acquired rights to the teriparatide injection product with the acquisition of Pfenex in October 2020. Teriparatide injection is a drug indicated for various uses including the treatment of osteoporosis in certain patients at high risk for fracture. Teriparatide injection was developed using our Pelican Expression Technology and was approved by the FDA in 2019 in accordance with the 505(b)(2) regulatory pathway, with FORTEO as the reference product. Our commercialization partner, Alvogen, launched the product in June 2020 in the United States.
Alvogen has exclusively licensed the rights to commercialize and manufacture the teriparatide injection product in the U.S., while Adalvo has the rights to commercialize in the E.U. and other territories outside the U.S. In accordance with our agreements with Alvogen, we are eligible to receive tiered gross profit sharing of between 25% and 40% of quarterly profit.
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

Under the terms of the license agreement, Acrotech Biopharma has marketing rights worldwide excluding China, and CASI Pharmaceuticals has marketing rights in China. We receive a 20% royalty on global net sales of the Captisol-enabled melphalan product and revenue from Captisol material sales. Acrotech and CASI’s obligation to pay royalties will expire at the end of the life of the relevant patents or when a competing product is launched, whichever is earlier, but in no event less than ten years from commercial launch. Our patents and applications relating to the Captisol component of melphalan are not expected to expire until 2033. As described herein, we have entered into a settlement agreement with Teva and Acrotech Biopharma (the holder of the NDA for Evomela) which will allow Teva to market a generic version of Evomela in the United States in 2026. Absent early termination, the agreement will terminate upon expiration of the obligation to pay royalties. In December 2024, Acrotech issued a termination process letter to CASI alleging the Company materially breached the license agreement and failed to cure such breach, thus terminating the license agreement. CASI can continue to distribute Evomela in China for a reasonable wind down period not to exceed 24 months.
Nexterone (Baxter)
We have a license agreement with Baxter, related to Nexterone, a Captisol-enabled formulation of amiodarone, which is marketed in the United States and Canada. We supply Captisol to Baxter for use in accordance with the terms of this license agreement and a separate supply agreement. Under the terms of the license agreement, we will continue to earn milestone payments, a low single digit royalty, and revenue from Captisol material sales. We will earn royalties on net sales of Nexterone through early 2033.
Zelsuvmi (Pelthos)
We have a license agreement with Pelthos for Zelsuvmi (berdazimer) topical gel, 10.3%, the first and only at-home treatment for molluscum contagiosum infections in adults and pediatric patients one year of age and older. Zelsuvmi was approved in the U.S. by the FDA in January 2024 and Pelthos commercially launched Zelsuvmi. After the completion of the Pelthos Transaction, Ligand earned a $5 million milestone payment from Pelthos following the commercial launch of Zelsuvmi in July 2025. Ligand is also entitled to a 13% royalty on worldwide sales of Zelsuvmi, and up to an additional $5 million in commercial sales milestones, pursuant to the terms of the definitive agreements for the Pelthos Transaction.
Tzield/Teizeild (Sanofi)
We acquired a royalty of less than 1% on net sales of Tzield through our acquisition of Tolerance Therapeutics (“Tolerance”) in the fourth quarter of 2023. Tzield is the first disease-modifying therapy to be approved in type 1 diabetes (“T1D”). It is a CD3-directed antibody indicated to delay the onset of Stage 3 T1D in adults and children aged 8 years and older with Stage 2 T1D. Tzield was granted Breakthrough Therapy Designation in 2019 and was approved by the FDA in November 2022 and was also approved in China by the National Medical Products Administration (NMPA) in September 2025. In January 2026, the European Commission approved teplizumab, branded in Europe as teizeild. Tzield/Teizeild is marketed by Sanofi, following its acquisition of Provention Bio, Inc., the developer of Tzield, in 2023 for $2.9 billion. Sanofi also announced data from Tzield’s PROTECT Phase 3 trial, which showed Tzield’s potential to slow the progression of Stage 3 T1D in newly diagnosed children and adolescents. Tzield met the study’s primary endpoint, significantly slowing the decline of C-peptide levels, compared to placebo.
In October 2025, Tzield was nominated for the FDA Commissioner's National Priority Review Voucher pilot program based on its potential to address a large unmet medical need. The FDA accepted the supplemental biologics license application (sBLA) for Tzield to delay the progression of stage 3 type 1 diabetes in adults and pediatric patients 8 years and older recently diagnosed with stage 3 T1D for expedited review. The program aims to shorten the review process from what normally takes 10-12 months to 1-2 months, while maintaining the FDA's rigorous safety and efficacy standards.
Under our agreement, we are entitled to receive royalties through December 1, 2032.
Other Key Partnered Programs
We have a highly diversified partnered pipeline of assets that we consider particularly noteworthy given the area of research or value of the license terms. We are eligible to receive milestone payments and royalties on these programs. This list does not include all of our partnered programs. In the case of Captisol-related programs, we are also eligible to receive revenue for the sale of Captisol material supply.
Qtorin rapamycin (Palvella)
We acquired economic rights to Qtorin™ 3.9% rapamycin anhydrous gel (Qtorin rapamycin, formerly PTX-022) from Palvella in December 2018. Qtorin rapamycin is a novel, topical formulation of rapamycin currently in development for the treatment of Microcystic Lymphatic Malformations (“Microcystic LM”) and cutaneous venous malformations (“VMs”). The FDA has granted Breakthrough Therapy Designation, Fast Track Designation, and Orphan Designation to Qtorin rapamycin for the treatment of Microcystic LM. Microcystic LM is a chronically debilitating and lifelong genetic disease affecting an estimated more than 30,000 patients in the U.S. There are currently no FDA-approved treatments for Microcystic LM. In

February 2026, Palvella announced positive topline results from its Phase 3 SELVA study of Qtorin rapamycin for the treatment of microcystic LMs. The Phase 3 trial met its primary endpoint with statistically significant improvement on the Microcystic LM Investigator Global Assessment and achieved statistical significance on its pre-specified key secondary endpoint and all four secondary efficacy endpoints. Qtorin rapamycin was well tolerated, with no drug-related serious adverse events reported and systemic rapamycin levels below 2 ng/mL at all timepoints for all participants. 98% of participants who completed the efficacy evaluation period elected to continue to receive Qtorin rapamycin in the ongoing treatment extension period. An NDA submission is planned for the second half of 2026. Palvella announced positive topline results from its Phase 2 trial evaluating Qtorin rapamycin for the treatment of cutaneous VMs in December 2025. Based on the Phase 2 results, Palvella is expected to pursue near-term discussions with the FDA regarding the potential for Breakthrough Therapy Designation and a Phase 3 pivotal study. In September 2025, Palvella announced the expansion of its Qtorin rapamycin development program into clinically significant angiokeratomas. Palvella plans to meet with the FDA in the first half of 2026 to discuss the proposed design of a Phase 2 study to evaluate Qtorin rapamycin for the treatment of clinically significant angiokeratomas. Under the terms of our agreement with Palvella, we are entitled to milestones and a tiered royalty of 8.0% to 9.8% on any product containing Qtorin rapamycin.
D-Fi (Castle Creek)
In February 2025, we entered into a royalty financing agreement with Castle Creek Biosciences to support the Phase 3 clinical study of D-Fi (FCX-007), in patients with dystrophic epidermyolysis bullosa (DEB). D-Fi is an injectable autologous gene-modified cell therapy candidate for the treatment of DEB, a devastating, progressive, painful, and debilitating rare genetic skin disorder. DEB is caused by a mutation in the COL7A1 gene, leading to a deficiency of normal type VII collagen (COL7) protein, impairing the connection between the epidermis and the dermis. D-Fi is comprised of a patient’s own dermal fibroblasts, which are genetically modified completely ex vivo with a self-inactivating (SIN) lentiviral vector (LV) containing the COL7A1 gene to express COL7. D-Fi is locally administered by intradermal injection into wounds where the COL7 protein can support the formation of anchoring fibrils in the skin. D-Fi was granted Orphan Drug Rare Pediatric Disease, Fast Track, and Regenerative Medicine Advanced Therapy designations for the treatment of dystrophic epidermolysis bullosa (DEB) by the FDA. We are entitled to a mid-single-digit royalty on worldwide net sales of D-Fi.
AVIM Therapy and Virtue SAB (Orchestra BioMed)
On July 31, 2025, Ligand invested $25 million in strategic capital to fund Orchestra BioMed Holdings, Inc.'s (“Orchestra” or “Orchestra Biomed”) late-stage partnered cardiology programs, consisting of a $20 million cash payment paid at closing and an additional $5 million to purchase shares of Orchestra’s common stock in an equity private placement at the price of $2.75 per share (the price of Orchestra’s common stock at its last public offering). Ligand also agreed to fund an additional $15 million, subject to certain conditions precedent, at the nine-month anniversary of the transaction closing date. In exchange, Ligand received a low double-digit royalty on the first $100 million of Orchestra's annual revenues related to AVIM therapy and Virtue SAB programs in all indications. Ligand will also earn a mid-single-digit royalty on Orchestra's annual revenues exceeding $100 million related to AVIM therapy in the uncontrolled hypertension and increased cardiovascular risk indication and Virtue SAB in coronary artery disease indications. We also received warrants to purchase shares of Orchestra’s common stock. The transaction closed on August 4, 2025.
AVIM therapy is an investigational therapy compatible with standard dual-chamber pacemakers designed to substantially and persistently lower blood pressure. In addition to reducing blood pressure, clinical results using AVIM therapy demonstrate improvements in cardiac function and hemodynamics. The BACKBEAT global pivotal study will further evaluate the safety and efficacy of AVIM therapy in lowering blood pressure in patients who have systolic blood pressure above target despite anti-hypertensive medication and who are indicated for or have recently received a dual-chamber cardiac pacemaker. AVIM therapy has been granted Breakthrough Device Designation by the FDA for the treatment of uncontrolled hypertension in patients who have increased cardiovascular risk.
Virtue SAB is designed to deliver a proprietary extended-release formulation of sirolimus (SirolimusEFR™) through a non-coated microporous AngioInfusion™ Balloon that protects the drug in transit to consistently deliver a large liquid dose, overcoming certain limitations of drug-coated balloons. SirolimusEFR delivered by Virtue SAB has been shown in published preclinical series involving hundreds of arterial deliveries to achieve sustained tissue levels well above the known therapeutic tissue concentration for inhibiting restenosis (1 ng/mg tissue) for the approximately 30-day critical healing period. Virtue SAB demonstrated positive three-year clinical data in coronary ISR in the SABRE study, a multi-center prospective, independent core-lab-adjudicated clinical study of 50 patients conducted in Europe. Virtue SAB has been granted Breakthrough Device Designation by the FDA for specific indications relating to coronary in-stent restenosis, coronary small vessel disease, and peripheral artery disease below-the-knee.
Botensilimab and Balstilimab (BOT/BAL) (Agenus)
In May 2024, we entered into the Agenus Agreement to support BOT/BAL clinical development. Botensilimab is an investigational multifunctional anti-CTLA-4 immune activator (antibody) designed to boost both innate and adaptive anti-tumor immune responses. Its novel design leverages mechanisms of action to extend immunotherapy benefits to “cold” tumors which generally respond poorly to standard of care or are refractory to conventional PD-1/CTLA-4 therapies and investigational therapies. Botensilimab augments immune responses across a wide range of tumor types by priming and activating T cells, downregulating intratumoral regulatory T cells, activating myeloid cells and inducing long-term memory responses. Botensilimab alone, or in combination with Agenus’ investigational PD-1 antibody, balstilimab, has shown clinical responses across nine metastatic, late-line cancers. Approximately 1,200 patients have been treated with botensilimab and/or balstilimab in phase 1 and phase 2 clinical trials.
In 2025, the BOT/BAL combination demonstrated a two-year overall survival rate of 42% and median overall survival of 21 months in an expanded cohort of 123 patients with third-line or later microsatellite-stable (MSS) metastatic colorectal cancer (mCRC) without active liver metastases. Building on these results, Agenus, in collaboration with Canadian Cancer Trials Group (CCTG) has initiated the global BATTMAN Phase 3 trial evaluating BOT+BAL versus best supportive care (BSC) in patients with refractory, unresectable microsatellite stable (MSS)/mismatch repair proficient (pMMR) colorectal cancer. Sites have been activated and prepared to enroll approximately 800 patients across more than 100 sites in Canada, France, Australia, and New Zealand. Ligand is entitled to a 2.625% royalty on future global net sales generated by BOT/BAL pursuant to the Agenus Agreement. This rate may be adjusted depending on future events.
VK2809 (Viking)
Our partner, Viking, is developing VK2809, a novel selective thyroid hormone receptor beta (TR-beta) agonist with potential in metabolic dysfunction associated steatohepatitis (MASH). Viking completed a Phase 2b clinical trial (the VOYAGE study) in patients with MASH. At the 52-week mark, the drug reduced liver fat content by an average of 37% to 55% compared to baseline, with all treatment arms showing statistically significant improvements compared to placebo.
Under the terms of the agreement with Viking, we may be entitled to up to $225 million of development, regulatory and commercial milestones and a tiered royalty of 3.5% to 7.5% on potential future net sales of VK-2809. Viking is not currently advancing this program and has stated they intend to outlicense the program. Our TR-beta programs partnered with Viking are subject to CVR sharing, and a portion of the cash received will be paid out to CVR holders.
VK0214 (Viking)
VK0214, another novel, orally available, TR-beta agonist, is in development for the potential treatment of X-linked adrenoleukodystrophy (“X-ALD”). VK0214 has been evaluated in a Phase 1b clinical trial in patients with the adrenomyeloneuropathy (“AMN”) form of X-ALD.
Under the terms of the agreement with Viking, we may be entitled to up to $150 million of development, regulatory and commercial milestones and a tiered royalty of 3.5% to 7.5% on potential future net sales of VK-0214. Our TR-beta programs partnered with Viking are subject to CVR sharing, and a portion of the cash received will be paid out to CVR holders.
Lasofoxifene (LeonaBio, Henlius)
In December 2025, LeonaBio (f/k/a Athira Pharma, Inc.) acquired the global rights, excluding Asia and certain Middle Eastern countries, from Sermonix to develop and commercialize lasofoxifene, a Phase 3 oncology asset. The ongoing Phase 3 trial, previously conducted by Sermonix, was over 50% enrolled at the time of the transaction, with data expected in mid-2027. Lasofoxifene is a selective estrogen receptor modulator in development for the treatment of breast cancer, discovered through the research collaboration between Pfizer and Ligand. The ongoing Phase 3 ELAINE-3 clinical trial will assess the efficacy of lasofoxifene in combination with Eli Lilly and Company’s CDK4/6 inhibitor abemaciclib (Verzenio®) compared to fulvestrant and abemaciclib in pre- and post-menopausal subjects with locally advanced or metastatic ER+/HER2- breast cancer with an ESR1 mutation. Henlius entered into a strategic collaboration and exclusive license agreement with our former partner, Sermonix, to develop, manufacture and commercialize lasofoxifene in China. Henlius is currently participating in the Phase 3 ELAINE-3 multi-regional clinical trial in China.
Under the terms of our agreement with LeonaBio and Sermonix, we are entitled to receive potential regulatory and commercial milestone payments, as well as a tiered royalty of 6% to 10% on potential future net sales of lasofoxifene.
Full Portfolio Details
We have assembled one of the largest portfolios of biopharmaceutical assets in the industry which provides investors the opportunity to participate in the biotech industry while mitigating the industry’s usual inherent clinical binary risks. Our portfolio consists of assets which currently generate revenue through royalties on commercial products, as well as Captisol sales on commercial products. In addition to these assets, we have a substantial pipeline of development-stage assets that currently generate contractual payments through milestone and license fees with future potential for royalties and Captisol material sales for those programs under our Captisol technology.

Approved
Partner Name	Program	Indication	Royalty Rate

Acrotech/CASI	Evomela	Multiple Myeloma	20%
Alvogen/Adalvo	Teriparatide	Osteoporosis	25-50% profit share
Arecor	AT220	Undisclosed	Undisclosed
Amgen/BeOne Medicines/Ono	Kyprolis	Multiple Myeloma	1.5%-3%
Baxter	Nexterone	Ventricular Arrhythmias	Undisclosed
Eisai	Fycompa	Seizures	Undisclosed
Elutia	ECM portfolio	Cardiac Device	Low-single-digit
Fareva SA	Noxafil-IV	Fungal Infections	Material sales only
Gilead	Veklury	COVID-19	Material sales only
Hikma Pharmaceuticals PLC/Nanjing King-friend Biochemical Pharmaceutical Co., Ltd.	Voriconazole	Fungal Infections	Material sales only
Ingenus Pharmaceuticals, LLC/Meridian Lab	Docivyx	Various Cancers	Material sales only
Jazz	Rylaze	Acute Lymphoblastic Leukemia (ALL) and Lymphoblastic Lymphoma (LBL)	Low-single-digit
Melinta	Baxdela	Acute Bacterial Skin and Skin Structure Infections (ABSSSI) and Community-Acquired Bacterial Pneumonia (CABP)	Undisclosed
Menarini	Frovatriptan	Migraine	Undisclosed
Merck	Vaxneuvance	Invasive Pneumococcal Disease Vaccine	Low-single-digit
Merck	Capvaxive	Invasive Pneumococcal Disease Vaccine	Low-single-digit
Merck	Ohtuvayre	COPD Maintenance	3%
Novartis	Mekinist	Various Cancers	Low-single-digit
Par Pharmaceutical, Inc.	Posaconazole	Fungal Infections	Undisclosed
Pelthos Therapeutics Inc.	Zelsuvmi	Molluscum Contagiosum	13%
Pelthos Therapeutics Inc.	Xepi	Impetigo	Low-single-digit
Pfizer	Duavee	Postmenopausal Osteoporosis and Vasomotor Symptoms	Tiered low-single-digit
Pfizer	Vfend-IV	Fungal Infections	Tiered low-single-digit
Recordati	Qarziba	High-risk Neuroblastoma	Tiered mid-teens
Sanofi	Tzield	Stage 2 Type 1 Diabetes	Less than 1%
Sedor/Lupin Ltd.	Sesquient	Seizures	Undisclosed
SII	Pneumosil	Invasive Pneumococcal Disease Vaccine	Low-single-digit
SII	MenFive	Invasive Meningococcal Disease Vaccine	Low-single-digit
SQ Innovation	Lasix ONYU	Chronic Heart Failure Edema	Low-single-digit
Travere/Vifor Pharma AG	Filspari	Primary Immunoglobulin A (IgA) Nephropathy	9%
Xi’an Xintong	Xinshumu	Hepatitis B	9%

Phase 3/Pivotal or Regulatory Submission Stage
Partner Name	Program	Indication	Royalty Rate

Agenus	Bot/Bal	Microsatellite-Stable Colorectal Cancer	2.625%
Aldeyra	Reproxalap	Dry Eye Disease	Material sales only
BendaRx	Zafbena	Hematologic Malignancies	Material sales only
Castle Creek Biosciences, Inc.	D-Fi	Dystrophic Epidermolysis Bullosa	Mid-single-digit
Chugai Pharmaceutical Co., Ltd.	Filspari (Japan)	Primary Immunoglobulin A (IgA) Nephropathy	9%
Curanex Pharmaceuticals Inc.	CE-Topiramate	Seizures	Mid-single-digit
LeonaBio/Shanghai Henlius Biotech, Inc.	Lasofoxifene	Metastatic Breast Cancer	Tiered 6%-10%
Nuance Pharma (Shanghai) Co. Ltd.	Ohtuvayre (China)	COPD Maintenance	3%
Ohara Pharmaceuticals Co., Ltd.	JPH203	Advanced Biliary Tract Cancer	Undisclosed
Orchestra BioMed	AVIM Therapy	Hypertension	High teens<$100M Mid-single-digit>$100M
Orchestra BioMed	Virtue SAB	Coronary In-stent Restenosis (ISR)	High teens<$100M Mid-single-digit>$100M

Palvella	Qtorin rapamycin	Microcystic Lymphatic Malformations	8%-9.8%
Sanofi	Tzield	Stage 3 Type 1 Diabetes	Less than 1%
Travere	Filspari	Focal Segmental Glomerulosclerosis	9%

Phase 2
Partner Name	Program	Indication	Royalty Rate

Anebulo Pharmaceuticals, Inc.	ANEB-001	Acute Cannibinoid Intoxication	Low-single-digit
Corvus	Ciforadenant	Renal Cell Carcinoma	Mid-single-digit to low-teens
Merck	Ohtuvayre	Non-cystic Fibrosis Bronchiectasis	3%
Merck	Ohtuvayre + LAMA	COPD	3%
Palvella	Qtorin rapamycin	Cutaneous Venus Malformations	8%-9.8%
Palvella	Qtorin rapamycin	Clinically Significant Angiokeratomas	8%-9.8%
Sanofi	Efdoralprin alfa	Alpha-1 Antitrypsin Deficiency Emphysema	Undisclosed
Sato Pharmaceuticals Co, Ltd.	Zelsuvmi (Japan)	Molluscum Contagiosum	Undisclosed
Viking	VK5211	Hip Fracture	7.25%-9.25%
Viking	VK2809	Metabolic Dysfunction-Associated Steatohepatitis (MASH)	3.5%-7.5%
Xi’an Xintong	MB07133	Hepatocellular Carcinoma	6%

Phase 1
Partner Name	Program	Indication	Royalty Rate

Arcellx, Inc.	ACLX-001	Multiple Myeloma	Undisclosed
Arcellx, Inc.	ACLX-002	Acute Myeloid Leukemia	Undisclosed
Beloteca, Inc.	CE-Ziprasidone	Schizophrenia	Undisclosed
InvIOs	APN401	Solid Tumors	Undisclosed
Jupiter Biomedical Research, Inc.	Viright	Various Tumors	Material sales only
Merck	V118	Invasive Pneumococcal Disease Vaccine	Undisclosed
Recordati	Qarziba	Ewing Sarcoma	Tiered mid-teens
Viking	VK0214	X-linked Adrenoleukodystrophy (X-ALD)	Undisclosed
Manufacturing
We contract with a third-party manufacturer, Hovione, for Captisol production. Hovione operates FDA-inspected sites in the United States, Macau, Ireland and Portugal. Manufacturing operations for Captisol are performed primarily at Hovione’s Portugal and Ireland facilities. We believe we maintain adequate inventory of Captisol to meet our current partner needs and that our Captisol capacity will be sufficient to meet future partner needs.
In the event of a Captisol supply interruption, we are permitted to designate and, with Hovione’s assistance, qualify one or more alternate suppliers. If the supply interruption continues beyond a designated period, we may terminate our agreement with Hovione. In addition, if Hovione cannot supply our requirements of Captisol due to an uncured force majeure event, we may also obtain Captisol from a third-party and have previously identified such parties.
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
Corporate and Governance Highlights
We are committed to policies and practices focused on environmental sustainability, positively impacting our social community and maintaining and cultivating good corporate governance. By focusing on such ESG policies and practices, we believe we can affect a meaningful and positive change in our community and maintain our open, collaborative corporate culture. We will continue our proactive shareholder and employee engagement in 2026. See www.ligand.com for information about our ESG policies and practices. However, note that the information contained on our website is not intended to be part of this filing.
Environmental, Health and Safety (“EHS”)
We are committed to providing a safe and healthy workplace, promoting environmental excellence in our communities, and complying with all relevant regulations and industry standards. We establish and monitor programs to reduce pollution, prevent injuries, and maintain compliance with applicable regulations. By focusing on such practices, we believe we can affect a meaningful, positive change in our community and maintain a healthy and safe environment. In early 2025, we completed our $2.6 million solar investment at Kansas University Innovation Park; made Environmental, Social and Governance (“ESG”) related charitable donations; and evolved numerous programs from our ESG-focused outreach committees. We expect to continue our effort and to refine our EHS policies and practices in 2026. More information on our EHS policies and initiatives is available on our website at www.ligand.com. However, note that the information contained on our website is not intended to be part of this filing.
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
Nexterone
The United States patent listed in the Orange Book in connection with Nexterone is owned by CyDex is not expected to expire until March of 2029. In 2025, CyDex and Baxter filed suit against several related generic drug companies (PH Health Ltd., Par Health USA, Endo USA, Inc., Endo Operations Limited, and Endo, Inc.), asserting that their application to market a generic version of Nexterone infringed the Orange Book-listed patent. The defendants have filed an Answer. Discovery has started but a trial date has not yet been set.
Evomela
CyDex and Acrotech previously asserted patents listed in the Orange Book in connection with Evomela and settled each of those litigations. In 2025, CyDex and Acrotech filed suit against a generic drug company (Gland Pharma Limited) asserting that its application to market a generic version of Evomela infringed three of the Orange Book-listed patents. The three asserted patents are owned or co-owned by CyDex and the latest to expire of the three asserted patents is not expected to expire until May of 2030. An Answer has not yet been filed.
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
Pelican Expression Technology Platform
In connection with the merger of Pelican and Primrose, Pfenex assigned a substantial global patent portfolio consisting of numerous patents pending patent applications to Pelican, while retaining one patent family directed to methods of producing Erwinia asparaginase. Additionally, as part of the merger of Pelican and Primrose, Pfenex acquired a non-exclusive, worldwide, royalty-free, irrevocable, and fully sublicensable license to a broad portfolio of patents and pending patent applications which cover various aspects of the Pelican Expression Technology platform that are critical in helping support and retain contractual relationships including Jazz’s Rylaze, Merck’s Vaxneuvance and Capvaxive vaccines, Alvogen’s Teriparatide, and Serum Institute of India’s vaccine programs, including Pneumosil and MenFive vaccines, among others.
NITRICIL Platform
Through the 2023 Novan acquisition described herein, Ligand, through its then wholly owned subsidiary LNHC, acquired a robust IP portfolio that consists of over 45 U.S. patents, 120 non-U.S. patents, and 25 pending patent applications worldwide along with substantial know-how and trade secrets. On March 24, 2025, in connection with the Pelthos Transaction described herein, LNHC assigned this IP portfolio to Ligand, and Ligand entered into an exclusive license and sublicense agreement with LNHC, pursuant to which Ligand licensed to LNHC the intellectual property rights necessary to make, use, sell or offer to sell Zelsuvmi for the treatment of molluscum contagiosum in humans worldwide except for Japan. This IP portfolio provides material coverage for our platform technologies, licensed products and product candidates, in addition to Zelsuvmi, which was approved in the U.S. by the FDA on January 5, 2024. There are 14 issued U.S. patents covering Zelsuvmi which are listed in the Orange Book and which are expected to expire during the time period beginning in 2026 and ending in 2035. Upon the initial approval of Zelsuvmi, we applied for 1,280 days of patent term extension, or PTE, for the U.S. patent covering Zelsuvmi compositions. Assuming grant of the PTE application, the term of this patent may be extended from February 27, 2034, to August 30, 2037.
Apeiron
In connection with the acquisition of Apeiron in July 2024, we acquired a mature IP portfolio comprising of more than 300 patents worldwide. This IP portfolio supports a number of licensed products and product candidates, and comprises over 60 patents related to Qarziba with expected expiry dates between 2032 and 2034.
Human Capital Management
We recognize and take care of our employees by offering a wide range of competitive pay, recognition, and benefit programs. We are proud to provide our employees the opportunity to grow and advance as we invest in their education and career development. As of December 31, 2025, we have 47 full-time employees, of whom seven are involved directly in scientific research and development activities.
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
•tuition assistance program; and
•paid time off.

We value diversity at all levels and continue to focus on extending our diversity and inclusion initiatives across our workforce. As of December 31, 2025, approximately 21% and 11% of our workforce are Asian and Hispanic, respectively. Additionally, 51% of our workforce is female and 49% is male. We believe that our business benefits from the different perspectives a diverse workforce brings. We embrace a flexible work environment, with team members working a combination of in office and virtually to fully support our partners and clients with the highest level of service, regardless of location and without disruption to our business operations. We believe it is important to bring our teams together to instill and reinforce our values-based culture, provide an opportunity to build meaningful connections with each other and the communities we serve as well as provide ongoing professional development and advancement opportunities. We gather feedback regularly and use this input to shape programs and address workforce needs. Our annual employee survey measures engagement across areas including belonging, learning and development, recognition, compensation and wellbeing. Insights from the survey are used to create action plans throughout the organization and to assess the alignment of our human capital management practices with our purpose and business strategy.
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

Risks related to our intellectual property, including:
•Third-party intellectual property rights may prevent us or our partners from developing our potential products; our and our partners’ intellectual property may not prevent competition; and any intellectual property issues may be expensive and time consuming to resolve;
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
Risks related to our strategic transactions, including:
•Difficulties from strategic acquisitions and other M&A transactions could adversely affect our stock price, operating results and results of operations; and
•We continue to have exposure to risks related to Pelthos due to our ongoing equity ownership and other investments in Pelthos, which could adversely affect our financial condition and results of operations.
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
•Cybersecurity incidents could compromise sensitive data and interrupt operations, leading to regulatory enforcement and reputational harm. We may be or become subject to certain data protection laws (e.g., the European Union General Data Protection Regulation and the UK equivalent of the same (collectively, “GDPR”) and the California Consumer Privacy Act of 2018 (as revised and amended by the California Privacy Rights Act, the “CCPA”)) and failure to comply with such laws could result in enforcement actions, fines and reputational harm;
•Ineffective development or deployment of artificial intelligence (“AI”) technologies could lead to errors or disruptions in our operations and evolving AI regulations could impose additional compliance burdens; and
•Other general risks and uncertainties affecting our business.
Risks Related to Our Business Operations and Reliance on Third Parties:
Future revenue based on Kyprolis, Qarziba, Filspari, Evomela, Teriparatide, Vaxneuvance, Ohtuvayre, Capvaxive and Rylaze, as well as royalties from our other partnered products, may be lower than expected.
A significant portion of our royalty revenue is based on sales of Kyprolis by Amgen, sales of Qarziba by Recordati, sales of Filspari by Travere, sales of Evomela by Acrotech Biopharma, sales of Teriparatide by Alvogen/Adalvo, sales of Vaxneuvance and Capvaxive by Merck, sales of Ohtuvayre by Verona Pharma, now a subsidiary of Merck, and sales of Rylaze by Jazz. Royalties, including payments from the foregoing partners, are expected to be a substantial portion of our ongoing revenues for the foreseeable future. Any setback that may occur with respect to any of our partners’ products, and in particular Kyprolis, could significantly impair our operating results and/or reduce our revenue and the market price of our stock. Setbacks for the products could include problems with shipping, distribution, manufacturing, product safety, marketing, government regulation or reimbursement, licenses and approvals, intellectual property rights, including failure by any of the foregoing partners to enforce their respective intellectual property rights, competition with existing or new products and physician or patient acceptance of the products, as well as higher than expected total rebates, returns, discounts, or unfavorable exchange rates. These products also are or may become subject to generic competition. For example, we entered into a settlement agreement with Teva and Acrotech Biopharma (the holder of the NDA for Evomela) which will allow Teva to market a generic version of Evomela in the United States starting on June 1, 2026, or earlier under certain circumstances. The entry of generic competition for Evomela may materially and adversely affect the revenue we derive from Evomela sales. Also, Amgen previously settled patent litigation related to Kyprolis on confidential terms with several parties, but it was publicly reported that the U.S. launch date for at least Breckenridge Pharmaceuticals’ applicable generic product will be “on a date that is held as confidential in 2027 or sooner, depending on certain occurrences.”
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
The royalty market may not grow at the same rate as it has in the past, or at all, and we may not be able to acquire sufficient royalties to sustain the growth of our business.
We have been able to grow our business over time by primarily acquiring royalties. However, we may not be able to identify and acquire a sufficient number of royalties, or royalties of sufficient scale, to invest the full amount of capital that may be available to us in the future, or at our targeted amount and rate of capital deployment, which could prevent us from executing our growth strategy and negatively impact our business. Changes in the royalty market, including its structure, participants growth rate, changes in preferred methods of financing and capital raising in the biopharmaceutical industry, reduced access to capital or higher cost of capital, or a reduction in the growth of the biopharmaceutical industry, could lead to diminished opportunities for us to acquire royalties, fewer royalties (or fewer royalties of significant scale) being available, or increased competition for royalties. Even if we continue to acquire royalties, they generally will not generate a meaningful return for a period of several years, if at all, due to transaction structures, circumstances relating to the underlying products or other factors. As a result, we may not be able to continue to acquire royalties or otherwise grow our business as we have done in the past, or at all.
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
We obtain Captisol from Hovione, our third-party manufacturer, primarily at their facilities in Ireland and Portugal. If Hovione were to cease to be able, for any reason, to supply Captisol to us in the amounts we require, or decline to supply Captisol to us, we would be required to seek an alternative source, which could potentially take a considerable length of time and impact our revenue and customer relationships. In the event of a Captisol supply interruption, we are permitted to designate and, with Hovione’s assistance, qualify one or more alternate suppliers, although there is no assurance that we could do so timely or at acceptable costs, if at all. In addition to manufacturing at Hovione’s facilities in Ireland and Portugal, we have processing capacity for Captisol in both the United States and England.
We maintain inventory of Captisol, which has a five-year shelf life, at three geographically dispersed storage locations in the United States and Europe. If we were to encounter problems maintaining our inventory, due to factors such as natural disasters, tariffs or trade restrictions at one or more of these locations, it could lead to supply interruptions. In addition, we rely on Hovione to expand manufacturing capacity of Captisol and any failure by Hovione to timely implement such increased capacity could adversely affect our ability to supply Captisol to our partners. While we believe we maintain adequate inventory of Captisol to meet our current partner needs, and our Captisol capacity will be sufficient to meet future partner needs, our estimates and projections for Captisol demand may not be correct and any supply interruptions could materially adversely impact our operating results.
The manufacture and distribution of a biopharmaceutical product may be interrupted by regulatory agencies or supplier deficiencies.
The manufacture of products generating our royalties is typically complex and is highly regulated. In particular, biopharmaceutical products are manufactured in specialized facilities that require the approval of, and ongoing regulation by, the FDA in the United States and, if manufactured outside of the United States, both the FDA and non-U.S. regulatory agencies, such as the MHRA and the EMA. With respect to a product, to the extent that operational standards set by such agencies are not adhered to, manufacturing facilities may be closed or production interrupted until such time as any deficiencies noted by such agencies are remedied. Any such closure or interruption may interrupt, for an indefinite period of time, the manufacture and distribution of a product and therefore the cash flows from the related biopharmaceutical asset may be significantly less than expected.
In addition, manufacturers of a product may rely on third parties for selected aspects of product development, such as packaging or to supply bulk raw material used in the manufacture of such product. In the United States, the FDA requires that all suppliers of pharmaceutical bulk materials and all manufacturers of pharmaceuticals for sale in or from the United States adhere to the FDA’s current “Good Manufacturing Practice” regulations and guidelines and similar requirements that exist in jurisdictions outside the United States. Marketers of biopharmaceutical products generally rely on a small number of key, highly specialized suppliers, manufacturers and packagers. Any interruptions, however minimal, in the operation of these manufacturing and packaging facilities could adversely affect production and product sales and therefore adversely affect our business, financial condition or results of operations.
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
In addition, our collaboration partners may develop products, either alone or with others, that compete with the types of products they are developing with us (or that we are developing on our own). This would result in increased competition for our or our partners’ programs. If product candidates are approved for marketing under our collaboration programs, revenues we receive will depend on the manufacturing, marketing and sales efforts of our collaboration partners, who generally retain commercialization rights under the collaboration agreements. Generally, our current collaboration partners also have the right to terminate their collaborations at will or under specified circumstances. If any of our collaboration partners breach (for example, by not making required payments when due, or at all) or terminate their agreements with us or otherwise fail to conduct their collaboration activities successfully, including due to insolvency events, ongoing product development under these agreements will be delayed or terminated. Disputes or litigation may also arise with our collaborators (with us and/or with one or more third parties), including those over ownership rights to intellectual property, know-how or technologies developed with our collaboration partners. Such disputes or litigation could adversely affect our rights to one or more of our product candidates. Any such dispute or litigation could delay, interrupt or terminate the collaboration research, development and commercialization of certain potential products, create uncertainty as to ownership rights of intellectual property, or could result in litigation or arbitration. The occurrence of any of these problems could be time-consuming and expensive and could adversely affect our business.
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
We may undertake strategic acquisitions of operating biopharmaceutical companies or acquire securities of biopharmaceutical companies. Our failure to realize the expected benefits of such acquisitions could adversely affect our business, financial condition or results of operations.
We may acquire companies with significant royalty assets or where we believe we could create significant synthetic royalties. These acquired or created royalty assets may not perform as we project. Moreover, the acquisition of operating biopharmaceutical companies will result in the assumption of, or exposure to, liabilities of the acquired business that are not inherent in our other royalty acquisitions, such as direct exposure to product liability claims, high fixed costs or an expansion of our operations and expense structure, thereby potentially decreasing our profitability. The diversion of our management’s attention and any delay or difficulties encountered in connection with any future acquisitions we may consummate could result in the disruption of our on-going business operations. Despite our business, financial and legal due diligence efforts, we ultimately may be unsuccessful in ascertaining or evaluating all risks associated with such acquisitions. Moreover, we may need to raise additional funds through public or private debt or equity financing to acquire any businesses or products, which may result in dilution for stockholders or the incurrence of indebtedness. As a result, our acquisition of operating biopharmaceutical companies could adversely affect our business, financial condition or results of operations.
We may seek to expand our market opportunity by acquiring securities issued by biopharmaceutical companies. Where we acquire equity securities as all or part of the consideration for business development activities, the value of those securities will fluctuate, and may depreciate. We will not control the companies in which we acquire securities, and as a result, we will have limited ability to determine management, operational decisions or policies. Further, such transactions may face risks and liabilities that due diligence efforts fail to discover, that are not disclosed to us, or that we inadequately assess. In addition, as a result of our activities, we may receive material non-public information about other companies. Where such information relates to a company whose equity securities we hold, we may be delayed or prevented from selling such securities when we would otherwise choose to do so, and such delay or prohibition may result in a loss or reduced gain on such securities.
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
The success of our business depends on key members of our team.
We depend on the expertise, skill and network of business contacts of key members of our team, who evaluate, negotiate, structure, execute, monitor and service our assets and portfolio. Our future success depends to a significant extent on the continued service and coordination of our team. Our executives must devote substantially all of their business time to managing us, unless otherwise approved by the board of directors. Despite this, key members of our team may have other demands on their time, and we cannot assure you that they will continue to be actively involved in our business. The departure of any of these individuals or competing demands on their time could adversely affect our business, financial condition or results of operations.
Our key professionals have relationships with participants in the biopharmaceutical industry, financial institutions and other professionals, which we rely upon to source potential asset acquisition opportunities. If our key professionals fail to maintain such relationships, or to develop new relationships with other sources, we may not be able to grow our portfolio. In addition, we can offer no assurance that these relationships, even if maintained, will generate royalty acquisition opportunities for us in the future.
Risks Related to Intellectual Property:
Third-party intellectual property may prevent us or our partners from developing our potential products; our and our partners’ intellectual property may not prevent competition; and any intellectual property issues may be expensive and time consuming to resolve.
The manufacture, use or sale of our potential products or our licensees’ products or potential products may infringe the patent rights of others. If others obtain patents with conflicting claims, we may be required to obtain licenses to those patents or to develop or obtain alternative technology. We may not be able to obtain any such licenses on acceptable terms, or at all. Any failure to obtain such licenses could delay or prevent us from pursuing the development or commercialization of our potential products, platform and technology.
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
We permit our partners to list our patents that cover their branded products in the Orange Book. If a third-party submits a new drug application (“NDA”) or abbreviated new drug application (“ANDA”) for a generic drug product that relies in whole or in part on studies contained in our partner’s NDA for their branded product, the third-party will have the option to certify to the FDA that, in the opinion of that third-party, the patents listed in the Orange Book for our partner’s branded product are invalid, unenforceable, or will not be infringed by the manufacture, use or sale of the third-party’s generic drug product. A third-party certification that a new product will not infringe Orange Book-listed patents, or that such patents are invalid, is called a paragraph IV patent certification. If the third-party submits a paragraph IV patent certification to the FDA, a notice of the paragraph IV patent certification must be sent to the NDA owner and the owner of the patents that are subject to the paragraph IV patent certification notice once the third-party’s NDA or ANDA is accepted for filing by the FDA. A lawsuit may then be initiated to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of the receipt of notice of a paragraph IV patent certification automatically prevents the FDA from approving the generic NDA or ANDA until the earlier of the expiration of a 30-month period, the expiration of the patents, the entry of a settlement order stating that the patents are invalid or not infringed, a decision in the infringement case that is favorable to the NDA or ANDA applicant, or such shorter or longer period as the court may order. If a patent infringement lawsuit is not initiated within the required 45-day period, the third-party’s NDA or ANDA will not be subject to the 30-month stay.
Several third parties have challenged, and additional third parties may challenge, the patents covering our partner’s branded products, including Kyprolis and Evomela, which could result in the invalidation or unenforceability of some or all of the relevant patent claims. We may from time to time become party to litigation or other proceedings as a result of Paragraph IV certifications. For example, as a result of the settlement of one such matter, Teva will be permitted to market a generic version of Evomela in the United States starting on June 1, 2026 or earlier under certain circumstances. The terms of the settlement agreement are otherwise confidential. Also, as noted above, Amgen previously settled patent litigation related to Kyprolis on confidential terms with several parties, but it has been publicly reported that the U.S. launch date for at least Breckenridge Pharmaceuticals’ applicable generic product will be “on a date that is held as confidential in 2027 or sooner, depending on certain occurrences.”
In addition, we cannot assure you that all of the potentially relevant prior art information that was or is deemed available to a person of skill in the relevant art prior to the priority date of the claimed invention-relating to our and our partners’ patents and patent applications has been found. If such prior art exists, it can invalidate a patent or prevent a patent from issuing from a pending patent application, and we or our partners may be subject to a third-party pre-issuance submission of prior art to the USPTO. Even if our patent applications do successfully issue and even if such patents cover our or our partner’s products or potential products, third parties may initiate litigation or opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices, or similar proceedings challenging the validity, enforceability or scope of such patents, which may result in the patent claims being narrowed or invalidated, may allow third parties to commercialize our or our partners’ products and compete directly with us and our partners, without payment to us or our partners, or limit the duration of the patent protection of our and our partners’ technology and products.
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
In addition, periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and or applications will be due to the U.S. and various foreign patent offices at various points over the lifetime of our and our licensees’ patents and/or applications. We have systems in place to remind us to pay these fees, and we rely on our outside patent annuity service to pay these fees when due. Additionally, the U.S. and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We engage reputable law firms and other third-party professionals to help us comply, and in many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business.
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
In addition, we may identify third-party intellectual property and technology we may need to acquire or license in order to engage in our business, including to develop or commercialize new technologies. However, such licenses may not be available to us on acceptable terms or at all. Furthermore, geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future license partners and the maintenance, enforcement or defense of our issued patents or those of any current or future license partners. For example, the United States and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our or our license partners’ patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we or our license partners would not be able to prevent third parties from practicing our or our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
Issued patents directed to our platform and technology could be found invalid or unenforceable if challenged in court or before administrative bodies in the United States or abroad.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability. Some of our patents or patent applications (including licensed patents) may be challenged at a future point in time in opposition, derivation, reexamination, inter partes review, post-grant review or interference. Any successful third-party challenge to our patents in this or any other proceeding could result in the unenforceability or invalidity of such patents or amendment to our patents in such a way that any resulting protection may lead to increased competition to our business, which could harm our business. In addition, in patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. The outcome following legal assertions of invalidity and unenforceability during patent litigation is unpredictable. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on certain aspects of our platform technologies. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products, platform and technology.
We may not be aware of all third-party intellectual property rights potentially relating to our products, platform and technology. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until approximately 18 months after filing or, in some cases, not until such patent applications issue as patents. We or our licensors might not have been the first to make the inventions included in each of our pending patent applications and we or our licensors might not have been the first to file patent applications for these inventions. There is also no assurance that all of the potentially relevant prior art relating to our patents and patent applications or licensed patents and patent applications has been found, which could be used by a third-party to challenge their validity, or prevent a patent from issuing from a pending patent application.
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
We are typically not involved in maintaining, enforcing and defending patent rights on products that generate our royalties.
Our right to receive royalties generally depends on the existence of valid and enforceable claims of registered or issued patents in the United States and elsewhere in the world. The products on which we receive payments are dependent on patent protection and on the fact that the manufacturing, marketing and selling of such products do not infringe, misappropriate or otherwise violate intellectual property rights of third parties. Typically, we have no ability to control the prosecution, maintenance, enforcement or defense of patent rights, but must rely on the willingness and ability of our partners or their marketers to do so. There can be no assurance that these third parties will vigorously prosecute, maintain, enforce or defend such rights. Even if such third parties seek to prosecute, maintain, enforce or defend such rights, they may not be successful.
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has been the subject of much litigation. Furthermore, changes in patent laws or interpretation of patent laws in the United States and in other jurisdictions could increase the uncertainties surrounding the successful prosecution of patent applications and the successful enforcement or defense of issued patents by our partners, all of which could diminish the value of patent protection relating to the biopharmaceutical assets. As a result, the issuance, scope, validity, enforceability and commercial value of the patent rights of our partners and their marketers are highly uncertain. In addition, such third parties’ pending and future patent applications may not result in patents being issued which protect their products, development-stage product candidates and technologies or which effectively prevent others from commercializing competitive products, development-stage product candidates and technologies. Moreover, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance.
Even if the patent applications our partners and their marketers license or own do issue as patents, they may not issue in a form that will provide them with any meaningful protection, prevent competitors or other third parties from competing with them or otherwise provide them with any competitive advantage. Competitors or other third parties may be able to circumvent patents of our partners and their marketers by developing similar or alternative products in a non-infringing manner. The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, which could limit the ability of our partners and their marketers from preventing others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of their products, development-stage product candidates and technologies.
Any loss or reduction in the scope or duration of patent protection for any product that generates our royalties, or any failure to successfully prosecute, maintain, enforce or defend any patents that protect any such product may result in a decrease in the sales of such product and any associated royalties payable to us. Any such event would adversely affect the ability of the payor to make payments of royalties to us or may otherwise reduce the value of our royalties, and could consequently adversely affect our business, financial condition or results of operations. In cases where our contractual arrangements with our partner permit us to do so, we could participate in patent suits brought by third parties but this could result in substantial litigation costs, divert management’s attention from our core business and there can be no assurance that such suits would be successful.
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
Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, certain of our agreements with third parties may provide that intellectual property arising under these agreements, such as data that could be valuable to our business, will be owned by the third-party, in which case, we may not have adequate rights to use such data or have exclusivity with respect to the use of such data, which could result in third parties, including our competitors, being able to use such data to compete with us.
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
Monitoring unauthorized disclosure and detection of unauthorized disclosure is difficult, and we do not know whether the steps we have taken to prevent such disclosure are, or will be, adequate. If we were to enforce a claim that a third-party had illegally obtained and was using our trade secrets, it would be expensive and time-consuming, and the outcome would be unpredictable. In addition, some courts both within and outside the United States may be less willing, or unwilling, to protect trade secrets. Further, we may need to share our trade secrets and confidential know-how with current or future partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors.
We also seek to preserve the integrity and confidentiality of our confidential proprietary information by maintaining physical security of our premises and physical and electronic security of our information technology systems, but it is possible that these security measures could be breached. If any of our confidential proprietary information were to be lawfully obtained or independently developed by a competitor or other third-party, absent patent protection, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. If any of our trade secrets were to be disclosed to or independently discovered by a competitor or other third-party, it could harm our business, financial condition, results of operations and prospects.
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
From time to time, legislation is implemented to reign in rising healthcare expenditures. By way of example, the Affordable Care Act (“ACA”) was enacted in 2010 and included a number of provisions affecting the pharmaceutical industry, including, among other things, annual, non-deductible fees on any entity that manufactures or imports some types of branded prescription drugs and increases in Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. It is possible that the ACA will be subject to judicial or congressional challenges or legislative modifications in the future. It is unclear how such challenges or modifications, and the healthcare reform measures of the current administration, will impact the ACA and our business.

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
The cost of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States. There have been several Congressional inquiries, as well as legislative and regulatory initiatives and executive orders designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. In addition, on December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of march-in rights, which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain whether that will continue under the new framework. It is unclear whether or how much such rights may be exercised.
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
Most significantly, on August 16, 2022, the former President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. This statute marks the most significant action by Congress with respect to the pharmaceutical industry since adoption of the ACA in 2010. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has generally won substantive disputes in these cases, including cases on appeal, although certain cases continue to seek appellate review.
We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage and payment criteria, new payment methodologies and additional downward pressure on the prices that can be realized for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us or our partners from being able to generate revenue, attain profitability, or commercialize drugs. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for drug candidates or additional pricing pressures.
The current administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions and proposals may, for example, include directives: (1) reducing agency workforce and cutting programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation, or CMMI, to consider new payment and healthcare models to limit drug spending; (3) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most- Favored-Nation pricing for pharmaceutical products; (4) imposing tariffs on imported pharmaceutical products; and (5) directing certain federal agencies to enforce existing law regarding hospital and plan price transparency and by standardizing prices across hospitals and health plans. Congress may introduce and ultimately pass health care related legislation that could impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program created under the IRA. This could lower the price that we receive for any approved product. Furthermore, on July 4, 2025, legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which reduced funding to federal healthcare programs and imposed additional requirements to be eligible for healthcare, which may result in decreased access to healthcare, particularly in Medicaid programs. We cannot predict with certainty what impact any federal or state health reforms will have on us, but such changes could impose new or more stringent regulatory requirements or result in reduced reimbursement for our products, any of which could adversely affect our business, results of operations and financial condition.
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
We and our partners may be subject to federal, state, and foreign laws and regulations that govern data privacy and security. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and may increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations govern the collection, use, disclosure, and protection of personal information, including state data breach notification laws, federal and state health information privacy laws, and federal and state consumer protection laws. Each of these laws is subject to varying interpretations by courts and government agencies, creating complex compliance issues. If we fail to comply with applicable laws and regulations we could be subject to penalties or sanctions. For example, we may obtain health information from third parties (including research institutions from which we obtain clinical trial data) that are subject to privacy and security requirements under the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder (collectively, “HIPAA”) or applicable state laws. Depending on the facts and circumstances, we could be subject to criminal and civil penalties if we violate HIPAA. Requirements for compliance under HIPAA are also subject to changes, as the U.S. Department of Health and Human Services Office of Civil Rights issued a proposed rule that would amend certain security compliance requirements for covered entities and business associates.
Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, CCPA went into effect on January 1, 2020. The CCPA created new individual privacy rights for California residents, including the right to opt out of certain disclosures of their data, the right to limit the use and disclosure of sensitive personal information (including health information). The CCPA places increased privacy and security obligations on entities handling certain personal data of California residents or households, limits data use and mandates audit requirements for higher risk data. The CCPA also creates as a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach Although there are limited exemptions for clinical trial data and some other health data under the CCPA, as currently written, the CCPA may impact our business activities and exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and Protected Health Information (“PHI”). The CCPA is enforced by the California Privacy Protection Agency, a data protection authority, which has the power to issue substantive regulations and could result in increased privacy and information security enforcement. Additional compliance investment and potential business process changes may be required. Similar laws have passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. Many states have adopted statewide comprehensive privacy laws and other states have privacy legislation that is pending. Many of these new state laws contain some type of exemption for information collected under HIPAA and some data processed in the context of clinical trials, either at the entity level or the data level, so the impact might be limited particularly as it relates to PHI. Some states also have laws that specifically focus on the processing of personal data related to individuals’ health, including California’s Confidentiality of Medical Information Act and Washington’s My Health My Data Act. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Further, the existence of comprehensive privacy laws in different states in the country would make our compliance obligations more complex and costly and may increase the likelihood that we may be subject to enforcement actions or otherwise incur liability for non-compliance.
In addition, all 50 U.S. states and territories and international jurisdictions have varying breach notification laws that may require us to notify patients, employees or regulators in the event of unauthorized access to or disclosure of personal or confidential data experienced by us or our service providers. These laws are not consistent, and compliance in the event of a widespread data breach is difficult and may be costly. We also may be contractually required to notify patients or other counterparties of a security breach. In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards from time to time. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards.
We are also or may become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions. For example, GDPR governs certain collection and other processing activities involving personal data about individuals in the European Economic Area (“EEA”). Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. The European Data Protection Board continues to release guidelines for industries and impose fines related to the GDPR, some of which have been very significant, including proposed amendments to the GDPR in November 2025. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA and the United States remains uncertain. The EU-US Data Privacy Framework (“DPF”) also introduced a transfer mechanism for transfers between the E.U. and U.S. with a new redress mechanism for E.U. citizens which addresses a key concern in the previous Court of Justice of the European Union judgments and may mean transfers under standard contractual clauses are less likely to be challenged in future. With the advice of outside counsel and privacy experts, we take appropriate steps to ensure transfers of personal data outside the EEA and the UK, including to the United States, are conducted in a manner consistent with applicable law and legal requirements. We expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. In particular, we expect the DPF Adequacy Decision to be challenged and international transfers to the United States and to other jurisdictions more generally to continue to be subject to enhanced scrutiny by regulators. As a result, we may have to make certain operational changes and we will have to implement revised standard contractual clauses and other relevant documentation for existing data transfers within required time frames. Since the beginning of 2021, after the end of the transition period following the United Kingdom’s departure from the European Union, we are also subject to the United Kingdom data protection regime, which imposes separate but similar obligations to those under the GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a UK GDPR data transfer mechanism to U.S. entities self-certified under the UK Extension to the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business. In addition, on June 19, 2025, the UK’s Data (Use and Access) Act 2025 (the “DUAA”) was granted Royal Assent, implementing various measures concerning data usage in the UK and reforming data protection laws. The provisions within the DUAA will come into force through 2026, and it remains too soon to tell how the DUAA will be implemented and what impact it will have on our international activities. Further, other EU and member state laws and regulations may impose further obligations or restrictions on processing health information in the EEA, such as the European Health Data Space Regulation. In the EEA, the NIS 2 Directive (“NIS 2”) is replacing the cybersecurity legal framework under the current NIS framework, aiming to ensure a high level of cybersecurity in the region. NIS 2 brings new medium and large organizations providing services in the EEA within scope of the legal framework. It extends to additional sectors and expands the list of in-scope healthcare organizations, including to certain providers engaged in research and development of medicinal products. The new regime imposes direct obligations on management in respect of an in-scope organization's compliance with NIS 2, requires covered organizations to put in place certain cyber risk management measures, strengthens incident reporting requirements and provides supervisory authorities with greater oversight. The majority of obligations will come into force when national legislation implementing NIS 2 becomes effective in the relevant EU member state. EU member states had until October 17, 2024 to transpose NIS 2 into national legislation, although many countries have still not completed the transposition. As such, the cybersecurity regulatory landscape in the EU is currently fragmented and uncertain. To the extent that we become subject to NIS 2 in the future, we may require additional investment of our resources in compliance programs. Under NIS 2, companies may be subject to administrative fines of up to the higher amount of €10 million or 2% of worldwide turnover.
Furthermore, the FTC also has authority to initiate enforcement actions against entities that make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of personal health information, fail to implement policies to protect personal health information or engage in other unfair practices that harm customers or that may violate Section 5 of the FTC Act. Failing to take appropriate steps to keep consumers’ personal information secure can constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Additionally, the FTC’s Health Breach Notification Rule applies to health apps and other similar technologies and expanded breach notification requirements, which adds complexity to compliance obligations. Further, the SEC implemented rules around incident reporting, requiring cybersecurity incidents to be reported four business days after determining that an incident is material. Federal and state consumer protection laws are increasingly being applied by FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of personal or personally identifiable information, through websites or otherwise, and to regulate the presentation of website content.
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
The use of Artificial Intelligence (“AI”) present unique risks and challenges that could adversely impact our business.
We may use certain AI technologies, which presents risks and challenges that could adversely impact our business. As with many innovations, ineffective or inadequate AI development or deployment practices could result in unintended consequences. For example, AI algorithms we use in connection with our operations may be flawed or based on datasets that are biased or insufficient, potentially leading to errors in our business processes. Disruption or failure in AI functionality could adversely affect our business, cause delays or inaccuracies in our offerings, or harm our reputation. Conversely, if we are unable to adopt and deploy AI effectively as quickly as our competitors, it may cause us to be relatively less productive or innovative, adversely impacting our competitiveness and requiring additional investments that increase our costs. Laws and regulations regarding AI technologies are rapidly evolving as well, including in the areas of intellectual property, cybersecurity, privacy, and data protection. Compliance with new or changing laws, regulations, or industry standards relating to AI may impose significant operational and financial burdens and may limit our ability to develop, deploy, or use AI technologies in our business.
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
Prior to obtaining approval to commercialize a drug or biological product candidate in the U.S. or abroad, we or our partners must demonstrate with substantial evidence from adequate and well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidates are safe and effective for their intended uses, and in the case of biological products in the U.S., that such product candidates are safe, pure and potent. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we or our partners believe available nonclinical or clinical data support the safety purity, potency or efficacy of our product candidates, such data may not be sufficient to obtain approval from the FDA and comparable foreign regulatory authorities. The FDA or comparable foreign regulatory authorities, as the case may be, may also require us or our partners to conduct additional nonclinical studies or clinical trials for our product candidates either prior to or post-approval, or may object to elements of clinical development programs.
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
For any product candidate for which we may be granted orphan drug designation in a particular indication, it is possible that another company also holding orphan drug designation for the same product candidate will receive marketing approval for the same indication before we do. If that were to happen, our applications for that indication may not be approved until the competing company’s period of exclusivity expires. Even if we are the first to obtain marketing authorization for an orphan drug indication in the United States, there are circumstances under which a competing product may be approved for the same indication during the seven-year period of marketing exclusivity, such as if the later product is shown to be clinically superior to our orphan product, or if the later product is deemed a different product than ours. Further, the seven-year marketing exclusivity would not prevent competitors from obtaining approval of the same product candidate as ours for indications other than those in which we have been granted orphan drug designation, or for the use of other types of products in the same indications as our orphan product. Orphan drug designation does not shorten the development time or regulatory review time of a drug and does not give the drug any advantage in the regulatory review or approval process.
Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business or the business of our partners.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. The current U.S. administration also has taken steps to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations.

If funding for the FDA is reduced or if the FDA workforce is reduced, these factors could significantly impact the ability of the FDA to timely review and process our or our partners’ regulatory submissions, which may have a material adverse effect on review times or other processing functions.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business or the business of our partners. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if there are other significant changes in funding, it could significantly impact the ability of the FDA to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise timely review and process our regulatory submissions, which could have a material adverse effect on our business. If the timing of FDA’s review and approval of new products is delayed, the timing of our or our partners’ development process may be delayed which would result in delayed milestone revenues and materially harm our operations of business.
Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections of domestic and foreign manufacturing facilities at various points. Even though the FDA has resumed standard inspection operations of domestic facilities where feasible, any future pandemics may lead to further inspectional or administrative delays. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to future pandemics. If a prolonged government shutdown occurs, or if global health concerns continue to hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our or our partners’ regulatory submissions, which could have a material adverse effect on our business.
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
We continue to have exposure to risks related to Pelthos due to our ongoing equity ownership and other investments in Pelthos, which could adversely affect our financial condition and results of operations.
In July 2025 and November 2025 we completed the Pelthos Transaction and the Pelthos Convertible Notes Financing, respectively, and we currently own approximately 50% of Pelthos’ outstanding shares of common stock and Series A convertible preferred stock. As a result, we remain exposed to the operational, financial, legal, regulatory, and market risks associated with Pelthos. The market value of our equity interest in Pelthos may fluctuate significantly due to factors beyond our control. In addition, our continued investment in Pelthos could adversely affect our financial condition and results of operations, and investors should not view the Pelthos Transaction and the Pelthos Convertible Notes Financing as eliminating our exposure to risks associated with Pelthos.

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
Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•the royalties from the sales of Kyprolis, Qarziba, Filspari, Evomela, Teriparatide, Vaxneuvance, Ohtuvayre, Capvaxive and Rylaze and other products sold by our partners;
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
New tax laws, statutes, rules, regulations, or ordinances could be enacted at any time. For instance, the Inflation Reduction Act of 2022 imposes, among other rules, a 15% minimum tax on the book income of certain large corporations and a 1% excise tax on certain corporate stock repurchases. In addition, the OBBBA includes significant federal tax law changes which, among other impacts, modify and make permanent certain business tax provisions originally enacted in the 2017 Tax Cuts and Jobs Act (the “Tax Act”). Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted differently, changed, repealed, or modified at any time. Any such enactment, interpretation, change, repeal, or modification could adversely affect us, possibly with retroactive effect. In particular, changes in corporate tax rates, the realization of our net deferred tax assets, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act, as amended by the CARES Act or any future tax reform legislation, could have a material impact on the value of our deferred tax assets, result in significant one-time charges, and increase our future tax expenses.
Our ability to use our net operating loss carryforwards and certain other tax attributes to offset future taxable income may be subject to certain limitations.
As of December 31, 2025, we had U.S. federal and state net operating loss carryforwards (“NOLs”) of approximately $4.3 million and $162.1 million, respectively. Our federal NOLs expire through 2037 and our state NOLs begin to expire in 2028, if not utilized. Under the Tax Act, any federal NOLs arising in taxable years ending after December 31, 2017 will carry forward indefinitely. As of December 31, 2025, we had federal and California research and development tax credit carryforwards of approximately $0 million and $24.3 million, respectively. The federal research and development tax credit carryforwards expire in various years through 2040, if not utilized. The California research and development credit will carry forward indefinitely. Under Sections 382 and 383 of Internal Revenue Code of 1986, as amended (the “Code”) if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes, such as research tax credits, to offset its future post-change income and taxes may be limited. In general, an “ownership change” occurs if there is a cumulative change in our ownership by “5% shareholders,” as defined in the Code, that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. We believe we have experienced certain ownership changes in the past and have reduced our deferred tax assets related to NOLs and research and development tax credit carryforwards accordingly. In the event that it is determined that we have in the past experienced additional ownership changes, or if we experience one or more ownership changes as a result future transactions in our stock, then we may be further limited in our ability to use our NOLs and other tax assets to reduce taxes owed on the net taxable income that we earn. Furthermore, under the Tax Act, although the treatment of tax losses generated in taxable years beginning before December 31, 2017 has generally not changed, tax losses generated in tax years beginning after December 31, 2017 may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite having potentially generated a loss for federal income tax purposes in prior years. Any such limitations on the ability to use our NOLs and other tax assets could adversely impact our business, financial condition and operating results.
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
The OmniAb Separation, OmniAb Distribution and OmniAb Merger (collectively, together with certain related transactions, the “OmniAb Transactions”) were conditioned upon receipt of a tax opinion from outside counsel to the effect that the OmniAb Separation and OmniAb Distribution qualified as a reorganization under Sections 355 and 368(a)(1)(D) of the Code, that the OmniAb Merger would not cause Section 355(e) of the Code to apply to the OmniAb Separation or OmniAb Distribution and that the OmniAb Merger would be treated as a reorganization under Section 368(a) of the Code. The opinion was delivered in connection with the closing of the OmniAb Merger and was based on, among other things, certain facts, assumptions, representations and undertakings from us, OmniAb, APAC and New OmniAb, including those regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations, or undertakings were incorrect or not satisfied, we may not be able to rely on the opinion, and we and our stockholders could be subject to significant U.S. federal income tax liabilities. In addition, the opinion is not binding on the IRS or the courts, and notwithstanding the opinion, the IRS could determine on audit that the OmniAb Transactions do not qualify as a tax-free reorganization if it determines that any of the facts, assumptions, representations or undertakings on which the opinion is based are not correct or have been violated or that the OmniAb Transactions should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the OmniAb Transactions. If the OmniAb Transactions are ultimately determined not to qualify as a tax-free reorganization, we and our stockholders that are subject to U.S. federal income tax could incur significant U.S. federal income tax liabilities.
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
Our business is increasingly dependent on critical, complex and interdependent information technology systems, including internet-based systems, to support business processes as well as internal and external communications. We operate some of these systems and networks, but we also rely on third-party providers for various products and services across our operations. Despite the implementation of security measures, our information technology systems and those of our partners and third-party service providers are vulnerable to attack, damage, and interruption from cyber-attacks, computer viruses and malware (e.g. ransomware), security breaches, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, phishing attacks and other social engineering schemes, employee theft or misuse, human error, fraud, denial or degradation of service attacks, sophisticated nation-state and nation-state-supported actors or unauthorized access or use by persons inside our organization, or persons with access to systems inside our organization.
Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the technologies used to obtain unauthorized access to, or to sabotage or disrupt, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. A security breach or privacy violation that leads to disclosure, or modification of, or prevents access to, personal data or other protected information could harm our reputation, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, require us to verify the correctness of data and otherwise subject us to liability under laws and regulations that protect personal data, resulting in increased costs or loss of revenue. Similarly, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, a security breach that exposes our confidential intellectual property could compromise our patent portfolio. Additionally, theft of our intellectual property or proprietary business information could require substantial expenditures to remedy. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our and our service providers’ employees who are (and may continue to be) working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. The White House, SEC and other regulators have also increased their focus on companies’ cybersecurity vulnerabilities and risks.
We and certain of our service providers are from time to time, subject to cyberattacks and security incidents. While we do not believe that we have experienced any material system failures, accidents or security breaches, we have experienced cybersecurity incidents in the past and expect that we will experience cybersecurity incidents in the future. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. The procedures and controls we use to monitor these threats and mitigate our exposure may not be sufficient to prevent cybersecurity incidents. If such events were to occur and cause interruptions in our or our critical third parties’ operations, it could lead to the loss of trade secrets or other intellectual property, as well as the public exposure of personal information of our employees and others, and could result in a material disruption of our clinical and commercialization activities and business operations, in addition to possibly requiring substantial expenditures to remedy. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and our business, reputation, and financial condition could be harmed. Any losses, costs or liabilities may not be covered by, or may exceed the coverage limits of, any or all applicable insurance policies.
The terms of our Credit Agreement may limit our flexibility in operating our business and adversely affect our financial health and competitive position, and all of our obligations under our Credit Agreement are secured by certain of our collateral and the collateral of certain of our subsidiaries, as Guarantors. If we default on these obligations, our lenders could foreclose on such assets.
In October 2023, we entered into a $75.0 million Revolving Credit Facility with Citibank, N.A. as the Administrative Agent. We, our material domestic subsidiaries, as Guarantors, and the Lenders entered into the Credit Agreement with the Administrative Agent, under which the Lenders, the Swingline Lender and the L/C Issuer agreed to make loans and other financial accommodations to us in an aggregate amount of up to $75.0 million. Borrowings under the Credit Agreement are secured by certain of our collateral and that of the Guarantors. In specified circumstances, additional guarantors are required to be added. As a result, if we default on any of our obligations under the Credit Agreement, the Lenders could foreclose on their security interest and liquidate some or all of the collateral, which would harm our business, financial condition and results of operations and could require us to reduce or cease operations. On July 8, 2024, we entered into the first amendment (the “Amendment”) to the Credit Agreement, which amends the Credit Agreement to increase the aggregate revolving credit facility amount from $75 million to $125 million. In connection with the offering of the 2030 Notes, on August 11, 2025, we entered into the second amendment to the Credit Agreement, to permit, among other things, certain cash settlement payments on the 2030 Notes, subject to customary conditions set forth therein. On September 12, 2025, we entered into the third amendment to the Credit Agreement to, among other things, extend the maturity date to September 12, 2028 and modify the minimum consolidated EBITDA (as defined in the Credit Agreement) covenant to require us to maintain not less than $55 million of consolidated EBITDA (as defined in the Credit Agreement) for the trailing four-quarter period ended September 30, 2025 and each trailing four-quarter period ending thereafter.
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
Our ability to satisfy debt obligations depends on our future performance.
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our 2030 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If the assumptions underlying our cash flow guidance are incorrect, our business may not continue to generate cash flow from operations sufficient to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. In addition, certain holders of the 2030 Notes may engage in hedging or arbitrage transactions, including short sales of our common stock, in connection with their investment in the notes. These activities could increase volatility or place downward pressure on the market price of our common stock, particularly during the period when the notes are convertible or following any conversion. This pressure could occur even if our business performance and prospects are strong. We may also be required to repurchase the 2030 Notes for cash upon the occurrence of certain events, which could adversely affect our liquidity. The indenture governing the 2030 Notes may require us to repurchase the notes for cash upon the occurrence of specified events, such as a fundamental change. Any such repurchase obligation could require us to use a significant portion of our available cash or obtain additional financing, which may not be available on favorable terms or at all. Our ability to satisfy these obligations could be constrained by existing debt agreements or market conditions. Additionally, conversion of the 2030 Notes could dilute the ownership interest of our existing stockholders or may otherwise depress the price of our common stock. Any sales in the public market of our common stock issuable upon such conversion of our 2030 Notes could adversely affect prevailing market price.
The Credit Agreement limits our ability to pay any cash amount upon the conversion or repurchase of the 2030 Notes.
The Credit Agreement prohibits us from making any cash payments on the 2030 Notes other than (i) any prepayment or payment on (and as required by) the 2030 Notes as a result of (x) the satisfaction of a customary conversion contingency, (y) the exercise of a conversion right resulting from the satisfaction of a customary conversion contingency or (z) a required repurchase upon a customary fundamental change or (ii) payments (which aggregate amount cannot exceed $3 million over the term of the facility) if at the time of such payments, (i) immediately before and after giving effect to such payments, a default or an event of default exists under the Credit Agreement, (ii) we would not be in pro forma compliance with our financial covenants under the Credit Agreement or (iii) the consolidated senior secured net leverage ratio, determined on a pro forma basis as of the last day of the most recent fiscal quarter exceeds 1.50 to 1.00. Any new credit facility that we may enter into may have similar restrictions. Our failure to make cash payments upon the conversion or repurchase of the 2030 Notes as required under the terms of the 2030 Notes would, subject to the requirements set forth in the indenture that will govern the 2030 Notes, permit holders of the 2030 Notes to accelerate our obligations under the 2030 Notes.
We may still incur substantially more debt or take other actions which would intensify the risks discussed above.

The Credit Agreement restricts our ability to incur additional indebtedness, including secured indebtedness, but if the facility matures or is repaid, we may not be subject to such restrictions under the terms of any subsequent indebtedness. We may incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We will not be restricted under the terms of the Indenture governing the 2030 Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the Indenture governing the 2030 Notes that could have the effect of diminishing our ability to make payments on our debt, including the 2030 Notes, when due.
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
If we were determined to be an investment company under the U.S. Investment Company Act of 1940, applicable restrictions could make it impractical for us to continue our business as contemplated and could adversely affect our business, financial condition or results of operations.
We intend to conduct our business so as not to become regulated as an investment company under the U.S. Investment Company Act. An entity generally will be determined to be an investment company for purposes of the U.S. Investment Company Act if, absent an applicable exemption, (i) it is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting or trading in securities; or (ii) it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the “ICA 40% Test”.
We do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting or trading in securities, and believe that we are not engaged primarily in the business of investing, reinvesting or trading in securities. We believe that, for U.S. Investment Company Act purposes, we are engaged primarily, through one or more of our subsidiaries, in the business of developing, purchasing or otherwise acquiring certain obligations that represent part or all of the sales price of merchandise. Our subsidiaries that are so engaged rely on Section 3(c)(5)(A) of the U.S. Investment Company Act, which, as interpreted by the SEC staff, requires each such subsidiary to invest at least 55% of its assets in “notes, drafts, acceptances, open accounts receivable, and other obligations representing part or all of the sales price of merchandise, insurance, and services,” which we refer to as the ICA Exception Qualifying Assets.
To ensure that we are not obligated to register as an investment company, we must not exceed the thresholds provided by the ICA 40% Test. For purposes of the ICA 40% Test, the term investment securities does not include U.S. government securities or securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on Section 3(c)(1) or Section 3(c)(7) of the U.S. Investment Company Act, such as majority-owned subsidiaries that rely on Section 3(c)(5)(A). We also may rely on Section 3(c)(6), which, based on SEC staff interpretations, requires us to invest, either directly or through majority-owned subsidiaries, at least 55% of our assets in, as relevant here, businesses relying on Section 3(c)(5)(A). Therefore, the assets that we and our subsidiaries hold and acquire are limited by the provisions of the U.S. Investment Company Act and the rules and regulations promulgated thereunder.
If the SEC or its staff in the future adopts an interpretation that royalty interests are not treated as ICA Exception Qualifying Assets for purposes of Section 3(c)(5)(A) and Section 3(c)(6), our business will be materially and adversely affected. In particular, we would be required to register as an investment company which could materially and adversely affect the value of our common stock.
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
Our results of operations and ability to invest in and expand our business, meet our financial obligations, attract and retain collaboration partners and to raise additional capital and meet our liquidity needs could be materially negatively affected by prevailing economic and political conditions generally, both in the United States and elsewhere around the world. Concerns over inflation, energy costs, geopolitical issues, the current presidential administration in the U.S., military conflicts, including the wars between Russia and Ukraine and Israel and Hamas, terrorism, public health emergencies or pandemics, the availability and cost of credit, and the U.S. financial markets have in the past contributed to, and may continue in the future to contribute to, increased volatility and diminished expectations for the economy and the markets. Sanctions imposed by the United States and other countries in response to military conflicts, including the wars between Russia and Ukraine and Israel and Hamas, significant natural disasters (including as a result of climate change), new or increased tariffs or other barriers to trade, changes to fiscal or monetary policy or government budget dynamics (particularly in the biotechnology and pharmaceutical industries), higher interest rates and economic inflation, declines in economic growth or recession, geopolitical instability and other unstable market and macroeconomic conditions may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Domestic and international equity markets periodically experience heightened volatility and turmoil. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. All of these events may have an adverse effect on us. In the event of a market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline. We cannot provide assurance that our investments are not subject to adverse changes in market value. If our investments experience adverse changes in market value, we may have less capital to fund our operations.
Our business is subject to risks arising from pandemic and epidemic diseases.
Future pandemics or other public health epidemics, pose the risk that we or our employees, contractors, including our CROs, suppliers, and other partners may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease within these groups or due to shutdowns that may be requested or mandated by governmental authorities.
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
Further, the COVID-19 pandemic impacted the trading price of shares of our common stock. To the extent there is any outbreak of a pandemic or epidemic disease impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus and the actions to contain its impact. Further, to the extent any pandemic or epidemic disease adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section.
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
Legal claims and proceedings could adversely affect our business.
We may be subject to a wide variety of legal claims and proceedings. Regardless of their merit, these claims may require significant time and expense to investigate and defend. Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such claims or proceedings, or that our assessment of the materiality of these matters, including any reserves taken in connection therewith, will be consistent with the ultimate outcome of such matters. The resolution of, or increase in the reserves taken in connection with, one or more of these matters could adversely affect our business, financial condition or results of operations.

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
The following table summarizes our principal facilities leased as of December 31, 2025, including the location and size of each facility, and their designated use. We believe our facilities are adequate for our current and near-term needs, and we will be able to locate additional facilities, as needed.

Location	Approximate Square Feet	Operation	Lease Expiration Date
Jupiter, FL	1,650	Corporate headquarters	October 2026
San Diego, CA	6,850	Office	March 2029
Boston, MA	9,200	Office	May 2032
Las Vegas, NV	4,100	Office	April 2028
Lawrence, KS	3,700	Office and laboratory	August 2032

Item 3.	Legal Proceedings
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
On August 22, 2024, CyDex Pharmaceuticals, Inc. filed a Verified Complaint in the Delaware Court of Chancery against Bexson Biomedical, Inc. (“Bexson”), asserting claims for declaratory relief and breach of contract arising out of a Captisol In Vivo Agreement (the “In Vivo Agreement”) between the parties, pursuant to which CyDex provided Bexson with research-grade Captisol and related confidential and proprietary information for a potential new formulation of ketamine being developed by Bexson. CyDex alleges that Bexson breached its obligations under the In Vivo Agreement, including by misusing confidential information and materials provided by CyDex and by using CyDex’s confidential information and materials to file patent applications that purport to cover formulations that are “not ketamine”. CyDex also asserts that Bexson failed to return and destroy CyDex’s confidential information and materials as required by the In Vivo Agreement. CyDex seeks relief including specific performance of certain co-ownership provisions of the In Vivo Agreement and disgorgement from Bexson for any benefits obtained in violation of the In Vivo Agreement. On September 27, 2024, Bexson filed a Motion to Dismiss the Verified Complaint. A Verified Amended Complaint was filed by CyDex on November 6, 2024, and a Motion to Dismiss the Verified Amended Complaint was filed by Bexson on January 17, 2025. On May 23, 2025, Bexson withdrew its pending Motion to Dismiss and filed a Verified Counterclaim, Answer, and Affirmative Defenses. On July 17, 2025, CyDex and Bexson agreed to a joint stipulation for a schedule on judgment on the pleadings, providing for briefing to be complete by November 17, 2025. CyDex filed its reply to Bexson’s counterclaim on July 23, 2025. On August 22, 2025, Bexson filed its opening brief in support of its motion for judgment on the pleadings. On September 25, 2025, CyDex filed its partial cross-motion for judgment on the pleadings and opposition to Bexson’s motion, and on October 27, 2025 Bexson filed its combined answering brief in opposition to CyDex’s motion and reply in support of its motion. CyDex filed a reply brief on November 17, 2025. Oral argument on the pending motions for judgment on the pleadings is scheduled to occur on April 22, 2026.
On July 18, 2025, CyDex received a letter (the “Notice Letter”) from PH Health Limited (“PH Health”), a wholly-owned indirect subsidiary of Endo, Inc., stating that PH Health had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) referencing New Drug Application No. 022235, owned by Baxter Healthcare Corp. (“Baxter”) for Captisol®-enabled Nexterone® (amiodarone hydrochloride, 150 mg/100 mL, premixed for injection). In its Notice Letter, PH Health stated that its ANDA includes a certification under 21 U.S.C. § 355(j)(2)(A)(vii)(IV) that, in PH Health’s opinion, CyDex’s U.S. Patent No. 7,635,773 (“the ’773 patent”) is invalid, unenforceable and/or will not be infringed by Par Heath’s ANDA product. The Notice Letter included an explanation intended to support PH Health’s position that its ANDA product would not infringe the ’773 patent but did not include detailed explanations regarding invalidity or unenforceability. On August 29, 2025, during the 45 day period for filing a lawsuit pursuant to the Hatch-Waxman Act, Baxter and CyDex filed a lawsuit in the United States District Court for the Distinct of New Jersey against Par Health Ltd., Par Health USA, Endo USA, Inc., Endo Operations Limited, and Endo, Inc., asserting that the ANDA filing infringed the ’773 patent. See Case No. 3:25-cv-15120-MCA. An Answer was filed on October 27, 2025. Discovery has started but a trial date has not yet been set.
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
Our common stock is traded on the Nasdaq Global Market under the symbol “LGND.” As of February 24, 2026, there were approximately 305 holders of record of the common stock.
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

During the fiscal year ended December 31, 2025, we did not repurchase any shares of our common stock under the stock repurchase program approved by our Board of Directors in April 2023, which allowed us to acquire up to $50 million of our common stock from time to time through April 2026.
In connection with the issuance of the 2030 Notes in August 2025, we used approximately $15 million of the net proceeds from the offering to repurchase 102,034 shares of Ligand’s common stock at a price of $147.01 per share. Refer to Note 9, Debt for information on the 2030 Notes offering.
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

Value of $100 Invested Over Time

	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Ligand	$100.00	$155.31	$98.62	$105.43	$158.15	$279.02
NASDAQ Composite-Total Return	$100.00	$122.18	$82.43	$119.22	$154.48	$187.14
NASDAQ Biotechnology Index	$100.00	$100.02	$89.90	$94.03	$93.49	$124.75

Item 6.	[RESERVED]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) will help readers understand our results of operations, financial condition, and cash flows. It is provided in addition to the accompanying consolidated financial statements and notes.
Our MD&A is organized as follows:

•Results of Operations. Detailed discussion of our revenue and expenses for twelve months ended December 31, 2025 and 2024. A comparison of our results of operations for twelve months ended December 31, 2025 and 2024 can be found under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.
•Liquidity and Capital Resources. Discussion of key aspects of our consolidated statements of cash flows, changes in our financial position, and our financial commitments.
•Critical Accounting Policies and Estimates. Discussion of significant changes we believe are important to understand the assumptions and judgments underlying our consolidated financial statements.
•Recent Accounting Pronouncements. For summary of recent accounting pronouncements applicable to our consolidated financial statements, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1, Basis of Presentation and Summary of Significant Accounting Policies.”
Results of Operations
Revenue and Income
FY 2025 vs. FY 2024

(Dollars in thousands)	2025	2024	Change	% Change
Revenue from intangible royalty assets	$132,534	$95,329	$37,205	39%
Income from financial royalty assets	28,467	13,444	15,023	112%
Royalties	161,001	108,773	52,228	48%
Captisol	40,213	30,883	9,330	30%
Contract revenue and income	66,873	27,477	39,396	143%
Total revenue and income	$268,087	$167,133	$100,954	60%
Total revenue and income increased by $101.0 million, or 60%, to $268.1 million in 2025 compared to $167.1 million in 2024 primarily due to the $52.2 million increase in royalties and $39.4 million increase in contract revenue and income. The increase in royalties in 2025 was primarily due to income from Qarziba financial royalty asset acquired in the third quarter of 2024 and an increase in sales of Filspari, Ohtuvayre and Capvaxive. Captisol sales increased by $9.3 million to $40.2 million in 2025 compared to $30.9 million in 2024. The increase in Captisol sales were due to the timing of customer orders. Contract revenue and income increased by $39.4 million, with the change primarily due to income from the Pelthos Transaction. During the third quarter of 2025, we recognized $53.1 million in total income related to the divestiture of LNHC in connection with the Pelthos Transaction.
Revenue from intangible royalty assets is a function of our partners’ product sales and the applicable royalty rate. The following table represents revenue from intangible royalty assets by program (in millions):

(in millions)	2025 Estimated Partner Product Sales	Effective Royalty Rate	2025 Royalty Revenue	2024 Estimated Partner Product Sales	Effective Royalty Rate	2024 Royalty Revenue
Kyprolis	$1,529	2.3%	$35.5	$1,627	2.4%	$38.4
Filspari	355	9.0%	32.0	136	9.0%	12.2
Rylaze	395	3.4%	13.4	409	3.3%	13.7
Capvaxive	752	1.3%	10.1	96	0.6%	0.6
Ohtuvayre(1)	488	2.0%	9.8	42	1.9%	0.8
Teriparatide injection(2)	34	23.8%	8.1	30	27.3%	8.2
Vaxneuvance	801	0.9%	7.4	791	0.7%	5.2
Evomela	30	20.0%	5.9	44	20.0%	8.7
Other	441	2.3%	10.3	314	2.4%	7.5
Total	$4,825		$132.5	$3,489		$95.3
(1) Our royalty rate on Ohtuvayre is 3%, of which 2% is recognized in revenue from intangible royalty assets and the remaining 1% is accounted for as financial royalty asset.
(2) We receive tiered profit sharing of 25% on quarterly profits less than $3.75 million, 35% on quarterly profits greater than $3.75 million but less than $7.5 million and 40% on quarterly profits greater than $7.5 million.

Operating Costs and Expense
FY 2025 vs. FY 2024

(Dollars in thousands)	2025	2024	Change	% Change
Cost of Captisol	$14,549	$11,074	$3,475	31%
Amortization of intangibles	32,708	32,959	(251)	(1)%
Research and development	81,182	21,425	59,757	279%
General and administrative	92,449	78,654	13,795	18%
Financial royalty assets impairment	6,197	30,572	(24,375)	(80)%
Fair value adjustment to partner program derivatives	—	15,055	(15,055)	(100)%
Total operating costs and expenses	$227,085	$189,739	$37,346	20%
Total operating costs and expenses for 2025 increased by $37.3 million or 20% compared with 2024. Cost of Captisol increased year over year in 2025 primarily due to an increase in sales of Captisol during 2025 compared to 2024. Amortization of intangibles remained relatively steady in 2025 at $32.7 million compared to $33.0 million in 2024, with the change due to the deconsolidation of LNHC, Inc. on July 1, 2025 in connection with the closing of the Pelthos Transaction.
At any one time, we are working on multiple programs. As such, we generally do not track our R&D expenses on a specific program basis. Our R&D expenses increased by $59.8 million in 2025 compared to 2024, with the increase primarily due to a $44.3 million research and development funding arrangement related to the D-Fi royalty rights acquired with the Castle Creek Investment transaction and a $17.8 million research and development funding arrangement related to the Orchestra transaction. Both transactions are discussed in Note 3, Investment Transactions.
General and administrative expenses increased by $13.8 million in 2025 compared to 2024, with the increase primarily due to transaction costs.
Financial royalty asset impairment decreased by $24.4 million in 2025 compared to 2024. The 2025 impairment of $6.2 million is primarily due to UGN-301 and other Agenus partner programs. The 2024 impairment of $30.6 million was primarily due to Takeda’s decision to discontinue the soticlestat program.
Fair value adjustment to partner program derivatives are not recognized in 2025 with the adoption of ASU 2025-07. Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for additional information on the ASU 2025-07 adoption. The $15.1 million gain recognized in 2024 was due to certain Agenus partners discontinuing development of their partnered programs.
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
Non-operating Income and Expenses
FY 2025 vs. FY 2024

(Dollars in thousands)	2025	2024	Change	% Change
Gain from short-term investments	$18,433	$75,024	$(56,591)	(75)%
Gain (loss) from change in fair value of equity method investments and other investments	90,670	(34,601)	$125,271	(362)%
Interest income	13,659	8,055	5,604	70%
Interest expense	(4,715)	(3,037)	(1,678)	55%
Other non-operating expense, net	(89)	(20,317)	20,228	(100)%
Total non-operating income (expense), net	$117,958	$25,124	$92,834	370%

The gain from short-term investments was $18.4 million in 2025 as compared to the gain from short-term investments of $75.0 million in 2024. The change is primarily driven by 1) sale of 0.7 million shares of Viking common stock in 2024 upon which we recognized a realized gain of $60.0 million in 2024, while we did not sell any shares of Viking common stock in 2025, and 2) $22.5 million unrealized gain on 2025 change in fair value of Palvella common stock that we received in December 2024. Also, in 2025, we recorded an unrealized loss on Viking common stock of $5.1 million as compared to an unrealized gain of $9.0 million in 2024. In addition, in 2024, we recorded a $7.1 million net gain on the arrangements we executed and exercised in 2024 to hedge against the fluctuation in Viking’s share price.
The gain from change in fair value of equity method investments and other investments was $90.7 million for 2025, attributable to the fair value changes of the shares of Pelthos common stock and Pelthos Series A convertible preferred stock that we acquired in connection with the Pelthos Transaction. For additional information, see Note 2, Pelthos Transaction. The loss from change in fair value of equity method investments and other investments was $34.6 million for 2024, attributable to the fair value adjustment of $25.8 million to Primrose Bio securities investment, the $5.8 million impairment to Primrose Bio equity method investment, and the $3.0 million impairment loss related to Neuritek warrants.
Interest income consists primarily of interest earned on our short-term investments. The increase over the prior year period was due to the increase in average investment balances in 2025 compared to 2024.
Interest expense consists primarily of 1) the 0.75% coupon cash interest expense in addition to the non-cash accretion of discount (including the amortization of debt issuance costs) on our 2030 Notes issued in August 2025, and 2) interest accrued related to a royalty and milestone payments purchase agreement entered into by Novan, Inc. in 2019, assumed by Ligand as part of the Novan acquisition in September 2023, and deconsolidated on July 1, 2025.
Other non-operating expense, net, primarily consists of mark-to-market adjustments on derivatives (other than Viking Share Collar and Put and the partner program derivatives), mark-to-market adjustments on CVRs and absorbed losses for equity method investment in Primrose Bio. Other non-operating expense, net, decreased by $20.2 million in 2025 compared to 2024, primarily due to an insignificant change in Agenus Warrant fair value in 2025 ($0.5 million increase) compared to $7.1 million decrease in 2024, no change in Agenus Upsize Option fair value in 2025 compared to $4.9 million decrease in 2024, and no losses absorbed losses from equity method investment in Primrose Bio in 2025 compared to $7.0 million losses absorbed in 2024.
Income tax benefit (expense)
FY 2025 vs. FY 2024

(Dollars in thousands)	2025	2024	Change	% Change
Income before income tax from continuing operations	$158,960	$2,518	$156,442	6,213%
Income tax expense	(34,507)	(6,550)	(27,957)	427%
Net income (loss) from continuing operations	$124,453	$(4,032)	$128,485	(3,187)%
Effective Tax Rate	22%	260%
Our effective tax rate for 2025 and 2024 was 22% and 260%, respectively. Our tax rate is affected by recurring items, such as the U.S. federal and state statutory tax rates and the relative amounts of income we earn in those jurisdictions, which we expect to be fairly consistent in the near term. It is also affected by discrete items that may occur in any given year, but are not consistent from year to year. In 2025, the variance from the US federal statutory rate of 21% was primarily attributable to increase in foreign includable income, non-deductible stock-based compensation and change in valuation allowance. In 2024, the variance from the U.S. federal statutory rate of 21% was primarily attributable to increase in foreign includable income and non-deductible stock based compensation.
2025
•Refer to Note 13, Income Taxes, for tax rate reconciliation.
2024
•$5.6 million (224.2%) increase from foreign includable income
•$3.9 million (155.6%) increase from Section 162(m) limitation
•$3.2 million (128.3%) decrease from foreign tax credit
•$1.6 million (65.0%) decrease from valuation allowance
•$1.1 million (44.3%) increase from foreign rate differential
•$0.8 million (33.0%) decrease from the foreign-derived intangible income deduction

•$0.6 million (23.9%) increase from the return to provision
•$0.2 million (9.1%) decrease from research & development tax credit
Liquidity and Capital Resources
At December 31, 2025, we had approximately $733.5 million in cash, cash equivalents, and short-term investments. Cash and cash equivalents and short-term investments increased by $477.4 million from last year, due to mark-to-market adjustments and factors described in the “Cash Flow Summary” below. Our primary source of liquidity, other than our holdings of cash, cash equivalents, and investments, has been cash flows from operations. Our ability to generate cash from operations provides us with the financial flexibility we need to meet operating, investing, and financing needs.
Historically, we have liquidated our short-term investments and/or issued debt and equity securities to finance our business needs as a supplement to cash provided by operating activities. Our short-term investments include U.S. government debt securities, shares of publicly traded companies, investment-grade corporate debt securities, commercial paper and certificates of deposit. We have established guidelines relative to diversification and maturities of our investments in order to provide both safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.
On August 14, 2025, we issued the 2030 Notes. The $460 million aggregate principal balance of the 2030 Notes includes the purchase of an additional $60 million aggregate principal amount of the 2030 Notes by the initial purchasers pursuant to the full exercise of their overallotment option. The net proceeds from the 2030 Notes offering were approximately $445.1 million, after deducting the initial purchasers’ discounts and commissions and the debt issuance costs incurred by Ligand. Refer to Note 9, Debt, for more information on the 2030 Notes.
On September 30, 2022, we entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Agent”), under which we were able to sell, from time to time, shares of our common stock having an aggregate offering price of up to $100 million in “at the market” offerings through the Agent (the “ATM Offering”). The shelf registration statement relating to such shares included a prospectus covering the offering, issuance and sale of up to $100 million of our common stock from time to time through the ATM Offering. As of the date hereof, the Shelf Registration statement is no longer effective and the ATM Offering has expired. During 2024, we issued 360,325 shares of common stock in the ATM Offering, generating net proceeds of $37.4 million, net of commissions and other transaction costs. During 2025, we did not issue any shares of common stock in the ATM Offering.
We are obligated to make payments under operating leases, including rental commitments on leases that have not yet commenced. For information on these obligations, see detail in “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 10, Leases.”
We also have commitments under our supply agreement with Hovione for Captisol purchases. The total purchase obligation as of December 31, 2025 was $25.4 million, of which $12.6 million is expected to be paid within a year and the remaining amount is expected to be paid between 1 to 3 years.
In April 2023, our Board approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50 million of our common stock from time to time through April 2026. We expect to acquire shares, if at all, primarily through open-market transactions in accordance with all applicable requirements of Rule 10b-18 of the Exchange Act. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. Authorization to repurchase $50 million of our common stock remained available as of December 31, 2025. See “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchase of Equity Securities.”

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
In connection with the offering of the 2030 Notes, on August 11, 2025, we entered into the second amendment to the Credit Agreement, to permit, among other things, certain cash settlement payments on the 2030 Notes, subject to customary conditions set forth therein. On September 12, 2025, we entered into the third amendment to the Credit Agreement to, among other things, extend the maturity date to September 12, 2028 and modify the minimum consolidated EBITDA (as defined in the Credit Agreement) covenant to require us to maintain not less than $55 million of consolidated EBITDA (as defined in the Credit Agreement) for the trailing four-quarter period ended September 30, 2025 and each trailing four-quarter period ending thereafter.
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
As of December 31, 2025, we had $124.4 million in available borrowing under the Revolving Credit Facility, after utilizing $0.6 million for letter of credit. The maturity date of the Revolving Credit Facility, as amended, is September 12, 2028. As of December 31, 2025, there were no events of default or violation of any covenants under the Revolving Credit Facility.
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
As of December 31, 2025, we had $3.2 million in fair value of contingent consideration liabilities related to our business combinations to be settled in future periods.
Cash Flow Summary

(Dollars in thousands)	2025	2024	2023
Net cash provided by (used in):
Operating activities	$49,359	$97,047	$49,577
Investing activities	$(377,322)	$(143,664)	$(11,682)
Financing activities	$428,223	$97,141	$(59,947)
In 2025, we generated cash from operations primarily from revenue and operating income which was partially offset by our investments in Castle Creek and Orchestra R&D funding arrangements, and cash operating expenses. We used cash in investing activities primarily for purchases of short-term and other investments, financial royalty assets, and derivative assets, as well as cash outflow on deconsolidation of LNHC, Inc., partially offset by cash proceeds from sale and maturity of short-term investments, and cash proceeds from financial royalty assets. We generated cash from financing activities primarily due to net proceeds from the issuance of the 2030 Notes and related transactions (i.e., purchase of hedge, issuance of warrants, and repurchase of shares), stock options exercises and ESPP, as well as proceeds from Pelthos investors bridge loans. Refer to Note 2, Pelthos Transaction, for more information on the Pelthos Transaction, and Note 9, Debt, for more information on the 2030 Notes.
In 2024, we generated cash from operations primarily from revenue and operating income. We used cash for investing activities primarily for the Apeiron Acquisition and Agenus Transaction. We generated cash from financing activities, primarily including net proceeds from the sales of shares of common stock in the ATM Offering, and net proceeds from stock options exercises and ESPP.

In 2023, we generated cash from operations primarily from revenue and operating income. We used cash for investing activities primarily for the purchases of financial royalty assets, the Novan acquisition and our investment in Primrose Bio, partially offset by cash from the sale and maturity of short-term investments including Viking shares. We used cash in financing activities primarily for the repayment of the remaining $76.9 million principal amount of the 2023 Notes upon maturity, partially offset by net proceeds from stock options exercises and ESPP.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We also have other key accounting policies, which involve the use of estimates, judgments, and assumptions that are significant to understanding our results. For additional information, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1, Basis of Presentation and Summary of Significant Accounting Policies.” Although we believe that our estimates, assumptions, and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.
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
Recent Accounting Pronouncements
For the summary of recent accounting pronouncements applicable to our consolidated financial statements, see “Item 8. Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements—Note 1, Basis of Presentation and Summary of Significant Accounting Policies.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk from interest rates and equity prices which could affect our results of operations, financial condition and cash flows. We manage our exposure to these market risks through our regular operating and financing activities.
Investment Portfolio Risk
At December 31, 2025, our investment portfolio included investments in available-for-sale securities of $558.6 million, including the investment in Viking common stock of $35.2 million. These securities are subject to market risk and may decline in value based on market conditions.
Credit Risk
We are exposed to credit risk through our counterparties, including risks associated with royalty assets, receivables, and financial instruments such as derivatives and available-for-sale debt securities. Most of our royalty assets and receivables come from contractual agreements that generate royalties based on sales of pharmaceutical products across the United States, Europe, and other regions. This risk is primarily mitigated by the broad range of marketers responsible for paying royalties and the geographic diversity of product sales. Our royalty portfolio includes products marketed by leading biopharmaceutical companies such as Amgen, Merck, Jazz, Recordati, and Sanofi. As of December 31, 2025, Recordati was the largest individual marketer and payor of our financial royalty assets, representing 54% of these assets.
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
Foreign Currency Risk
Through our licensing and business operations, we are exposed to foreign currency risk. Foreign currency exposures arise from transactions denominated in a currency other than the functional currency and from foreign denominated revenues and profit translated into U.S. dollars. As a result, our revenues from royalty payments are exposed to risks associated with fluctuations in foreign exchange rates. These currency fluctuations could cause our operating results to differ materially from expectations, potentially leading to substantial gains or losses from the remeasurement of company balances. While historically     we have primarily transacted with customers and vendors in U.S. dollars, as our international operations expand, our exposure to the effects of fluctuations in currency exchange rates increases. We expect to continue to expand the number of transactions with our customers that are denominated in foreign currencies in the future.
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

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Ligand Pharmaceuticals Incorporated
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Ligand Pharmaceuticals Incorporated (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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
At December 31, 2025, the Company’s finite-lived intangible assets totaled $225.4 million. As discussed in Note 1 to the consolidated financial statements, the Company reviews finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company did not identify indicators of impairment for its finite-lived intangibles at December 31, 2025.
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
As disclosed in Note 6 to the consolidated financial statements, the Company’s total financial royalty assets, net, were $219.7 million as of December 31, 2025. For the year ended December 31, 2025, the Company recognized income from financial royalty assets of $28.5 million. As explained in Notes 1 and 6 to the consolidated financial statements, the Company’s financial royalty assets are measured at amortized cost and income is recognized using the prospective effective interest method.
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

To test the income recognized, our audit procedures included, among others, evaluating the completeness and accuracy of the data used to develop the key assumptions identified above. For example, we tested the inputs to the model, principally comprising of historic product sales and estimates of nearer-term sales, by comparing to analyst reports or published sales information. We assessed the historical accuracy of management’s estimates by comparing expected cash flows to actual cash receipts. We also evaluated management’s expected future cash flows for the products underlying the royalties and performed a sensitivity analysis over the resulting forecasted product sales.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2016.
San Diego, California
February 27, 2026

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$174,927	$72,307
Short-term investments	558,594	183,858
Accounts receivable, net	59,601	38,376
Inventory	9,126	14,114
Short-term portion of financial royalty assets	22,792	10,025
Income taxes receivable	1,446	4,073
Other current assets	5,785	8,806
Total current assets	832,271	331,559

Intangible assets, net	225,438	266,648
Goodwill	101,541	105,250
Long-term portion of financial royalty assets, net	196,877	185,024
Noncurrent derivative assets	15,632	10,583
Equity method investments	46,500	—
Other investments	121,451	10,908
Deferred income taxes, net	8,345	72
Other assets	12,582	31,730
Total assets	$1,560,637	$941,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,238	$5,233
Accrued liabilities	31,453	27,906
Income tax payable	1,239	1,199
Current contingent liabilities	287	206
Current operating lease liabilities	1,095	1,266
Other current liabilities	135	1,302
Total current liabilities	37,447	37,112
Long-term deferred revenue	—	2,246
Long-term contingent liabilities	2,934	3,475
Long-term operating lease liabilities	4,204	5,815
2030 Convertible Senior Notes, net	446,192	—
Deferred income taxes, net	36,019	32,524
Other long-term liabilities	16,629	30,163
Total liabilities	543,425	111,335
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at December 31, 2025 and 2024	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 19,774 and 19,106 shares issued and outstanding at December 31, 2025 and 2024, respectively	20	20
Additional paid-in capital	400,649	337,377
Accumulated other comprehensive income (loss)	8,455	(5,942)
Retained earnings	608,088	498,984
Total stockholders’ equity	1,017,212	830,439
Total liabilities and stockholders’ equity	$1,560,637	$941,774

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue and income:
Revenue from intangible royalty assets	$132,534	$95,329	$83,910
Income from financial royalty assets	28,467	13,444	1,049
Royalties	161,001	108,773	84,959
Captisol	40,213	30,883	28,372
Contract revenue and income	66,873	27,477	17,983
Total revenue and income	268,087	167,133	131,314
Operating costs and expenses:
Cost of Captisol	14,549	11,074	10,512
Amortization of intangibles	32,708	32,959	33,654
Research and development	81,182	21,425	24,537
General and administrative	92,449	78,654	52,790
Financial royalty assets impairment	6,197	30,572	—
Fair value adjustments to partner program derivatives	—	15,055	—
Total operating costs and expenses	227,085	189,739	121,493
Gain on sale of Pelican	—	—	(2,121)
Operating income (loss) from continuing operations	41,002	(22,606)	11,942
Non-operating income and expenses:
Gain from short-term investments	18,433	75,024	46,365
Gain (loss) from change in fair value of equity method investments and other investments	90,670	(34,601)	—
Interest income	13,659	8,055	7,711
Interest expense	(4,715)	(3,037)	(656)
Other non-operating expense, net	(89)	(20,317)	(1,702)
Total non-operating income, net	117,958	25,124	51,718
Income before income tax from continuing operations	158,960	2,518	63,660
Income tax expense	(34,507)	(6,550)	(9,841)
Net income (loss) from continuing operations	124,453	(4,032)	53,819
Net loss from discontinued operations	—	—	(1,665)
Net income (loss):	$124,453	$(4,032)	$52,154

Basic net income (loss) from continuing operations per share	$6.44	$(0.22)	$3.11
Basic net loss from discontinued operations per share	$—	$—	$(0.10)
Basic net income (loss) per share	$6.44	$(0.22)	$3.02
Shares used in basic per share calculation	19,338	18,290	17,298

Diluted net income (loss) from continuing operations per share	$6.13	$(0.22)	$3.03
Diluted net loss from discontinued operations per share	$—	$—	$(0.09)
Diluted net income (loss) per share	$6.13	$(0.22)	$2.94
Shares used in diluted per share calculation	20,294	18,290	17,757
See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$124,453	$(4,032)	$52,154
Unrealized net gain on available-for-sale securities, net of tax	181	45	167
Foreign currency translation adjustment, net of tax	14,216	(5,170)	—
Comprehensive income (loss)	$138,850	$(9,157)	$52,321

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2022	16,951	$17	$147,590	$(984)	$450,862	$597,485
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	605	1	17,901	—	—	17,902
Share-based compensation	—	—	25,743	—	—	25,743
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	167	—	167
Final OmniAb Distribution	—	—	1,665	—	—	1,665
Final tax impact of OmniAb Distribution	—	—	5,797	—	—	5,797
Net income	—	—	—	—	52,154	52,154
Balance at December 31, 2023	17,556	18	198,696	(817)	503,016	700,913
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	1,190	2	60,452	—	—	60,454
Issuance of common stock, net of commissions and fees	360	—	37,140	—	—	37,140
Share-based compensation	—	—	41,089	—	—	41,089
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	45	—	45
Foreign currency translation adjustment, net of tax	—	—	—	(5,170)	—	(5,170)
Net loss	—	—	—	—	(4,032)	(4,032)
Balance at December 31, 2024	19,106	20	337,377	(5,942)	498,984	830,439
ASU 2025-07 adoption: impact as of January 1, 2025 (Note 1)	—	—	—	—	(349)	(349)
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	770	—	37,902	—	—	37,902
Share repurchase in connection to the 2030 Notes (Note 9)	(102)	—	—	—	(15,000)	(15,000)
2030 Notes hedge and warrant transactions, net of tax (Note 9)	—	—	(21,479)	—	—	(21,479)
Share-based compensation	—	—	46,849	—	—	46,849
Unrealized net gain on available-for-sale securities, net of tax	—	—	—	181	—	181
Foreign currency translation adjustment, net of tax	—	—	—	14,216	—	14,216
Net income	—	—	—	—	124,453	124,453
Balance at December 31, 2025	19,774	$20	$400,649	$8,455	$608,088	$1,017,212

See accompanying notes to these consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$124,453	$(4,032)	$52,154
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of Pelican	—	—	(2,121)
Change in estimated fair value of contingent liabilities	860	683	(265)
Depreciation of fixed assets and amortization of intangible assets	33,775	35,239	36,521
Gain from short-term investments	(18,433)	(67,901)	(46,365)
(Gain) loss from change in fair value of equity method investments and other investments	(90,670)	34,601	—
Loss from equity method investment in Primrose Bio	—	7,008	1,829
Gain on Pelthos Transaction	(53,072)	—	—
Accretion of premium on short-term investments, net	(4,958)	(1,331)	(1,318)
Amortization of debt discount and issuance fees	1,273	486	240
Loss (gain) on derivative instruments	(1,022)	20,010	(250)
Non-cash income from financial royalty assets	(8,620)	(5,467)	(878)
CECL adjustment to financial royalty assets	(922)	(4,315)	3,595
Impairment loss of financial royalty assets	6,197	30,572	924
Lease amortization expense	1,942	2,126	1,735
Share-based compensation	46,849	41,089	25,743
Deferred income taxes, net	22,684	(15,800)	11,696
Other	1,688	4,723	739
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(21,737)	(6,459)	(2,601)
Inventory	4,988	9,619	(10,870)
Other economic rights	—	—	(5,000)
Accounts payable and accrued liabilities	5,882	13,903	(4,704)
Income taxes receivable and payable	2,667	2,310	(1,781)
Deferred revenue	(578)	(1,308)	419
Other assets and liabilities	(3,887)	1,291	(9,865)
Net cash provided by operating activities	49,359	97,047	49,577

Cash flows from investing activities:
Acquisition of financial royalty assets	(10,862)	(17,819)	(50,328)
Acquisition of royalty receivables	(813)	—	—
Proceeds from financial royalty assets	10,261	7,429	418
Purchases of derivatives	(13,792)	—	—
Purchases of property and equipment	(452)	(1,821)	(3,521)
Purchases of short-term investments	(726,713)	(226,384)	(126,764)
Proceeds from sale of short-term investments	159,584	229,367	148,765
Proceeds from maturity of short-term investments	217,700	33,131	45,402
Cash outflow on deconsolidation of LNHC, Inc.	(8,085)	—	—
Cash paid for investment in Primrose Bio	—	(998)	(15,249)
Cash paid for other investments	(3,847)	(2,500)	—

Cash paid for Novan acquisition, net of restricted cash received	—	—	(10,405)
Cash paid for the Agenus Transaction	—	(75,000)	—
Cash paid for Apeiron Acquisition, net of cash received	—	(91,996)	—
Cash paid for InvIOs investment	(303)	(4,196)	—
Net proceeds from Viking Share Collar and Viking Share Put	—	7,123	—
Net cash used in investing activities	(377,322)	(143,664)	(11,682)

Cash flows from financing activities:
Gross proceeds from issuance of 2030 Convertible Senior Notes	460,000	—	—
Debt discount and payment of debt issuance cost	(15,528)	(426)	(949)
Purchase of 2030 Convertible Senior Notes hedge	(113,250)	—	—
Proceeds from issuance of warrants	67,390	—	—
Repurchase of common stock	(15,000)	—	—
Proceeds from common stock issuance, net of commissions and fees	—	37,140	—
Repayment of 2023 Notes at maturity	—	—	(76,854)
Payments under finance lease obligations	(27)	(25)	(45)
Payments to CVR holders	(174)	—	—
Net proceeds from stock option exercises and ESPP	47,501	65,588	22,448
Taxes paid related to net share settlement of equity awards	(9,599)	(5,136)	(4,547)
Proceeds from Pelthos investors bridge loans	6,910	—	—
Net cash provided by (used) in financing activities	428,223	97,141	(59,947)
Effect of exchange rate changes on cash and cash equivalents	2,360	(1,171)	—
Net increase (decrease) in cash and cash equivalents	102,620	49,353	(22,052)
Cash and cash equivalents at beginning of year	72,307	22,954	45,006
Cash and cash equivalents at end of year	$174,927	$72,307	$22,954

Supplemental disclosure of cash flow information
Interest paid	$321	$263	$288
Taxes paid	$7,802	$19,206	$8,770
Acquisitions:
Fair value of tangible assets acquired, net of cash and restricted cash received	$—	$8,965	$17,887
Goodwill	—	—	3,709
Intangible assets	—	—	10,700
Financial royalty assets	—	106,156	—
Liabilities assumed	—	(23,125)	(21,891)
Net cash paid for acquisitions	$—	$91,996	$10,405

Supplemental schedule of non-cash investing and financing activities:
Pelthos shares received in exchange for LNHC, Inc. business	$44,092	$—	$—
Pelthos shares received for Ligand bridge loan cancellation	$12,732	$—	$—
Accrued Primrose transaction costs	$—	$—	$998
Addition of right-of-use assets and lease liabilities	$2,315	$1,769	$—
Accrued royalty from financial royalty assets	$—	$—	$52
Accrued purchases of financial royalty assets	$—	$—	$347
Accrued debt issuance costs	$—	$42	$41
Accrued fixed asset purchases	$215	$71	$—
Unrealized gain (loss) on available-for-sale investments, net of tax	$181	$45	$167
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
The information on significant segment expenses that are regularly provided to the CODM, and other segment items included within the reported segment profit or loss measure, is presented in a table below:

	Year ended December 31,
	2025	2024	2023
Total revenue and income	$268,087	$167,133	$131,314
Share-based compensation	(46,849)	(41,089)	(25,743)
Other segment items:
Amortization of intangibles	(32,708)	(32,959)	(33,654)
Depreciation of property and equipment	(991)	(2,300)	(2,905)
Interest income	13,659	8,055	7,711
Interest expense	(4,715)	(3,037)	(656)
Other *	(72,030)	(99,835)	(22,248)
Net income (loss) from continuing operations	$124,453	$(4,032)	$53,819
* Other items for the years ended December 31, 2025, 2024, and 2023, include the amount of other general, administrative, research and development expenses of $125.8 million, $56.7 million, and $48.7 million (net of share-based compensation and depreciation expenses), respectively, and additional income and expense items that are presented in consolidated statements of operations such as financial royalty assets impairment, fair value adjustments to partner program derivatives, cost of Captisol and other non-operating income and expenses.
Reclassification
Certain reclassifications have been made to the previously issued audited consolidated financial statements to conform with the current period presentation. Specifically, within the consolidated balance sheet as of December 31, 2024, a portion of other current assets has been reclassified to short-term portion of financial royalty assets, and prepaid expenses have been combined within other current assets. Also, property and equipment and lease right-of-use assets have been combined within other assets.
In addition, within the consolidated statement of operations for the year ended December 31, 2024, a portion of other non-operating expense, net, has been reclassified to gain (loss) from change in fair value of equity method investments and other investments.

Within the consolidated statement of cash flows for the year ended December 31, 2024, a portion of losses from equity method investment in Primrose Bio, a portion of other, and fair value adjustment to Primrose Bio securities investments have been reclassified to (gain) loss from change in fair value of equity-method investments and other investments.
Discontinued operations
The Company determined that the spin-off of the OmniAb Business in November 2022 in connection with the OmniAb Transactions met the criteria for classification as a discontinued operation in accordance with ASC Subtopic 205-20, Discontinued Operations (“ASC 205-20”). We recognized a $1.7 million tax provision adjustment related to deferred taxes in the first quarter of 2023 that was attributable to the discontinued operations.
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
Concentrations of Business Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash equivalents and investments. We invest excess cash principally in United States government debt securities, investment grade corporate debt securities, commercial paper and certificates of deposit. We maintain some cash and cash equivalents balances with financial institutions that are in excess of the Federal Deposit Insurance Corporation insurance limits. We have established guidelines relative to diversification and maturities that maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.
Revenue and income from significant partners, which is defined as 10% or more of our total revenue and income, were as follows:

	Year ended December 31,
	2025	2024	2023
Partner A	22%	23%	33%
Partner B	17%	12%	20%
Partner C	12%	<10%	10%
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
Short-term Investments
Short-term investments primarily consist of investments in debt and equity securities. We classify our short-term investments as “available-for-sale”. Such investments are carried at fair value, with unrealized gains and losses on debt securities included in the statements of comprehensive income (loss), net of tax, and unrealized gains and losses on equity securities included in the consolidated statements of operations. We determine the cost of investments based on the specific identification method. We determine the realized gains or losses on the sale of available-for-sale securities using the specific identification method and include net realized gains and losses as a component of non-operating income and expenses within the consolidated statements of operations.
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
Equity securities consist of investments in companies that have completed initial public offerings (marketable equity securities). Our marketable equity securities are measured at fair value.
For additional information, see Note 7, Balance Sheet Account Details.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable primarily relate to (1) royalty revenue from intangible royalty assets on sales by our partners of products covered by patents that we or our partners own under contractual agreements, (2) any contractual license fees, technical, regulatory and sales-based milestones related to such products, and (3) Captisol material sales.
Our partners generally report sales information to us on a one quarter lag. Thus, we estimate the expected royalty and proceeds based on an analysis of historical experience and interim data provided by our partners including their publicly announced sales. Differences between actual and estimated royalty revenues, which have not been material, are adjusted in the period in which they become known, typically the following quarter.
We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. During the years ended December 31, 2025, 2024 and 2023, we considered the current and expected future economic and market conditions and concluded an increase of $0.4 million, a decrease of $0.2 million, and an increase of $0.3 million in the aggregate of general and specific allowance for credit losses, respectively.
Inventory
Inventory, which consists of finished goods (Captisol), is stated at the lower of cost or net realizable value. We determine cost using the specific identification method. We analyze our inventory levels periodically and write down inventory to net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. During the years ended December 31, 2025, 2024 and 2023, we recorded an obsolete inventory charge of $0.0 million, $0.2 million and $0.2 million, respectively. In addition to finished goods, as of December 31, 2025 and 2024, inventory included prepayments of $2.1 million and $3.1 million, respectively, to our supplier for Captisol.
Goodwill and Intangible Assets
Goodwill, which has an indefinite useful life, represents the excess of cost over fair value of net assets acquired. Goodwill is reviewed for impairment at the reporting unit level at least annually during the fourth quarter, or more frequently if an event occurs indicating the potential for impairment. During the goodwill impairment review, we assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount, including goodwill. The qualitative factors include, but are not limited to, macroeconomic conditions, industry and market considerations, and the overall financial performance. If, after assessing the totality of these qualitative factors, we determine that it is not more likely than not that the fair value of our reporting unit is less than the carrying amount, then no additional assessment is deemed necessary. Otherwise, we proceed to perform the quantitative assessment. We will then evaluate goodwill for impairment by comparing the estimated fair value of the reporting unit to its carrying value, including the associated goodwill. To determine the fair value, we generally use a combination of market approach based on Ligand and comparable publicly traded companies in similar lines of businesses and the income approach based on estimated discounted future cash flows. Our cash flow assumptions consider historical and forecasted revenue, operating costs and other relevant factors. We may also elect to bypass the qualitative assessment in a period and elect to proceed to perform the quantitative assessment for the goodwill impairment test. We performed the annual assessment for goodwill impairment at the reporting unit level during the fourth quarter of 2025, noting no impairment.
Our identifiable intangible assets are typically composed of acquired core technologies, licensed technologies, contractual relationships, customer relationships and trade names. The cost of identifiable intangible assets with finite lives is generally amortized on a straight-line basis over the assets’ respective estimated useful lives. We regularly perform reviews to determine if any event has occurred that may indicate that intangible assets with finite useful lives are potentially impaired. If indicators of impairment exist, an impairment test is performed to assess the recoverability of the affected assets by determining whether the carrying amount of such assets exceeds the undiscounted expected future cash flows. If the affected assets are not recoverable, we estimate the fair value of the assets and record an impairment loss if the carrying value of the assets exceeds the fair value. Factors that may indicate potential impairment include market conditions, industry and economic trends, changes in regulations, clinical success, historical and forecasted financial results, market capitalization, significant changes in the ability of a particular asset to generate positive cash flows, and the pattern of utilization of a particular asset. We did not identify any indicators of impairment for the finite-lived intangibles at December 31, 2025.
For additional information, see Note 7, Balance Sheet Account Details.
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
The effective interest rate is calculated by forecasting the expected cash flows to be received over the life of the asset relative to the initial invested amount. The effective interest rate is recalculated in each reporting period as the difference between expected cash flows and as actual cash flows are realized and as there are changes to expected future cash flows.
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
The short-term portion of financial royalty assets represents an estimation for current quarter royalty receipts which are normally collected during the subsequent quarter, and, as applicable, also includes previous periods royalty receipts that haven't yet been collected.
For additional information, see Note 6, Financial Royalty Assets, net.
Derivative Assets
As of December 31, 2025, all our derivative assets are warrants and options which are not used for risk management purposes. For additional information, see Note 3, Investment Transactions.
As a result of our early adoption of ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-07”), certain assets previously accounted for as derivatives have been qualified for a new derivative scope exception introduced by ASU 2025-07, and are now accounted for as financial royalty assets with January 1, 2025 being the effective date of ASU 2025-07 adoption. Such assets include (1) our rights in future milestone and royalty payments from Agenus Partnered Programs (as defined in Note 3, Investment Transactions), (2) rights to receive from Primrose Bio 50% of milestone payments on two contracts previously entered into by Primordial Genetics (“Primrose mRNA”), and (3) Castle Creek Milestone (as defined in Note 3, Investment Transactions).
In May 2024, we entered into a collar arrangement to hedge against the fluctuation risk in Viking’s share price (the “Viking Share Collar”). However, because the Viking stock investment is remeasured at fair value through earnings under ASC 321, the Viking Share Collar is not eligible for hedge accounting, but is considered as an economic hedge. The Viking Share Collar was fully exercised in October 2024. In the fourth quarter of 2024, we entered into a put arrangement to hedge against the fluctuation risk in Viking’s share price (the “Viking Share Put”) which expired within the same quarter.
All derivatives are measured at fair value on the consolidated balance sheets. For additional information, see Note 7, Balance Sheet Account Details and Note 8, Fair Value Measurements.
Equity Method Investments
The Company accounts for investments in entities over which it has significant influence (generally defined as ownership interest of 20% or more) using the equity method of accounting. Under this method, the investment is initially recorded at cost and subsequently adjusted for the Company’s share of the investee’s earnings or losses and any dividends received, unless the fair value option under ASC 825-10 is elected. Such selection is made on an instrument-by-instrument basis and is irrevocable.
Equity method investments the Company elected a fair value option for are measured at fair value with changes in fair value recognized in earnings each reporting period and presented in gain (loss) from change in fair value of equity method investments and other investments in our consolidated statements of operations. The Company elected the fair value option for the equity method investment in Pelthos. The election was made to simplify the accounting and reporting process, as Pelthos is a publicly traded entity with readily available market price.

Equity method investments the Company did not elect a fair value option for are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any impairment of equity method investments is presented in gain (loss) from change in fair value of equity method investments and other investments in our consolidated statements of operations. Our equity method investments are reviewed for indicators of impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other-than-temporary. The Company did not elect a fair value option for the equity method investment in Primrose Bio.
Other Investments
Other investments represent our investments in equity securities of third parties in which we do not have control or significant influence. Our equity securities investments that do not have a readily determinable or estimable fair value are measured using the measurement alternative in accordance with ASC 321, which is cost less impairment, if any, and adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The amount of such impairment or adjustment recognized during the period is presented in gain (loss) from change in fair value of equity method investments and other investments in our consolidated statements of operations. The change in fair value for other investments (including those due to impairment) recognized during the period is presented in gain (loss) from change in fair value of equity method investments and other investments in our consolidated statements of operations.
Contingent Liabilities
In connection with the acquisition of CyDex in January 2011, we recorded a contingent liability for amounts probable to be due to holders of the CyDex CVRs and former license holders. The liability is periodically assessed based on events and circumstances related to the underlying milestones, royalties and material sales.
In connection with the acquisition of Metabasis in January 2010, we issued Metabasis stockholders four tradable CVRs for each Metabasis share. The fair values of the CVRs are remeasured at each reporting date through the term of the related agreement.
Any change in fair value is recorded in other non-operating expense, net, in our consolidated statements of operations. For additional information, see Note 7, Balance Sheet Account Details and Note 8, Fair Value Measurements.
Deferred Revenue
Depending on the terms of the arrangement, we may also defer a portion of the consideration received if we have to satisfy a future obligation. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Except for royalty revenue and certain service revenue, we generally receive payment at the point we satisfy our obligation or soon after. Therefore, we do not generally carry a contract asset balance. Any fees billed in advance of being earned are recorded as deferred revenue. During the year ended December 31, 2025, the amount recognized as revenue that was previously deferred at December 31, 2024 was $0.6 million. During the year ended December 31, 2024, the amount recognized as revenue that was previously deferred at December 31, 2023 was $1.3 million.
Revenue and Income
Our revenue and income is generated primarily from royalties on sales of products commercialized by our partners, Captisol material sales, income from financial royalty assets, contract revenue for license fees, technical, regulatory and sales-based milestone payments, and other income resulting from other royalty transactions.
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
Income
Operating income includes milestone and royalty income received from other royalty transactions and transactions involving our intellectual property including, R&D funding arrangements, dispositions and the related contingent consideration.
Income for the year ended December 31, 2025 is primarily related to the $53.1 million income from the disposition of Ligand’s wholly owned subsidiary, LNHC, Inc. in connection with the Pelthos Transaction (as defined below). For additional information on the Pelthos Transaction, see Note 2, Pelthos Transaction.

Disaggregation of Revenue and Income
The following table represents disaggregation of royalties for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year ended December 31,
	2025	2024	2023
Royalties
Kyprolis	$35,534	$38,377	$35,640
Filspari	31,971	12,179	2,655
Rylaze	13,350	13,743	13,520
Capvaxive	10,059	626	—
Ohtuvayre	9,760	833	—
Teriparatide injection	8,148	8,221	11,061
Vaxneuvance	7,403	5,184	4,062
Evomela	5,943	8,680	10,212
Other	10,366	7,486	6,760
Revenue from intangible royalty assets	132,534	95,329	83,910
Qarziba	23,739	11,120	—
Other	4,728	2,324	1,049
Income from financial royalty assets	28,467	13,444	1,049
Total royalties	$161,001	$108,773	$84,959
The following table represents disaggregation of Captisol and contract revenue and income for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year ended December 31,
	2025	2024	2023
Captisol	$40,213	$30,883	$28,372

Contract revenue and income
Income from Pelthos Transaction	$53,072	$—	$—
Contract revenue	6,813	25,533	17,983
Income	6,988	1,944	—
Total contract revenue and income	$66,873	$27,477	$17,983
Research and Development Expenses
Research and development expense consists of labor, material, equipment, and allocated facilities costs of our scientific staff who are working pursuant to our collaborative agreements and other research and development projects. Also included in research and development expenses are third-party costs incurred for our research programs including in-licensing costs, contract research organization (“CRO”) costs and costs incurred by other research and development service vendors. We expense these costs as they are incurred. When we make payments for research and development services prior to the services being rendered, we record those amounts as prepaid assets on our consolidated balance sheets and we expense them as the services are provided.
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

Royalties earned on successfully commercialized products generated from R&D arrangements are recognized as revenue from intangible royalty assets in the same period in which the sale of the commercialized product occurs. Fixed or milestone payments receivable based on the achievement of contractual criteria for products arising out of our R&D arrangements are recognized as contract revenue and income in the period that the milestone threshold is met.
Share-Based Compensation
We incur share-based compensation expense related to restricted stock, ESPP, and stock options.
Restricted stock unit (“RSU”) and performance stock unit (“PSU”) are all considered restricted stock. The fair value of restricted stock is determined by the closing market price of our common stock on the date of grant. We recognize share-based compensation expense based on the fair value on a straight-line basis over the requisite service periods of the awards, taking into consideration of forfeitures as they occur. PSU generally represents a right to receive a certain number of shares of common stock based on the achievement of corporate performance goals and continued employment during the vesting period. At each reporting period, we reassess the probability of the achievement of such corporate performance goals and any expense change resulting from an adjustment in the estimated shares to be released are treated as a cumulative catch-up in the period of adjustment. A limited number of PSUs contain a market condition dependent upon the Company’s relative and absolute total stockholder return over a three-year period, with a range of 0% to 200% of the target amount granted to be issued under the award. Share-based compensation expense for these PSUs is measured using the Monte-Carlo simulation valuation model and is not adjusted for the achievement, or lack thereof, of the market conditions.
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
We grant options, RSUs and PSUs to employees and non-employee directors. Non-employee directors are accounted for as employees. Options and RSUs granted to certain non-employee directors typically vest one year from the date of grant. Options granted to employees typically vest 1/8 on the six-month anniversary of the date of grant, and 1/48 each month thereafter for forty-two months. RSUs and PSUs granted to employees vest over three years. All option awards generally expire ten years from the date of grant.
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
Potentially dilutive common shares consist of shares issuable under the 2030 Notes, warrants in connection with the 2030 Notes, the 2023 Notes, stock options and restricted stock. The 2030 Notes are considered to be Instrument C where, upon conversion, the Company must satisfy the accreted value of the debt instrument in cash and may choose to satisfy the conversion spread in cash, shares, or a combination of cash and shares. The dilutive effect of Instrument C is limited to the conversion premium, which is reflected in the calculation of diluted earnings per share as if it were a freestanding written call option on the issuer’s shares. The warrants will have a dilutive effect to the extent the market price per share of common stock exceeds the applicable exercise price of the warrants.
We paid off the 2023 Notes in May 2023, but they had a dilutive impact during the year ended December 31, 2023 because the average market price of our common stock exceeded the maximum conversion price. It was our intent and policy to settle conversions through combination settlement, which essentially involves payment in cash equal to the principal portion and delivery of shares of common stock for the excess of the conversion value over the principal portion.
Potentially dilutive common shares from stock options and restricted stock are determined using the average share price for each period under the treasury stock method. In addition, the following amounts are assumed to be used to repurchase shares: proceeds from exercise of stock options and the average amount of unrecognized compensation expense for stock options and restricted stock. In loss periods, basic net loss per share and diluted net loss per share are identical since the effect of otherwise dilutive potential common shares is anti-dilutive and therefore excluded. For additional information, see Note 11, Stockholders’ Equity.
In accordance with ASC 260, Earnings per Share, if a company had a discontinuing operation, the company uses income from continuing operations, adjusted for preferred dividends and similar adjustments, as its control number to determine whether potential common shares are dilutive. The following table presents the calculation of weighted average shares used to calculate basic and diluted net income (loss) per share (in thousands):

	Year Ended December 31,
	2025	2024	2023
Weighted average shares outstanding:	19,338	18,290	17,298
Dilutive potential common shares:
Restricted stock	311	—	85
Stock options	645	—	255
2023 Convertible Senior Notes	—	—	119
Shares used to compute diluted income per share	20,294	18,290	17,757
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	3,194	1,530	4,357
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
Accounting Standards Updates, Recently Adopted
In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606). The update provides a derivative scope refinement and scope clarification for share-based noncash consideration from a customer in a revenue contract. Adoption of the amendment allows for either the prospective or modified retrospective application and is effective for annual periods beginning after December 15, 2026, with early adoption permitted.
We early adopted this standard using the modified retrospective method for the derivative scope refinement with the effective date of January 1, 2025, and the adoption has some impact on our financial condition and results of operations. The key change of this update applicable for Ligand is related to additional derivative scope exception for contracts with underlyings based on obtaining regulatory approval or achieving a product development milestone. The assessment of our derivatives existing before the adoption date concluded that the Agenus Partnered Programs and the Primrose mRNA derivative assets met the scope exception of this amendment. Such assets were derecognized from derivative assets and recognized within the financial royalty assets, net, starting from January 1, 2025. A carrying value of such financial royalty assets was determined as unamortized cost basis less impairment recognized for certain Agenus Partnered Programs as of January 1, 2025. The Castle Creek milestone derivative acquired in February 2025 also met the scope exception of ASU 2025-07 and is now included in the balance of financial royalty assets, net, in the amount of its purchase price on the acquisition date. Refer to Note 3, Investment Transactions and Note 6, Financial Royalty Assets, net, for more information on these derivatives.
Financial royalty assets are assessed periodically for current expected credit losses (“CECL”). The CECL assessment on the derivatives reclassified to financial royalty assets acquired before the adoption date were recorded to retained earnings. The CECL adjustments made to financial royalty assets after the adoption date were recorded to general and administration in the consolidated statement of operations for the year ended December 31, 2025.
The scope clarification for share-based noncash consideration from a customer in a revenue contract is not applicable to us as we have not received any noncash consideration from our customers related to revenue contracts. Thus, we adopted this update effective on September 30, 2025 on a prospective method.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We adopted this ASU prospectively in our Annual Report on the Form 10-K for the year ended December 31, 2025 and it impacted only our disclosures, with no impacts to our financial condition or results of operations. For additional information, see Note 13, Income Taxes.
Accounting Standards Not Yet Adopted
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
2. Pelthos Transaction
In July 2025, we closed our definitive merger agreement to combine Ligand’s wholly owned subsidiary LNHC, Inc., the holding company for the Pelthos Therapeutics business, with CHRO Merger Sub Inc., a wholly owned subsidiary of Channel Therapeutics Corporation (“Channel”). Upon the effectiveness of the merger LNHC, Inc. became a wholly owned subsidiary of Channel, and Channel changed its name to “Pelthos Therapeutics Inc.” (“Pelthos”) and began trading on the NYSE American exchange under the ticker PTHS. We received shares of Pelthos’ common stock in connection with the merger. The merger was supported by approximately $50 million in equity private placement capital raised from a group of strategic investors (including Ligand) led by Murchinson Ltd. (“Investor Group”).
Ligand invested $18 million and the other members of the Investor Group invested $32 million in Pelthos in exchange for shares of Pelthos’ Series A convertible preferred stock. Out of the $18.0 million invested by Ligand, $12.7 million was invested by us prior to the closing of the Pelthos Transaction in the form of an intercompany loan. In connection with the closing of the Pelthos Transaction this intercompany loan was cancelled, and we contributed the remaining balance of $5.3 million to Pelthos. The transactions described herein are collectively referred to as the “Pelthos Transaction”). As of December 31, 2025, we own approximately 48% of Pelthos’ outstanding shares of common stock, and approximately 60% of Pelthos outstanding shares of Series A convertible preferred stock. Our ownership interest of Pelthos’ common stock is capped at 49.9% pursuant to the terms of the definitive agreements for the Pelthos Transaction.
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
As LNHC, Inc. has the input, process and output elements defined in ASC 805, Business Combinations, we concluded the sale qualifies as a sale of business, and as such, as of July 1, 2025, we derecognized all assets and liabilities of LNHC, Inc and did not include its operations for the third quarter of 2025 in our consolidated statement of operations for the year ended December 31, 2025. Pelthos is considered a related party to Ligand due to Ligand’s significant equity interest and ongoing contractual arrangements, although Ligand does not control Pelthos and is not the primary beneficiary under ASC 810.
Ligand received shares of Pelthos common stock and Series A convertible preferred stock in connection with the Pelthos Transaction. We assessed Ligand’s consolidation requirements for these investments under ASC 810, Consolidation, and concluded that Ligand is not required to consolidate Pelthos.
We recorded Pelthos Series A convertible preferred shares and Pelthos common shares in other investments and equity method investments, respectively, within our consolidated balance sheet, and elected to subsequently measure them using the fair value option, with the change in fair value for these investments being recorded to gain (loss) from change in fair value of equity method investments and other investments in our consolidated statements of operations. Ligand was restricted from engaging in any transactions involving Pelthos common stock during the lock‑out period between July 1, 2025 and December 31, 2025.

	Pelthos Series A convertible preferred shares	Pelthos common shares	Total
Fair value on July 1, 2025	$43,192	$18,900	$62,092
Change in fair value	63,070	27,600	90,670
Fair value on December 31, 2025	$106,262	$46,500	$152,762
As a result of the Pelthos Transaction, on July 1, 2025, Ligand recognized income in the amount of $53.1 million which was recorded to contract revenue and income in our consolidated statement of operations for the year ended December 31, 2025. The amount of income from Pelthos Transaction represents the excess of the fair value of 1) our investment in Pelthos Series A convertible preferred shares and Pelthos common shares ($62.1 million in total); 2) the carrying amount of LNHC, Inc. assets and liabilities as of July 1, 2025, the date of sale; and 3) $5.3 million cash consideration paid to Pelthos. For the year ended December 31, 2025, Ligand recognized $4.6 million transaction cost related to Pelthos Transaction which are recorded in general and administrative expenses on our consolidated statement of operations.
Net assets sold, and cash consideration paid were as follows (in thousands):

July 1, 2025
Cash and cash equivalents	$2,817
Accounts receivable, net	48
Other current assets	7,910
Property and equipment, net	11,091
Intangible assets, net	8,501
Goodwill	3,709
Operating lease right-of-use assets	3,625
Other assets	4,812
Accounts payable	(993)
Accrued liabilities	(3,894)
Deferred revenue	(2,835)
Operating lease liabilities	(3,566)
Short-term bridge loans	(6,963)
Deferred income taxes, net	(3,069)
Other long-term liabilities	(17,441)
Net assets sold	3,752
Cash consideration paid	5,268
Net assets sold and cash consideration paid	$9,020

Fair value of the consideration received included the following (in thousands):

Equity method investment (common shares)	$18,900
Other investment (Series A convertible preferred shares)	43,192
Total consideration received	62,092
Net assets sold and cash consideration paid	9,020
Gain from Pelthos Transaction	$53,072
On July 10, 2025, Pelthos commercially launched Zelsuvmi. Ligand earned a $5 million milestone payment from Pelthos following the commercial launch of Zelsuvmi which was recorded in contract revenue and income in our consolidated statement of operations for the year ended December 31, 2025. We are also entitled to a 13% royalty on worldwide sales of Zelsuvmi, excluding Japan, and up to an additional $5 million in commercial sales milestones.
3. Investment Transactions
LeonaBio (formerly known as Athira Pharma) Transaction: Q4 2025
On December 18, 2025, we invested $1 million to acquire common stock, Series A and Series B common warrants of LeonaBio. We accounted for the common stock as equity securities under ASC 321, Investments - Equity Securities, and will mark it to fair value at each subsequent reporting period, because we do not have a significant influence over the investee and LeonaBio is a publicly traded company. We accounted for the Series A and B common warrants (LeonaBio Warrants) as derivative assets under ASC 815, Derivatives and Hedging, recognizing them at fair value as of the transaction date and marking to fair value at each subsequent reporting period. The LeonaBio Warrants are presented in noncurrent derivative assets line in our consolidated balance sheet. Out of the $1.0 million LeonaBio transaction price, $0.7 million was assigned to the common stock, $0.1 million was assigned to the Series A warrants, and $0.2 million was assigned to the Series B warrants.
Pelthos Convertible Notes Transaction: Q4 2025
On November 6, 2025, Ligand and other investors, for an aggregate purchase price of $18 million ($9 million of which was paid by Ligand), obtained on a proportional basis: (a) Pelthos private convertible notes (“Pelthos Convertible Notes”), (b) low single-digit royalty rights on U.S. net sales of Pelthos’ Xepi (“Xepi rights”), and (c) milestone rights, and low single-digit royalty rights on Zelsuvmi net sales in Japan by Sato Pharmaceuticals Co, Ltd., if Zelsuvmi is approved in Japan (“Sato rights”).
The Pelthos Convertible Notes has a principal amount of $18 million (to all investors) and is secured obligations of Pelthos and bears interest at a rate of 8.5% per annum, payable quarterly in arrears or capitalized and payable at maturity (at Pelthos discretion). The Pelthos Notes will mature on November 6, 2027, unless earlier repurchased, redeemed or converted into shares of Pelthos common stock in accordance with their terms at conversion price of $29.73. Ligand’s ownership interest of Pelthos’ common stock is capped at 49.9%.
We identified four units of account related to this transaction, (1) host debt, (2) embedded conversion option, (3) Xepi rights, and (4) Sato rights. Out of the $9 million Pelthos convertible notes transaction price and the $0.3 million transaction costs recognized as of the transaction closing date, $4.8 million was assigned to the embedded conversion option at its fair value as of the transaction date, and the remaining amount was assigned between the host debt ($3.8 million), Xepi rights ($0.5 million), and Sato rights ($0.2 million) based on their relative fair value.
The bifurcated embedded conversion option is accounted for as a derivative asset under ASC 815, Derivatives and Hedging, recognizing it at fair value as of the transaction date and marking it to fair value at each subsequent reporting period. The fair value of the embedded conversion option is determined using a Black-Scholes model with the following assumptions as of November 6, 2025, and December 31, 2025, respectively: expected term of 2.0 years and 1.9 years, volatility of 60.0% (as of both dates), risk-free rate of 3.6% and 3.5%, and Pelthos stock price of $37.00 and $31.00. We recognized a mark-to-market loss of $1.4 million for the stub period between November 6, 2025 and December 31, 2025.
We accounted for the convertible note as a receivable under ASC 310, Receivables, and is included in other investments in our consolidated balance sheet. For the period from November 6, 2025, to December 31, 2025, we recognized $0.1 million of coupon interest earned (which was capitalized into principal amount at Pelthos’ decision), and $0.2 million of debt discount amortization. We accounted for the Xepi and Sato rights as financial royalty assets (loan receivables) under ASC 310, Receivables, and they are currently put under the non-accrual method as management cannot reliably estimate future cash flows from these programs.

Arecor Transaction: Q3 2025
On September 24, 2025, we invested $7 million to purchase economic rights from Arecor Limited (“Arecor”), with an additional $1 million in deferred consideration payable in two equal parts at the six- and twelve-month anniversaries of the transaction closing date. The transaction was accounted for as an asset acquisition.
In connection with the transaction, Ligand received the economic rights in two partner programs: 1) a single-digit royalty on global net sales of AT220, an Arestat®-enhanced biosimilar product marketed by a global pharmaceutical company; and 2) potential annual technology access fees and milestones from AT292 (efdoralprin alfa/SAR447537/INBRX-101), a partnered program with Sanofi.
We accounted for the right to future royalties and rights as financial royalty assets (loan receivables) under ASC 310, Receivables. The AT220 financial royalty asset is placed on the accrual method as this drug is commercially available. We also receive the right to collect on royalties not yet received by Arecor and those are recorded as a receivable in other current assets in our consolidated balance sheet. The AT292 financial royalty asset is currently put under the non-accrual method as this drug is still under development and management cannot reliably estimate future cash flows from this program.
In addition to the economic rights, Ligand received warrants to purchase 1,002,739 ordinary shares of Arecor Therapeutics Plc, exercisable over a ten-year period (“Arecor Warrant”). We accounted for the Arecor Warrant as derivative assets under ASC 815, Derivatives and Hedging, recognizing them at fair value as of the transaction date and marking them to fair value at each subsequent reporting period. Arecor Warrant is presented in noncurrent derivative assets line in our consolidated balance sheet. The fair value of the Arecor Warrant is determined using a Black-Scholes model with the following assumptions as of September 24, 2025, and December 31, 2025, respectively: expected term of 10.0 years and 9.7 years, volatility of 32% and 33%, risk-free rate of 4.7% and 4.6%, and Arecor stock price of $0.73 and $0.81.
Out of the $7 million Arecor transaction price and the $1 million of deferred consideration recognized as of the transaction closing date, $0.5 million was assigned to the Arecor Warrant, $4.8 million and $1.9 million were assigned to AT220 and AT292 financial royalty assets, respectively, and $0.8 million was assigned to the AT220 receivable.
We are also obligated to pay up to $3 million in contingent consideration tied to commercial milestones in the AT292 partnered program. We accounted for this contingent consideration in accordance with ASC 450, Contingencies, and will recognize respective liability when the contingency is resolved, and the liability becomes payable. No contingent consideration was recognized as of the acquisition date or as of December 31, 2025.
Orchestra Transaction: Q3 2025
On July 31, 2025, Ligand entered into a definitive agreement to invest up to $40 million to fund Orchestra BioMed's late-stage partnered cardiology programs, consisting of a $20 million cash payment paid at closing and an additional $5 million to purchase shares of Orchestra’s common stock in an equity private placement at the price of $2.75 per share. Ligand also agreed to fund an additional $15 million, subject to certain conditions precedent, at the nine-month anniversary of the transaction closing date. In exchange, Ligand received a low double-digit royalty on the first $100 million of Orchestra's annual revenues related to AVIM therapy and Virtue SAB programs in all indications. Ligand will also earn a mid-single-digit royalty on Orchestra's annual revenues exceeding $100 million related to AVIM therapy in the uncontrolled hypertension and increased cardiovascular risk indication and Virtue SAB in coronary artery disease indications. We also received warrants to purchase shares of Orchestra’s common stock (“Orchestra Warrant”). The transaction closed on August 4, 2025.
The $5 million equity private placement is included in our short-term investments and subsequently marked to market during each reporting period. Of the remaining $20 million, $2.3 million was assigned to the Orchestra Warrant derivative asset and $17.8 million was assigned to the research and development funding arrangement and recognized in research and development expenses for the year ended December 31, 2025.
The Orchestra Warrant is presented in the noncurrent derivative assets line in our consolidated balance sheet. The derivative asset was recorded at fair value as of August 4, 2025, and is marked to fair value at each subsequent reporting period. The fair value of the Orchestra Warrant was determined using a Black-Scholes model with the following assumptions as of August 4, 2025, and December 31, 2025, respectively: expected term of 10.0 years and 9.6 years, volatility of 73% and 72%, risk-free rate of 4.4% and 4.2%, and Orchestra stock price of $2.68 and $4.15.
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
We accounted for the Milestone Buyout transaction as a financial royalty asset. We further identified two units of account in the Castle Creek Investment transaction: (1) the Castle Creek Warrant, accounted for as a derivative asset; and (2) D-Fi royalty rights accounted for as a research and development funding arrangement under ASC 730-20, Research and Development Arrangements, because (a) Castle Creek is contractually required to use Ligand’s capital for the execution of the Phase 3 clinical study for D-Fi and (b) the repayment of Ligand funding solely depends on the research and development results having future economic benefits. Out of the $50.1 million Castle Creek Investment transaction price, including transaction costs, $5.8 million was assigned to the Castle Creek Warrant (based on their estimated fair value as of the effective date), with the remaining amount of $44.3 million being assigned to D-Fi royalty rights, and recognized in research and development expenses for the period (as Ligand will not be controlling or actively involved in the ongoing research and development efforts).
The Castle Creek Warrant derivative is presented in the noncurrent derivative assets line in our consolidated balance sheet. The Castle Creek Warrant was recorded at fair value as of February 24, 2025, and is marked to fair value at each subsequent reporting period. The fair value of the Castle Creek Warrant was determined using a Black-Scholes model with the following assumptions as of February 24, 2025, and December 31, 2025, respectively: expected term of 3.5 years and 2.7 years, volatility of 110% and 110%, and risk-free rate of 4.2% and 3.5%.
Agenus Transaction: Q2 2024
On May 29, 2024, we closed the transactions (the “Agenus Transaction”) pursuant to the $75 million purchase and sale agreement (the “Agenus Agreement”), dated May 6, 2024, among us and Agenus Inc., Agenus Royalty Fund, LLC, and Agenus Holdings 2024, LLC (collectively, “Agenus”). Under the terms of the Agenus Agreement, we received (i) 18.75% of the licensed royalties and 31.875% of the future licensed milestones paid to Agenus on six-partnered oncology programs, including BMS-986442 (Bristol Myers Squibb), AGEN2373 (Gilead), INCAGN2385 and INCAGN2390 (Incyte), MK-4830 (Merck), and UGN-301 (UroGen Pharma) (collectively referred as “Agenus Partnered Programs”), and (ii) a synthetic 2.625% royalty on future global net sales of Agenus’ novel immuno-oncology botensilimab in combination with balstilimab (“BOT/BAL”) program, collectively subject to certain events which may adjust the royalty and milestone percentages paid to us. In addition, we received the option to commit an additional $25 million in the same assets on a pro rata basis which expired on June 30, 2025 (“Upsize Option”). We have also agreed to allow Agenus to raise up to an additional $100 million bringing the total syndicated purchase price up to an aggregate of $200 million. As part of the Agenus Agreement, Agenus granted us security over certain assets related to the programs included in the Agenus Agreement, subject to certain customary exceptions.
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
We accounted for the Agenus Warrant and Upsize Option as derivative assets, presented in noncurrent derivative assets line in our consolidated balance sheets. The derivative assets were recorded at fair value as of May 29, 2024, and are marked to fair value at each subsequent reporting period.

The fair value of the Agenus Warrant is determined using a Black-Scholes model. The following assumptions were used as of December 31, 2025 and December 31, 2024, respectively: expected term of 3.4 years and 3.4 years, volatility of 97% and 102%, risk-free rate of 3.6% and 4.3%, Agenus stock price of $3.14 and $2.74.
The fair value of the Upsize Option was determined using the binomial option pricing model under which we assessed and considered the possible upwards and downwards scenarios through the expiration date of the Upsize Option. The fair value of the Upsize Option was written down to zero as of December 31, 2024 and it further expired on June 30, 2025.
For additional information on the Agenus Warrant and Upsize Option, see Note 8, Fair Value Measurements. For additional information on the Agenus Partnered Program financial royalty asset, see Note 6, Financial Royalty Assets, net.
We initially accounted for all Agenus Partnered Programs as derivative assets. We reclassified them to financial royalty assets effective January 1, 2025 with the adoption of ASU 2025-07. The assets are currently put under the non-accrual method as management cannot reliably estimate future cash flows from these programs. The amount of BOT/BAL financial royalty asset was determined as a residual value from the $75 million aggregate investment amount, less fair value of Agenus Partner Programs, Agenus Warrant and Upsize Option as of May 29, 2024. For additional information on the Agenus BOT/BAL rights, see Note 6, Financial Royalty Assets, net.
4. Acquisitions
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
The amount of purchase consideration was assigned to the acquisition date fair values of acquired assets and assumed liabilities as follows (in thousands):

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
We account for the earnout liabilities in the Apeiron Acquisition in accordance with ASC450, Contingencies, and will recognize respective liability when the contingency is resolved, and the liability becomes payable. No earnout liability was recognized as of December 31, 2025 or as of December 31, 2024.
In conjunction with the Apeiron Acquisition, we have also invested $4.2 million (including $0.2 million transaction costs) in InvIOs common shares, a privately held spin-off of Apeiron. This investment was part of an €8 million (approximately $8.8 million) round with other investors which would help finance the research and development of three innovative early-stage immuno-oncology assets. Apeiron has previously outlicensed these assets to InvIOs and is entitled to future royalties and milestone payments.
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
Novan Acquisition
On September 27, 2023, we closed the transaction to acquire certain assets of Novan, Inc. (“Novan”) pursuant to the agreement we entered into with Novan on July 17, 2023 for $15 million in cash (which agreement contemplated Novan filing for bankruptcy relief) and provided up to $15 million in debtor-in-possession (“DIP”) financing inclusive of a $3 million bridge loan funded on the same day. Novan filed for Chapter 11 reorganization and on September 27, 2023, the bankruptcy court approved our $12.2 million bid to purchase Novan's lead product candidate berdazimer topical gel, 10.3%, all other assets related to the NITRICIL technology platform and the rights to one commercial stage asset. The approved $12.2 million bid was credited to the $15 million DIP financing, with the balance of $2.8 million and accrued interest repaid to us.
The acquisition was accounted for as business combination. We recorded $3.1 million of acquisition-related costs for legal, due diligence and other costs in connection with the acquisition within operating expenses in our consolidated statement of operations for the year ended December 31, 2023.
On April 3, 2024, we announced the creation of our Pelthos Therapeutics business, operated through our wholly owned subsidiary LNHC, Inc., to focus on the commercialization of innovative, safe, and efficacious therapeutic products for patients suffering from conditions with limited treatment options. Zelsuvmi (berdazimer topical gel, 10.3%), its first product, is the first FDA-approved prescription medicine for the treatment of the highly transmissible molluscum contagiosum (molluscum) viral skin infection in adults and pediatric patients one year of age and older. Zelsuvmi received a Novel Drug designation from the FDA in January 2024 to treat molluscum viral skin infection. Zelsuvmi was developed using a proprietary nitric oxide-based NITRICIL technology platform. The rights to Zelsuvmi and all assets related to the NITRICIL technology platform were acquired by LNHC from Novan in September 2023 in the Novan acquisition described above.
In July 2025, LNHC, Inc. merged with and into CHRO Merger Sub Inc., a wholly owned subsidiary of Channel, and became a wholly owned subsidiary of Channel. The combined company now operates under the name Pelthos Therapeutics Inc. See Note 2, Pelthos Transaction for additional information.
5. Sale of Pelican Business and Investment in Primrose Bio
On September 18, 2023, we entered into a merger agreement, pursuant to which our subsidiary, Pelican Technology Holdings, Inc. (“Pelican”) became a wholly owned subsidiary of Primrose Bio. Primrose Bio is a private company focused on synthetic biology. Pelican has developed technology related to PET (protein expression technology) and PelicCRM197 (vaccine material), and has property and equipment, as well as leased property in San Diego, CA. As part of the transaction, we received 2,146,957 common shares, 4,278,293 preferred shares and 474,746 restricted shares of Primrose Bio. Simultaneous with the merger, we entered into a Purchase and Sale Agreement with Primrose Bio and contributed $15 million in exchange for 50% of potential development milestones and certain commercial milestones from two contracts previously entered into by Primordial Genetics. In addition, starting January 1, 2025, we will receive 25% of sales revenue of PeliCRM197 above $3 million and 35% of all PeliCRM197 licensing revenue in perpetuity. The considerations were recognized as contingent consideration under the loss recovery model and they will be measured based on the gain contingency model under ASC 450, Contingencies, and thus, will be recognized as the underlying contingencies are resolved. We determined that the sale of Pelican met the definition of a deconsolidation of a business.

We retained contractual relationships utilizing the Pelican Expression Technology, including the commercial royalty rights to Jazz’s Rylaze, Merck’s Vaxneuvance and V116 vaccines, Alvogen’s Teriparatide, Serum Institute of India’s vaccine programs, including Pneumosil and MenFive vaccines, among others.
In addition, we will receive 50% of potential development milestones and certain commercial milestones from two contracts previously entered into by Primordial Genetics. The considerations were recognized as derivative assets with a fair value of $3.2 million, at the disposition date, which was initially included in noncurrent derivative assets in our consolidated balance sheet as of December 31, 2024. They were recognized as derivative assets under ASC 815, Derivatives and Hedging, as they have two underlying development and commercial milestones and (i) the commercial milestones are dependent on the development milestones and (ii) the commercial milestone underlying is not determined to be predominate. The derivative assets were recorded at fair value as of September 18, 2023, and have been subsequently marketed to fair value at each reporting period. During the year ended December 31, 2024, an adjustment of $(0.1) million was recorded to market the derivative assets to fair value and was included in fair value adjustments to partner program derivatives in our consolidated statement of operations. During the year ended December 31, 2023, an adjustment of $0.3 million was recorded to market the derivative assets to fair value and was included in other non-operating expense, net, in our consolidated statement of operations.
As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, as a result of our early adoption of ASU 2025-07, Primrose mRNA has been qualified for a new derivative scope exception introduced by ASU 2025-07, and is now accounted for as a financial royalty asset with January 1, 2025 being the effective date of ASU 2025-07 adoption. For additional information, see Note 7, Balance Sheet Account Details and Note 8, Fair Value Measurements.
Investments in Primrose Bio
We apply the equity method to investments in common stock and to other investments in entities that have risk and reward characteristics that are substantially similar to an investment in the investee’s common stock. Since the preferred shares and restricted shares investments in Primrose Bio have a substantive liquidation preference, they are not substantially similar to the common shares investment and are therefore recorded as equity securities under ASC 321, Investments - Equity Securities.
We account for our common shares investment in Primrose Bio under the equity method as we have the ability to exercise significant influence over Primrose Bio’s operating and financial results. In applying the equity method, we record the investment at fair value. Our proportionate share of net loss of Primrose Bio is recorded in our consolidated statements of operations. Our equity method investment is reviewed for indicators of impairment at each reporting period and is written down to fair value if there is evidence of a loss in value that is other-than-temporary.
During 2024, Primrose Bio received equity investments from third parties. Based on this information, we recognized an impairment loss on our equity method investment in Primrose Bio in the amount of $5.8 million during the year ended December 31, 2024, which was presented in gain (loss) from change in fair value of equity method investments and other investments in our consolidated statement of operations for the year ended December 31, 2024. There was no impairment to our equity method investment in Primrose Bio during the years ended December 31, 2025 and 2023.
Our proportionate share of the net loss of Primrose Bio for the years ended December 31, 2024 and 2023 was $7.0 million and $1.8 million, respectively, which reduced Ligand’s equity method investment in Primrose Bio accordingly. Our proportionate share of the net income or loss of Primrose Bio is presented in other non-operating expense, net, in our consolidated statements of operations. We resume recognition of our proportionate share of earnings only after the cumulative unrecognized losses have been recovered.
As of December 31, 2024, equity method investment in Primrose Bio had been written down to zero, and we are not required to fund further losses from Primrose Bio. Primrose Bio further generated losses for the year ended December 31, 2025, but since we do not record our proportionate share of the investee’s losses beyond the zero basis, the carrying value of our equity method investment in Primrose Bio remained at zero as of December 31, 2025.
We have no outstanding advances, guarantees, or commitment to fund Primrose Bio’s losses; therefore, our proportionate share of net loss of Primrose Bio for the year ended December 31, 2025 was not recorded. Ligand owned 31.5% and 31.4% of the equity of Primrose Bio as of December 31, 2025 and 2024, respectively.
We determined that the Series A preferred shares and restricted shares investments in Primrose Bio did not have a readily determinable fair value and therefore elected the measurement alternative in ASC 321 to subsequently record the investments at cost, less any impairments, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer. When fair value becomes determinable, from observable price changes in orderly transactions, our investments will be marked to fair value. Our investments in Series A preferred shares and restricted shares were reduced by $25.8 million during the year ended December 31, 2024 in connection with the above mentioned equity funding received by Primrose Bio in June and July 2024. There were no observable price changes or impairment to our investments in Series A preferred shares and restricted shares during the years ended December 31, 2025, and 2023. The change in fair value of our investments in Series A preferred shares and restricted shares (including the impairment) is presented in gain

(loss) from change in fair value of equity-method investments and other investments in our consolidated statements of operations.
Former President and Chief Operating Officer Matt Korenberg served as a board member of Primrose Bio beginning in the fourth quarter of 2023. His employment with Ligand concluded in October 2024, after which Lauren Hay, Vice President of Strategic Planning & Investment Analytics, succeeded him as a board member of Primrose Bio.
6. Financial Royalty Assets, net
As of December 31, 2025 and 2024, financial royalty assets consist of the following (in thousands):

	December 31, 2025			December 31, 2024
	Gross carrying value(2)	Allowance (1)	Net carrying value (2)	Gross carrying value	Allowance (1)	Net carrying value
Qarziba	$118,593	$(498)	$118,095	$105,329	$(484)	$104,845
Agenus Bot/Bal	40,815	(408)	40,407	40,815	(408)	40,407
Tolerance Therapeutics (Tzield)	25,257	(98)	25,159	25,613	(101)	25,512
Ohtuvayre inventors	16,921	(151)	16,770	15,969	(157)	15,812
Elutia (CorMatrix)	6,607	(1,107)	5,500	9,418	(2,268)	7,150
AT220 (Tyenne)	5,132	(132)	5,000	—	—	—
Primrose mRNA	3,281	(98)	3,183	—	—	—
Others	5,769	(214)	5,555	1,443	(120)	1,323
Total financial royalty assets, net	$222,375	$(2,706)	$219,669	$198,587	$(3,538)	$195,049
(1) The amounts of allowance include accumulated allowance for changes in expected cash flows and current expected credit losses.
(2) The amounts include current portion of financial royalty assets which represents an estimation for current quarter royalty receipts that are to be collected during the subsequent quarter. The current portion of financial royalty assets amounted to $22.8 million and $10.0 million were presented in a separate line on our consolidated balance sheets as of December 31, 2025 and December 31, 2024, respectively.
Financial royalty assets represent future economic rights acquired by Ligand in various transactions. As discussed in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, with the early adoption of ASU 2025-07, certain economic rights in partner programs that were previously accounted for as derivative assets (Primrose mRNA, Agenus partner programs, and Castle Creek milestone) are now accounted for as financial royalty assets.
There was $6.2 million impairment loss for the year ended December 31, 2025 related to Agenus partner programs. During the year ended December 31, 2024, we recorded a $30.3 million impairment loss for Ovid (Soticlestat) financial royalty asset and a $0.3 million impairment loss for Selexis financial royalty asset. During the year ended December 31, 2023, we recorded a $0.9 million impairment loss for Selexis financial royalty asset as a result of reduced programs.
Apeiron Programs
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
In addition to Bot/Bal, we acquired economic rights in certain partner programs (including UGN-301 with Urogen). We initially accounted for such economic rights as derivative assets, but reclassified them to financial royalty assets on January 1, 2025 with the adoption of ASU 2025-07. Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for additional information related to the adoption of ASU 2025-07. As of December 31, 2025, we recognized a full impairment of all Agenus partner programs, including UGN-301 which was returned to Agenus by Urogen in the fourth quarter of 2025.

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
Ohtuvayre Inventors
In March 2024, August 2024 and January 2025, we acquired future milestone and royalty rights related to Ohtuvayre from certain Ohtuvayre inventors for a total of $3.8 million, $13.6 million and $1.8 million, respectively. On June 26, 2024, Verona Pharma plc received FDA approval for ensifentrine for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). During the third quarter of 2024, Verona started commercial sales of ensifentrine (marketed as Ohtuvayre) in the U.S. Verona was further acquired by Merck on October 7, 2025. We started our recognition of income from Ohtuvayre inventors financial royalty assets from October 1, 2025, as we believe at this point of Ohtuvayre commercialization, management can reliably estimate future cash flows.
Elutia
In 2016, Ligand entered into a purchase agreement to acquire certain financial royalty assets from CorMatrix. In 2017, CorMatrix sold its marketed products to Elutia (formerly known as Aziyo Biologics, Inc.) where Elutia assumed the Ligand royalty obligation. In 2017, we amended the terms of the royalty agreement with Elutia where we received $10 million to buydown the royalty rates on the products CorMatrix sold to Elutia (the “CorMatrix Asset Sale”). Per the amended agreement with Elutia, we will receive a 5% royalty, with certain annual minimum payments, on the products Elutia acquired in the CorMatrix Asset Sale and up to $10 million of milestones tied to cumulative net sales of these products. The royalty agreement will terminate on May 31, 2027.
In January 2024, we executed an amendment to our agreement with Elutia which will allow us to reliably estimate future cash flows. As such, the Elutia asset was switched from the non-accrual method to the effective interest method during the first quarter of 2024. In May 2025, we executed a second amendment to our agreement with Elutia where we received $2.3 million of Elutia common stock in lieu of cash payment, which was recorded to short-term investments in our consolidated balance sheet. We further considered the current and expected future economic and market conditions, current company performance and recent payments received from Elutia. In October 2025, we executed a third amendment to our agreement with Elutia in connection with Elutia’s sale of its BioEnvelope business, including the EluPro™ and CanGaroo® bioenvelopes, to Boston Scientific Corporation, which did not materially alter our current and expected future economic expectations regarding our partnership with Elutia.
During the years ended December 31, 2025, 2024 and 2023, respectively, we recorded a reduction of $1.2 million, a reduction of $5.2 million and an increase of $3.2 million to Elutia allowance of expected credit loss. The credit loss adjustments were included in general and administrative expense in our consolidated statements of operations.
Arecor Programs
As discussed in Note 3, Investment Transactions, we acquired certain financial royalty assets within the Arecor Transaction, including AT220 (Tyenne) and AT292 programs, recorded at $4.8 million and $1.9 million, respectively, as of the Arecor Transaction closing date. As AT220 is a commercial phase program, we are able to reasonably estimate future cash flows for this financial royalty asset and, as such, we recognize income from the AT220 financial royalty assets starting from the Arecor Transaction closing date. We account for the AT292 financial royalty asset using the non-accrual method until we are able to reliably estimate future cash flows.
Primrose mRNA
On September 18, 2023, we entered into a merger agreement, pursuant to which our subsidiary, Pelican Technology Holdings, Inc. (“Pelican”) became a wholly owned subsidiary of Primrose Bio. Simultaneous with the merger, we entered into a purchase and sale agreement with Primrose Bio and contributed $15 million in exchange for 50% of potential development milestones and certain commercial milestones from two contracts previously entered into by Primordial Genetics. A portion of the consideration was initially recognized as a derivative asset and adjusted to fair value each reporting period. Upon the adoption of ASU 2025-07, we reclassified the fair value of this asset to a financial royalty asset as of January 1, 2025. The asset is currently put under the non-accrual method as management cannot reliably estimate future cash flows from this program. Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for additional information related to the adoption of ASU 2025-07.

Soticlestat
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
7. Balance Sheet Account Details
Short-term Investments
The following table summarizes the various categories of our short-term investments at December 31, 2025 and 2024 (in thousands):

	Cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
December 31, 2025
U.S. Government Agencies	$175,780	$89	$(38)	$175,831
Corporate notes/bonds	124,249	98	(52)	124,295
U.S. Treasuries	113,055	137	(4)	113,188
Commercial paper	74,473	21	(8)	74,486
Corporate equity securities	15,733	58,852	(3,791)	70,794
Total short-term investments	$503,290	$59,197	$(3,893)	$558,594

December 31, 2024
U.S. Treasuries	$78,442	$19	$(13)	$78,448
Corporate equity securities	11,386	38,808	(6,595)	43,599
Commercial paper	23,483	5	(6)	23,482
Certificates of Deposit	22,812	12	(4)	22,820
Corporate notes/bonds	15,496	21	(8)	15,509
Total short-term investments	$151,619	$38,865	$(6,626)	$183,858
Gain from short-term investments in our consolidated statements of operations includes both realized and unrealized gain (loss) from our short-term investments in public equity and warrant securities, and realized gain (loss) from available-for-sale debt securities.
The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	December 31, 2025
	Amortized Cost	Fair Value
Within one year	$295,974	$296,093
After one year through five years	191,583	191,707
Total	$487,557	$487,800

The following table summarizes our available-for-sale debt securities in an unrealized loss position (in thousands):

	Less than 12 months		12 months or greater		Total
	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value
December 31, 2025
Corporate notes/bonds	$(14)	$16,395	$(38)	$49,311	$(52)	$65,706
Commercial paper	(8)	24,071	—	—	(8)	24,071
U.S. Government Agencies	(5)	26,554	(33)	40,744	(38)	67,298
U.S. Treasuries	(4)	9,466	—	—	(4)	9,466
Total	$(31)	$76,486	$(71)	$90,055	$(102)	$166,541

December 31, 2024
Certificates of Deposit	$(4)	$6,195	$—	$—	$(4)	$6,195
Corporate notes/bonds	(1)	866	(7)	3,026	(8)	3,892
Commercial paper	(6)	9,344	—	—	(6)	9,344
U.S. Treasuries	(4)	29,965	(9)	4,764	(13)	34,729
Total	$(15)	$46,370	$(16)	$7,790	$(31)	$54,160
Our investment policy is capital preservation and we only invested in U.S.-dollar denominated investments. We held a total of 68 securities which were in an unrealized loss position with a total of $0.1 million unrealized losses as of December 31, 2025. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses are largely due to changes in interest rates and not to unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. In July 2024, we sold certain securities before the recovery of the amortized cost basis to fund the Apeiron Acquisition. Accordingly, we wrote down the amortized cost of $0.05 million during the second quarter of 2024. We do not intend to sell these securities and it is unlikely that we will be required to sell these securities before the recovery of the amortized cost basis as of December 31, 2025. Accordingly, there was no credit loss recognized for the year ended December 31, 2025. There was no credit loss recognized for the years ended December 31, 2024 and 2023.
We held 1.0 million shares of Viking common stock as of December 31, 2025, and we account for it as an investment in available-for-sale equity securities, which is measured at fair value, with changes in fair value recognized in gain from short-term investments in our consolidated statements of operations. As of December 31, 2025 and December 31, 2024, our investment in Viking common stock was $35.2 million and $40.2 million, respectively, and was included in short-term investments in our consolidated balance sheets. During the year ended December 31, 2024, we sold 0.7 million shares of Viking common stock and recognized a total realized gain of $60.0 million. During the year ended December 31, 2023, we sold 5.0 million shares of Viking common stock and recognized a total realized gain of $44.4 million. There was no sale of Viking common stock during the year ended December 31, 2025.

Goodwill and Intangible Assets, Net
Goodwill and identifiable intangible assets consist of the following (in thousands):

	December 31,
	2025	2024
Indefinite-lived intangible assets
Goodwill	$101,541	$105,250
Definite-lived intangible assets
Completed technology	29,619	39,249
Less: Accumulated amortization	(20,809)	(19,710)
Trade name	2,642	2,642
Less: Accumulated amortization	(1,976)	(1,843)
Customer relationships	29,600	29,600
Less: Accumulated amortization	(22,144)	(20,652)
Contractual relationships	360,000	360,000
Less: Accumulated amortization	(151,494)	(122,638)
Total definite lived intangible assets	225,438	266,648
Total goodwill and other identifiable intangible assets, net	$326,979	$371,898
The change in goodwill carrying value for the year ended December 31, 2025 relates to the derecognition of all assets and liabilities of LNHC, Inc. in connection with the Pelthos Transaction which closed in the third quarter of 2025. Amortization of finite-lived intangible assets is computed using the straight-line method over the estimated useful life of the asset of up to 20 years. Amortization expense of $32.7 million, $33.0 million, and $33.7 million were recognized for the years ended December 31, 2025, 2024, and 2023, respectively. The estimated amortization expense for the years ending December 31, 2026 through 2030 is as follows (in thousands):

Year ended December 31,	Amount
2026	$32,387
2027	$32,266
2028	$31,660
2029	$31,660
2030	$30,435
For each of the years ended December 31, 2025, 2024, and 2023, there was no impairment of intangible assets with finite lives.
Derivative Assets
Derivative assets consist of the following (in thousands):

	December 31,
	2025		2024
Castle Creek Warrant	$4,989		$—
Orchestra Warrant	3,799		—
Pelthos Conversion Option	3,432		—
Agenus Warrant	1,322		806
LeonaBio Warrants (Series A and Series B)	1,461		—
Arecor Warrant	629	—
Agenus Partner Programs	$—		6,326
Primrose mRNA	—		3,451
Total noncurrent derivative assets	$15,632		$10,583
A change in the fair value of warrants that amounted to $1.0 million for the year ended December 31, 2025 was included in other non-operating expense, net, in the consolidated statement of operations, which included $1.5 million for the

Orchestra Warrants, $1.2 million for the LeonaBio Warrants, $0.5 million for Agenus Warrants, and $0.1 million for the Arecor Warrants, partially offset by $(1.5) million for the Pelthos Conversion Option and $(0.8) million for Castle Creek Warrants.
A change in the fair value of Agenus Partner Programs and Primrose mRNA derivative that amounted to $(15.0) million and $(0.1) million, respectively, for the year ended December 31, 2024, was included in fair value adjustments to partner program derivatives in the consolidated statement of operations. A net increase in fair value of Viking Share Collar and Viking Share Put that amounted to $7.1 million for the year ended December 31, 2024, was recognized in gain from short-term investments in the consolidated statement of operations. A change in the fair value of other derivatives that amounted to $(12.1) million for the year ended December 31, 2024, was recognized in other non-operating expense, net, in the consolidated statement of operations. A change in the fair value of the Primrose mRNA derivative that amounted to $0.3 million during the year ended December 31, 2023 was recognized in other non-operating expense, net, in the consolidated statement of operations.
Other Investments
Other investments consist of the following (in thousands):

	December 31,
	2025	2024
Pelthos Series A Preferred Shares	$106,262	$—
Equity securities in Primrose Bio	6,531	6,712
InvIOs investment	4,500	4,196
Pelthos loan receivable	4,158	—
Total other investments	$121,451	$10,908
During 2025, we recognized fair value adjustments of $63.1 million to out Pelthos Series A preferred shares, which was included in gain (loss) from change in fair value of equity method investments and other investments in our consolidated statement of operations. During 2024, we recognized fair value adjustments of $25.8 million and impairments of $5.8 million to our equity securities in Primrose Bio, and we recognized a full impairment of $3.0 million for our investment in Neuritek warrants, which was included in gain (loss) from change in fair value of equity method investments and other investments in our consolidated statement of operations.
Other Assets
Other assets consist of the following (in thousands):

	December 31,
	2025	2024
Property and Equipment, Net	$3,571	$15,133
Right-of-use assets	7,223	9,673
Other	1,788	6,924
	$12,582	$31,730
Property and Equipment, Net
Property and equipment are stated at cost and consist of the following (in thousands):

	December 31,
	2025	2024
Lab and office equipment	$4,472	$6,868
Leasehold improvements	2,518	10,464
Computer equipment and software	608	1,850
Solar equipment	2,551	—
Construction in progress	—	4,219
	10,149	23,401
Less: accumulated depreciation and amortization	(6,578)	(8,268)
	$3,571	$15,133
Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets which ranges from two to 25 years. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or their related lease term, whichever is shorter. Depreciation expense of $1.0 million, $2.3 million, and $2.9 million was recognized for the years ended December 31, 2025, 2024, and 2023, respectively, and was included in general and administrative and research and development expenses in our consolidated statements of operations.
Refer to Note 10, Leases, for more information on the right-of-use asset balance.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Royalties owed to third parties	$16,202	$6,500
Compensation	6,388	5,522
Professional fees	1,997	4,858
Subcontractor	1,756	1,756
Value-added tax	1,753	5,159
Accrued interest	1,307	—
Customer deposit	621	621
Other	1,429	3,490
Total accrued liabilities	$31,453	$27,906
Contingent liabilities
The following table summarizes the roll-forward of contingent liabilities as of December 31, 2025 and 2024 (in thousands):

	December 31, 2023	Payments	Fair Value Adjustment	December 31, 2024	Payments	Fair Value Adjustment	December 31, 2025
Cydex	$320	$(200)	$263	$383	$(50)	$62	$395
Metabasis	2,878	—	420	3,298	(1,270)	798	2,826
Total	$3,198	$(200)	$683	$3,681	$(1,320)	$860	$3,221
Other Long-term Liabilities
Other long-term liabilities consist of the following (in thousands):

	December 31,
	2025	2024
Pelthos contract liability	$—	$15,938
Unrecognized tax benefits	16,588	14,160
Other long-term liabilities	41	65
Total other long-term liabilities	$16,629	$30,163
8. Fair Value Measurements
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
Level 1 - Observable inputs such as quoted prices in active markets
Level 2 - Inputs other than the quoted prices in active markets that are observable either directly or indirectly
Level 3 - Unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions
The following table provides a summary of the assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

Fair Value Measurements at Reporting Date Using
December 31, 2025		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments(1)	$558,594	$183,982	$374,612	$—
Pelthos Series A Preferred Shares	106,262	106,262	—	—
Pelthos Common Shares	46,500	46,500	—	—
Derivative assets(2)	15,632	—	10,643	4,989
Total assets	$726,988	$336,744	$385,255	$4,989
Liabilities:
Contingent liabilities - CyDex	$395	$—	$—	$395
Contingent liabilities - Metabasis(3)	2,826	—	2,826	—
Total liabilities	$3,221	$—	$2,826	$395

Fair Value Measurements at Reporting Date Using
December 31, 2024		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Short-term investments(1)	$183,858	$122,047	$61,811	$—
Derivative assets(2)	10,583	—	806	9,777
Total assets	$194,441	$122,047	$62,617	$9,777
Liabilities:
Contingent liabilities - CyDex	$383	$—	$—	$383
Contingent liabilities - Metabasis(3)	3,298	—	3,298	—
Total liabilities	$3,681	$—	$3,298	$383
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
(2) The fair value of all derivative assets, except for Agenus Partnered Programs and Primrose mRNA derivative, was determined using a Black-Scholes model. Note that as of December 31, 2024, the derivative assets balance included Agenus Partnered Programs and Primrose mRNA derivative, which were reclassified to financial royalty assets as of January 1, 2025 due to the adoption of ASU 2025-07. Refer to Note 1, Basis of Presentation and Summary of Significant Accounting Policies, for information related to ASU 2025-07 adoption. As of December 31, 2024, the fair value of the Agenus Partnered Programs and the Primrose Bio derivative assets was determined using a discounted cash flow approach, utilizing the mostly-likely cash flows which considered the probability of success for the underlying clinical programs. The discount rate used contemplated the underlying credit and business risk of the partnered programs. At December 31, 2024, the discount rates used ranged between 15% and 28%.
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

A reconciliation of the level 3 financial instruments as of December 31, 2025 is as follows (in thousands):

Assets
Fair value of level 3 financial instruments as of December 31, 2024	$9,777
ASU 2025-07 adoption (Note 1)	(9,777)
Additions to derivative assets	5,787
Fair value adjustments to derivative assets	(798)
Fair value of level 3 financial instruments as of December 31, 2025	$4,989

Liabilities
Fair value of level 3 financial instruments as of December 31, 2024	$383
Payments to CVR holders and other contingent payments	(50)
Fair value adjustments to contingent liabilities	62
Fair value of level 3 financial instruments as of December 31, 2025	$395

A reconciliation of the level 3 financial instruments as of December 31, 2024 is as follows (in thousands):

Assets
Fair value of level 3 financial instruments as of December 31, 2023	$3,531
Additions to derivative assets	27,950
Fair value adjustments to derivative assets	(12,878)
Exercise of derivative assets	(8,826)
Fair value of level 3 financial instruments as of December 31, 2024	$9,777

Liabilities
Fair value of level 3 financial instruments as of December 31, 2023	$320
Payments to CVR holders and other contingency payments	(200)
Fair value adjustments to contingent liabilities	263
Fair value of level 3 financial instruments as of December 31, 2024	$383
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
We evaluate intangible assets with estimated useful lives and long-lived assets for impairment whenever circumstances occur indicating that intangible assets or long-lived assets may not be recoverable. An impairment evaluation is based on an undiscounted cash flow analysis at the lowest level at which cash flows of intangible assets and long-lived assets are largely independent of other groups of assets and liabilities.
There was no impairment of our goodwill, intangible assets with estimated useful lives, or long-lived assets recorded during the years ended December 31, 2025, 2024 and 2023.
Fair Value of Financial Instruments
Our cash and cash equivalents, accounts receivable, other current assets, accounts payable, accrued liabilities, deferred revenue, current operating lease liabilities, current finance lease liabilities and Novan (Pelthos) contract liability are financial instruments and are recorded at cost in the consolidated balance sheets. As of December 31, 2024, the estimated fair value of the Novan (Pelthos) contract liability was $19.1 million compared to a carrying value of $15.9 million. The estimated fair value of the remaining financial instruments approximates their carrying value.
Financial Assets Not Measured at Fair Value

Financial royalty assets are measured and carried on the consolidated balance sheets at amortized cost using the effective interest method or on a non-accrual basis. Management calculates the fair value of financial royalty assets using a forecasted royalty receipts. The projected future cash flows derive from royalty payments and milestones, then discounted using appropriate individual discount rates. The fair value of financial royalty assets and other economic rights assets is classified as Level 3 within the fair value hierarchy since it is determined based upon inputs that are both significant and unobservable. The estimated fair value and related carrying values of financial royalty assets as of December 31, 2025 were $294.9 million and $219.7 million, respectively. The estimated fair value and related carrying value of the financial royalty assets as of December 31, 2024 were $196.6 million and $195.0 million, respectively. To determine the fair value of long-term financial royalty assets, we estimated future underlying product sales, applied a probability of technical and regulatory success for development-stage programs, estimated a timeline for any development and regulatory milestones, and applied a discount rate based on the level of partner execution and commercialization risk, in the range of 13%-35% and 15%-30% as of December 31, 2025 and 2024, respectively. Weighted average discount rate (weighted by relative fair value) was 17% and 19% as of December 31, 2025 and 2024, respectively.
9. Debt
0.75% Convertible Senior Notes due 2030
In August 2025, we issued $460 million aggregate principal amount of 0.75% convertible senior notes due 2030 (the “2030 Notes”). The aggregate principal includes the purchase of an additional $60 million aggregate principal amount of notes by the initial purchasers pursuant to the full exercise of the initial purchasers’ option to purchase additional notes. The net proceeds from the offering were approximately $445.1 million, after deducting the initial purchasers’ discount and commissions, and debt issuance cost.
The 2030 Notes are general senior, unsecured obligations of Ligand and accrue interest payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The 2030 Notes will mature on October 1, 2030, unless earlier converted, redeemed or repurchased. Upon conversion, we will pay cash up to the aggregate principal amount of the 2030 Notes to be converted and pay or deliver, as the case may be, cash, shares of common stock, or a combination of cash and shares of common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2030 Notes being converted, in the manner and subject to the terms and conditions provided in the Indenture entered into in connection with the 2030 Notes issuance (the “Indenture”).
Holders may convert their 2030 Notes at their option prior to July 1, 2030, under certain circumstances, and at any time on or after July 1, 2030, until the second scheduled trading day immediately preceding the maturity date. The initial conversion rate is 5.1338 shares of our common stock per $1,000 principal amount of the 2030 Notes (equivalent to an initial conversion price of approximately $194.79 per share), subject to adjustment upon the occurrence of certain events. The maximum conversion rate, subject to adjustment, is 6.8022 per $1,000 principal amount of the 2030 Notes which represents a conversion price of approximately $147.01.
The 2030 Notes are not redeemable by us prior to October 6, 2028. On or after that date, and prior to the 51st scheduled trading day immediately preceding the maturity date for the 2030 Notes, we may redeem for cash all or part of the 2030 Notes if the last reported sale price of our common stock has been at least 130% of the conversion price for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption.
Holders may require us to repurchase all or a portion of their notes for cash at 100% of the principal amount plus accrued and unpaid interest to, but excluding, the purchase date upon the occurrence of a “Fundamental Change” (as defined in the Indenture).
We account for the 2030 Notes in accordance with ASC 470-20, Debt with Conversion and Other Options. At issuance, we evaluated the terms of the 2030 Notes and determined that the embedded conversion feature does not require separate accounting as a derivative. The 2030 Notes are recorded as a single liability measured at amortized cost. Interest expense includes a portion recognized at the stated coupon rate, and amortization of any debt discount and issuance costs, as discussed below.
In connection with the issuance of the 2030 Notes in August 2025, we incurred $14.9 million of debt discount and issuance costs, which primarily consisted of underwriting, legal and other professional fees. These costs are netted with the total debt liability and are amortized to interest expense using the effective interest method over the five-year expected life of the 2030 Notes. Annual effective interest rate, including coupon portion was 1.4% as of December 31, 2025. During the year ended December 31, 2025, we recognized a total of $2.4 million in interest expense which included $1.3 million in coupon expense and $1.1 million in amortized issuance costs.

The Indenture contains customary covenants and events of default, including payment defaults, certain bankruptcy events, and failure to comply with other covenants, subject to applicable grace periods. As of December 31, 2025, there were no events of default or violation of any covenants under the Indenture.
The following table summarizes information about the 2030 Notes (in thousands).

December 31, 2025
Principal amount of the Notes outstanding	$460,000
Unamortized discount (including unamortized debt issuance cost)	(13,808)
Total long-term portion of notes payable	$446,192

Fair value of convertible senior notes outstanding (Level 2)	$539,419
Convertible Note Hedge and Warrant Transactions Related to the 2030 Notes
In connection with the pricing of the 2030 Notes and the initial purchasers’ exercise of their overallotment option to purchase additional notes, in August 2025, we entered into convertible note hedge transactions with certain of the initial purchasers of the 2030 Notes or their affiliates and certain other financial institutions (the “option counterparties”), to reduce the potential dilution to holders of our common stock upon conversion of the 2030 Notes and/or offset any cash payments we may be required to make in excess of the principal amount upon conversion of the 2030 Notes. The convertible note hedges have an exercise price of $194.79 per share and are exercisable when and if the 2030 Notes are converted. If upon conversion of the 2030 Notes, the price of our common stock is above the exercise price of the convertible note hedges, the option counterparties will deliver shares of common stock and/or cash with an aggregate value approximately equal to the difference between the price of common stock at the conversion date and the exercise price, multiplied by the number of shares of common stock related to the convertible note hedges being exercised.
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
We also entered into warrant transactions with the option counterparties in connection with the pricing of the 2030 Notes and the initial purchasers’ exercise of their option to purchase additional notes, pursuant to which we issued warrants to purchase 2,361,548 shares of common stock (the “warrants”) to such option counterparties. The warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants. The strike price of the warrants will initially be $294.02 per share, subject to certain adjustments under the terms of the warrants. We received $67.4 million for these warrants. The warrants have various expiration dates ranging from January 2, 2031 to May 27, 2031. The warrants will have a dilutive effect to the extent the market price per share of common stock exceeds the applicable exercise price of the warrants, as measured under the terms of the warrant transactions. The common stock issuable upon exercise of the warrants has not been registered under the Securities Act, and we do not have an obligation and do not intend to file any registration statement with the SEC registering the issuance of the shares under the warrants.
The convertible note hedges and warrants described above are separate transactions entered into by us and are not part of the terms of the 2030 Notes. Holders of the 2030 Notes and warrants will not have any rights with respect to the convertible note hedges.
0.75% Convertible Senior Notes due 2023
In May 2018, we issued $750 million aggregate principal amount of 2023 Notes, bearing cash interest at a rate of 0.75% per year, payable semi-annually. The net proceeds from the offering, after deducting the initial purchasers’ discount and offering expenses, were approximately $733.1 million.
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
Convertible Bond Hedge and Warrant Transactions Related to 2023 Notes

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
In connection with the offering of the 2030 Notes, on August 11, 2025, we entered into the second amendment to the Credit Agreement, to permit, among other things, certain cash settlement payments on the 2030 Notes, subject to customary conditions set forth therein. On September 12, 2025, we entered into the third amendment to the Credit Agreement to, among other things, extend the maturity date to September 12, 2028 and modify the minimum consolidated EBITDA (as defined in the Credit Agreement) covenant to require us to maintain not less than $55 million of consolidated EBITDA (as defined in the Credit Agreement) for the trailing four-quarter period ended September 30, 2025 and each trailing four-quarter period ending thereafter.
As of December 31, 2025 and 2024, we had $124.4 million in available borrowing under the Revolving Credit Facility, after utilizing $0.6 million for letter of credit. The maturity date of the Revolving Credit Facility, as amended, is September 12, 2028. As of December 31, 2025 and 2024, there were no events of default or violation of any covenants under the Revolving Credit Facility.

10. Leases
Finance Lease
In May 2020 and January 2021, we entered into an agreement and the first amendment with Hovione, our third-party manufacturer, to increase our manufacturing of Captisol, respectively. The agreements are considered to include an embedded finance lease under ASC 842, Leases, as it provides the Company the right to use the underlying equipment to exclusively manufacture Captisol. As of December 31, 2021, we had fully paid consideration of $69.1 million for prepaid inventory and capacity ramp-up fee. We assigned consideration in the agreements between lease and non-lease components using relative standalone prices. Since the inception of the agreements, we have assigned $50.2 million of the consideration paid to the non-lease component which is accounted for as prepaid inventory and being amortized to cost of Captisol based on the usage. The remaining balance of $18.9 million was recognized as a right of use asset.
We recorded a $9.8 million of impairment charge based on the fair value of the right of use asset which has been recognized in cost of Captisol in our consolidated statement of operations for the year ended December 31, 2022. As of December 31, 2022, the remaining right of use asset balance was $4.0 million which will be amortized straight-line over the remaining 6 years lease term. During the years ended December 31, 2025, 2024 and 2023, no impairment to this asset group was recorded as there were no indicators of impairment. As of December 31, 2025 and 2024, the remaining right of use asset balance is $2.0 million and $2.7 million, respectively.
Operating Lease
We lease certain administration office facilities, research and development facilities and equipment primarily under various operating leases. Our operating leases have remaining contractual terms up to seven years, some of which include options to extend the leases for up to five years. Lease assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term, including upfront lease payments made and lease incentives, calculated using our incremental borrowing rate generally applicable to the location of the lease asset, unless the implicit rate is readily determinable. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised.
In addition to base rent, certain of our operating leases require variable payments, such as insurance and common area maintenance. These variable lease costs, other than those dependent upon an index or rate, are expensed when the obligation for those payments is incurred. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheets, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term.The depreciable life of lease assets and leasehold improvements is limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.
Operating and finance lease assets and liabilities (in thousands) are as follows:

	December 31, 2025	December 31, 2024
Lease assets
Operating lease assets	$5,152	$6,907
Finance lease assets	2,071	2,766
Total lease assets	$7,223	$9,673

Lease liabilities
Current operating lease liabilities	$1,095	$1,266
Current finance lease liabilities	24	24
	1,119	1,290
Long-term operating lease liabilities	4,204	5,815
Long-term finance lease liabilities	26	49
Total lease liabilities	$5,349	$7,154

Maturity of operating and finance lease liabilities as of December 31, 2025 are as follows (in thousands):

Maturity Dates	Operating Leases	Finance Leases
2026	$1,142	$27
2027	1,214	18
2028	1,124	9
2029	886	2
2030	836	—
Thereafter	1,249	—
Total lease payments	6,451	56
Less tenant improvement allowance	—	—
Less imputed interest	(1,150)	(6)
Present value of lease liabilities	$5,301	$50
As of December 31, 2025, our operating leases had a weighted-average remaining lease term of 5.5 years and a weighted-average discount rate of 6.8%. As of December 31, 2024, our operating leases had a weighted-average remaining lease term of 5.8 years and a weighted-average discount rate of 7.5%. Cash paid for amounts included in the measurement of operating lease liabilities was $1.1 million, $1.3 million and $1.4 million, respectively, for the years ended December 31, 2025, 2024 and 2023. Operating lease expense was $0.9 million (net of sublease income of $0.2 million), $1.3 million (net of sublease income of $0.1 million), and $1.4 million (net of sublease income of $0.3 million) for the years ended December 31, 2025, 2024 and 2023, respectively.
As of December 31, 2025, our finance leases had a weighted-average remaining lease term of 2.4 years and a weighted-average discount rate of 6.6%. As of December 31, 2024, our finance leases had a weighted-average remaining lease term of 3.3 years and a weighted-average discount rate of 6.6%. We excluded the Hovione equipment lease in the calculation of weighted average remaining lease term and weighted average discount rate because the Hovione lease was fully paid off as of December 31, 2021. Cash paid for amounts included in the measurement of these finance lease liabilities was $0.02 million, $0.02 million and $0.05 million, respectively, for the years ended December 31, 2025, 2024 and 2023. Finance lease expense was $0.7 million, $0.5 million and $0.7 million, respectively, for the years ended December 31, 2025, 2024 and 2023.
11. Stockholders’ Equity
Share-based Compensation Expense
The following table summarizes share-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Year Ended December 31,
	2025	2024	2023
Share-based compensation expense as a component of:
Research and development expenses	$4,287	$3,544	$6,248
General and administrative expenses	42,562	37,545	19,495
	$46,849	$41,089	$25,743
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

As of December 31, 2025, there were 0.9 million shares available for future option grants or direct issuance under the Restated Plan and the 2022 Inducement Plan.
Following is a summary of our stock option plan activity and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value (In thousands)
Balance at January 1, 2023	2,991,473	$61.31	6.07	$30,477
Granted	537,432	$72.69
Exercised	(489,076)	$45.83
Forfeited	(399,371)	$66.61
Balance at December 31, 2023	2,640,458	$65.70	5.63	$8,784
Exercisable at December 31, 2023	1,784,209	$64.90	4.26	$7,300
Options vested and expected to vest as of December 31, 2023	2,640,458	$65.70	5.63	$8,784
Granted	783,064	$86.91
Exercised	(1,080,135)	$60.64
Forfeited	(117,114)	$74.58
Balance at December 31, 2024	2,226,273	$75.14	6.58	$71,538
Exercisable at December 31, 2024	1,229,294	$72.15	5.02	$43,120
Options vested and expected to vest as of December 31, 2024	2,226,273	$75.14	6.58	$71,538
Granted	468,876	$114.59
Exercised	(635,820)	$74.04
Forfeited	(58,318)	$83.99
Balance at December 31, 2025	2,001,011	$84.48	7.39	$209,288
Exercisable at December 31, 2025	1,070,597	$75.32	6.47	$121,777
Options vested and expected to vest as of December 31, 2025	2,001,011	$84.48	7.39	$209,288
The weighted-average grant-date fair value of all stock options granted during 2025, 2024 and 2023 was $47.17, $37.81, and $36.65 per share, respectively. The total intrinsic value of all options exercised during 2025, 2024 and 2023 was approximately $44.6 million, $38.6 million, and $12.0 million, respectively.
Cash received from options exercised, net of fees paid, in 2025, 2024 and 2023 was $47.1 million, $65.2 million and $22.2 million, respectively.
Following is a further breakdown of the options outstanding as of December 31, 2025:

Range of exercise prices	Options outstanding	Weighted average remaining life in years	Weighted average exercise price	Options exercisable	Weighted average exercise price
$39.79-$55.75	213,920	5.78	$51.04	194,031	$50.88
$55.98-$67.03	204,845	6.23	$64.38	149,821	$64.37
$67.24-$69.70	215,407	5.55	$69.22	182,407	$69.14
$70.04-$75.09	301,023	7.47	$74.23	171,605	$74.34
$78.56-$88.27	128,209	8.24	$82.20	73,576	$81.26
$89.20-$89.20	352,850	8.16	$89.20	131,697	$89.20
$89.86-$114.76	175,215	6.45	$103.79	99,224	$102.26
$115.26-$115.26	387,782	9.17	$115.26	65,670	$115.26
$122.70-$122.70	10,260	8.92	$122.70	2,566	$122.70
$132.72-$132.72	11,500	9.58	$132.72	—	$—
	2,001,011	7.39	$84.48	1,070,597	$75.32
The assumptions used for the specified reporting periods and the resulting estimates of weighted-average grant date fair value per share of options granted:

Year Ended December 31,
	2025	2024	2023
Risk-free interest rate	3.7%-4.3%	3.5%-4.5%	3.7%-4.6%
Expected volatility	40%-46%	44%-46%	45%-54%
Expected term	4.0 to 4.9 years	4.1 to 4.8 years	4.7 to 5.3 years
As of December 31, 2025, there was $36.1 million of total unrecognized compensation cost related to non-vested stock options under the 2002 Plan. That cost is expected to be recognized over a weighted average period of 2.2 years.
Restricted Stock Activity
The following is a summary of our restricted stock activity and related information:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	350,905	$81.22
Granted	318,588	$85.23
Vested	(167,308)	$84.28
Forfeited	(64,313)	$77.28
Outstanding at December 31, 2024	437,872	$83.55
Granted	231,761	$106.95
Vested	(208,153)	$75.97
Forfeited	(5,933)	$87.97
Outstanding at December 31, 2025	455,547	$98.86
As of December 31, 2025, unrecognized compensation cost related to non-vested stock awards under the 2002 Plan amounted to $22.4 million. That cost is expected to be recognized over a weighted average period of 1.3 years.
Employee Stock Purchase Plan
As of December 31, 2025, 19,657 shares of our common stock are available for future issuance under the Amended Employee Stock Purchase Plan, or ESPP. The ESPP permits eligible employees to purchase up to 1,250 shares of Ligand common stock per calendar year at a discount through payroll deductions. The price at which stock is purchased under the ESPP is equal to 85% of the fair market value of the common stock on the first of a six month offering period or purchase date, whichever is lower. There were 4,836, 6,308 and 5,080 shares issued under the ESPP in 2025, 2024 and 2023, respectively.
Share Repurchases

In April 2023, our Board of Directors has approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50 million of our common stock from time to time through April 2026. We expect to acquire shares, if at all, primarily through open-market transactions in accordance with all applicable requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of repurchase transactions will be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. During the years ended December 31, 2025, 2024 and 2023, we did not repurchase any shares of common stock under the stock repurchase program, respectively.
In connection with the issuance of the 2030 Notes in August 2025, Ligand used approximately $15 million of the net proceeds from the offering to repurchase 102,034 shares of Ligand’s common stock at a price of $147.01 per share. Refer to Note 9, Debt for information on the 2030 Notes offering.
At-the Market Equity Offering Program
On September 30, 2022, we filed a registration statement on Form S-3 (the “Shelf Registration Statement”), which became automatically effective upon filing, covering the offering of common stock, preferred stock, debt securities, warrants and units.
On September 30, 2022, we also entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Stifel, Nicolaus & Company, Incorporated (the “Agent”), under which we were able to sell, from time to time, sell shares of our common stock having an aggregate offering price of up to $100 million in “at the market” offerings through the Agent (the “ATM Offering”). The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $100 million of our common stock from time to time through the ATM Offering. As of the date hereof, the Shelf Registration Statement is no longer effective and the ATM Offering has expired. During the year ended December 31, 2024, we issued 360,325 shares of common stock in the ATM Offering, generating proceeds of $37.4 million, net of commissions and other transaction costs. During the years ended December 31, 2025 and 2023, we did not issue any shares of common stock in the ATM Offering.
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
On August 22, 2024, CyDex Pharmaceuticals, Inc. filed a Verified Complaint in the Delaware Court of Chancery against Bexson Biomedical, Inc. (“Bexson”), asserting claims for declaratory relief and breach of contract arising out of a Captisol In Vivo Agreement (the “In Vivo Agreement”) between the parties, pursuant to which CyDex provided Bexson with research-grade Captisol and related confidential and proprietary information for a potential new formulation of ketamine being developed by Bexson. CyDex alleges that Bexson breached its obligations under the In Vivo Agreement, including by misusing confidential information and materials provided by CyDex and by using CyDex’s confidential information and materials to file patent applications that purport to cover formulations that are “not ketamine”. CyDex also asserts that Bexson failed to return and destroy CyDex’s confidential information and materials as required by the In Vivo Agreement. CyDex seeks relief including specific performance of certain co-ownership provisions of the In Vivo Agreement and disgorgement from Bexson for any benefits obtained in violation of the In Vivo Agreement. On September 27, 2024, Bexson filed a Motion to Dismiss the Verified Complaint. A Verified Amended Complaint was filed by CyDex on November 6, 2024, and a Motion to Dismiss the Verified Amended Complaint was filed by Bexson on January 17, 2025. On May 23, 2025, Bexson withdrew its pending Motion to Dismiss and filed a Verified Counterclaim, Answer, and Affirmative Defenses. On July 17, 2025, CyDex and Bexson agreed to a joint stipulation for a schedule on judgment on the pleadings, providing for briefing to be complete by November 17, 2025. CyDex filed its reply to Bexson’s counterclaim on July 23, 2025. On August 22, 2025, Bexson filed its opening brief in support of its motion for judgment on the pleadings. On September 25, 2025, CyDex filed its partial cross-motion for judgment on the pleadings and opposition to Bexson’s motion, and on October 27, 2025 Bexson filed its combined answering brief in opposition to CyDex’s motion and reply in support of its motion. CyDex filed a reply brief on November 17, 2025. Oral argument on the pending motions for judgment on the pleadings is scheduled to occur on April 22, 2026.

On July 18, 2025, CyDex received a letter (the “Notice Letter”) from PH Health Limited (“PH Health”), a wholly-owned indirect subsidiary of Endo, Inc., stating that PH Health had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) referencing New Drug Application No. 022235, owned by Baxter Healthcare Corp. (“Baxter”) for Captisol®-enabled Nexterone® (amiodarone hydrochloride, 150 mg/100 mL, premixed for injection). In its Notice Letter, PH Health stated that its ANDA includes a certification under 21 U.S.C. § 355(j)(2)(A)(vii)(IV) that, in PH Health’s opinion, CyDex’s U.S. Patent No. 7,635,773 (“the ’773 patent”) is invalid, unenforceable and/or will not be infringed by Par Heath’s ANDA product. The Notice Letter included an explanation intended to support PH Health’s position that its ANDA product would not infringe the ’773 patent but did not include detailed explanations regarding invalidity or unenforceability. On August 29, 2025, during the 45 day period for filing a lawsuit pursuant to the Hatch-Waxman Act, Baxter and CyDex filed a lawsuit in the United States District Court for the Distinct of New Jersey against Par Health Ltd., Par Health USA, Endo USA, Inc., Endo Operations Limited, and Endo, Inc., asserting that the ANDA filing infringed the ’773 patent. See Case No. 3:25-cv-15120-MCA. An Answer was filed on October 27, 2025. Discovery has started but a trial date has not yet been set.
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
13. Income Taxes
For the years ended December 31, 2025, 2024, and 2023, the Company had the following income before income tax from continuing operations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Domestic	$126,428	$(25,855)	$62,140
Foreign	32,532	28,373	1,520
Income before income tax from continuing operations	$158,960	$2,518	$63,660
The components of the income tax expense (benefit) for continuing operations are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current expense (benefit):
Federal	$8,725	$18,277	$(1,186)
State	280	718	218
Foreign	3,612	3,355	780
Total current expense (benefit)	12,617	22,350	(188)

Deferred expense (benefit):
Federal	27,538	(17,767)	9,374
State	574	77	655
Foreign	(6,222)	1,890	—
Total deferred expense (benefit)	21,890	(15,800)	10,029
Total income tax expense (benefit)	$34,507	$6,550	$9,841

A reconciliation of income tax expense (benefit) from continuing operations to the amount computed by applying the statutory federal income tax rate to the net income (loss) from continuing operations is summarized as follows (in thousands):

	Year Ended
	December 31, 2025
	Amount	Percent
Income taxes expense at statutory federal rate	$33,457	21.00%
State and local taxes, net of federal income tax effect(1)	646	0.41%
Foreign tax effects
United Kingdom
Other	390	0.24%
Changes in valuation allowance	(9,389)	(5.89)%
Austria
Other	(518)	(0.33)%
India
Withholding Tax	1,115	0.70%
Effect of cross-border tax laws
Subpart F, net	6,063	3.81%
Foreign derived intangible income	(314)	(0.20)%
Tax credits
Foreign tax credits	(1,115)	(0.70)%
Solar tax credit	(650)	(0.41)%
R&D credit	(134)	(0.08)%
Changes in valuation allowance	3,683	2.31%
Nontaxable or nondeductible items
Section 162(m) officer’s compensation	5,468	3.43%
Equity compensation	(4,373)	(2.74)%
Permanent Items - Other	(137)	(0.09)%
Changes in unrecognized tax benefits	(4)	—%
Other	319	0.20%
Provision for income taxes	$34,507	21.66%
(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include Pennsylvania and Kansas for 2025.
A reconciliation of income tax expense (benefit) from continuing operations to the amount computed by applying the statutory federal income tax rate to the net income (loss) from continuing operations is summarized as follows (in thousands):

	Year ended
	December 31,
	2024	2023
Tax at statutory federal rate	$529	$13,448
Subpart F income	5,649	479
Officer compensation	3,921	844
Foreign tax differential on income/loss of foreign subsidiaries	1,115	(38)
Share-based compensation	602	1,241
Provision to return adjustments	293	2,200
Rate change for changes in federal, foreign or state law	111	342
Contingent liabilities	88	(116)
Change in uncertain tax positions	94	(7,206)
State, net of federal benefit	(85)	397
Research and development credits	(324)	(405)
FDII	(832)	(1,037)

Change in valuation allowance	(1,638)	(1,184)
Foreign tax credits	(3,232)	—
Other	259	876
Total	$6,550	$9,841
The amount of cash taxes paid are as follows (in thousands):

Year Ended December 31,
2025
Federal	$3,660
State	204
Foreign	3,938
Income taxes, net of amounts refunded	$7,802
In 2025, the only jurisdiction with cash taxes paid that equaled or exceeded 5% of total income taxes paid were Federal, UK, and Austria.
We have determined that our foreign earnings are not indefinitely reinvested and have properly accrued for the tax impacts.
Significant components of our deferred tax assets and liabilities as of December 31, 2025 and 2024 are shown below. We assess the positive and negative evidence to determine if sufficient future taxable income will be generated to realize the existing deferred tax assets. Our evaluation of evidence resulted in management concluding that the majority of our deferred tax assets will be realized. However, we maintain a valuation allowance to offset certain net deferred tax assets as management believes realization of such assets are uncertain as of December 31, 2025, 2024 and 2023. The valuation allowance decreased by $7.3 million in 2025 due to a partial release of valuation allowance in the United Kingdom offset by a one time recording of a federal and state valuation allowance recognized in connection with the disposition of LNHC Inc. The valuation allowance decreased by $1.6 million in 2024 and decreased by $1.2 million in 2023.
We offset all deferred tax assets and liabilities by jurisdiction, as well as any related valuation allowance, and present them on our consolidated balance sheet as a non-current deferred income tax asset or liability (as applicable). Deferred tax assets (liabilities) are comprised of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$32,514	$40,385
2030 Notes original issue discount	22,814	—
Research credit carryforwards	19,223	24,404
Stock compensation	11,570	10,726
Financial royalty assets	12,879	—
Capitalized R&D	—	7,090
Other	7,775	13,733
	106,775	96,338
Valuation allowance for deferred tax assets	(48,331)	(55,649)
Net deferred tax assets	58,444	40,689

Deferred tax liabilities:
Identified intangibles	(45,781)	(69,150)
Mark-to-market	(38,226)	—
Other	(2,111)	(3,991)
Net deferred tax liabilities	(86,118)	(73,141)

Deferred income taxes, net	$(27,674)	$(32,452)

As of December 31, 2025, we had federal net operating loss carryforwards set to expire through 2037 of $4.3 million and $162.1 million of state net operating loss carryforwards that begin to expire in 2028. We have $24.3 million of California research and development credit carryforwards that have no expiration date. In addition, we had approximately $81.1 million of non-U.S. net operating loss carryovers and approximately $14.5 million of non-U.S. capital loss carryovers that have no expiration date.
As of December 31, 2024, we had federal net operating loss carryforwards set to expire through 2037 of $21.4 million and $162.8 million of state net operating loss carryforwards that begin to expire in 2028. We also had $6.2 million of federal research and development credit carryforwards, which expire through 2040. We had $29.5 million of California research and development credit carryforwards that have no expiration date. In addition, we had approximately $98.4 million of non-U.S. net operating loss carryovers and approximately $14.4 million of non-U.S. capital loss carryovers that have no expiration date.
Pursuant to Section 382 and 383 of the Internal Revenue Code of 1986, as amended, utilization of our net operating losses and credits may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating losses and credits prior to utilization. The deferred tax assets as of December 31, 2025 are net of any previous limitations due to Section 382 and 383.
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
A reconciliation of the amount of unrecognized tax benefits at December 31, 2025, 2024 and 2023 is as follows (in thousands):

	December 31,
	2025	2024	2023
Balance at beginning of year	$22,471	$22,363	$29,096
Additions based on tax positions related to the current year	5,342	27	47
Additions for tax positions of prior years	192	477	3
Reductions for tax positions of prior years	(361)	(396)	(6,783)
Balance at end of year	$27,644	$22,471	$22,363
Included in the balance of unrecognized tax benefits at December 31, 2025 is $20.6 million of tax benefits that, if recognized would impact the effective rate.
We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2025 and December 31, 2024, we recognized an immaterial amount of interest and penalties. We file income tax returns in the United States, various state jurisdictions, Austria, and United Kingdom with varying statutes of limitations. The federal statute of limitation remains open for the 2022 tax year to the present. The state income tax returns generally remain open for the 2021 tax year through the present. The United Kingdom statute of limitation remains open for the 2021 tax year to the present. The Austrian statute of limitation remains open for the 2021 tax year to the present. Net operating loss and research credit carryforwards arising prior to these years are also open to examination if and when utilized. The Company’s 2019 and 2020 California tax returns are under examination by the California Franchise Tax Board. The Company does not anticipate that the examination will result in a material adjustment to its financial statements. No other income tax returns are currently under examination.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We are responsible for maintaining disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As of the end of the period covered by this Annual Report on Form 10-K, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, and have concluded our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.
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
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) as set forth in the 2013 Internal Control-Integrated Framework. Based on our evaluation under the 2013 framework in Internal Control - Integrated Framework, management concluded that our internal controls over financial reporting were effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our latest fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Ernst & Young LLP, an independent registered public accounting firm, has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K and has issued an attestation report, included herein, on the effectiveness of our internal control over financial reporting as of December 31, 2025.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Ligand Pharmaceuticals Incorporated
Opinion on Internal Control Over Financial Reporting
We have audited Ligand Pharmaceuticals Incorporated’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Ligand Pharmaceuticals Incorporated (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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
February 27, 2026

Item 9B.	Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K).
During the three months ended December 31, 2025, the following officers adopted Rule 10b5-1 trading arrangements as follows:
On November 24, 2025, Andrew Reardon, our Chief Legal Officer, adopted a 10b5-1 trading arrangement that is designed to be in effect until September 2, 2026 with respect to the sale of up to 30,000 shares of the Company’s common stock all of which underlie stock options held by Mr. Reardon. Through the date of this report, Mr. Reardon has not sold any shares under the plan.
On November 19, 2025, Octavio Espinoza, our Chief Financial Officer, adopted a 10b5-1 trading arrangement that is designed to be in effect until July 31, 2026 with respect to the sale of up to 5,130 shares of the Company’s common stock all of which underlie stock options that number of shares of the Company’s common stock issued upon settlement of certain stock awards held by Mr. Espinoza minus any shares sold or withheld to cover the applicable tax payments. Through the date of this report, Mr. Espinoza has not sold any shares under the plan.
Each of the aforementioned trading arrangements is intended to satisfy the affirmative defense of Rule 10b5-1(c).

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
The other information under Item 10 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2025.

Item 11.	Executive Compensation
Item 11 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2025.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12, including the information required by Item 201(d) of Regulation S-K, is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2025.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 13 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2025.

Item 14.	Principal Accountant Fees and Services

Item 14 is hereby incorporated by reference to Ligand’s Definitive Proxy Statement to be filed with the SEC within 120 days of December 31, 2025.

PART IV

Item 15.	Exhibits and Financial Statement Schedule
(a) The following documents are included as part of this Annual Report on Form 10-K.
(1) Financial statements

(2) Schedules not included herein have been omitted because they are not applicable or the required information is in the consolidated financial statements or notes thereto.
(3) The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1*	Agreement and Plan of Merger, dated as of March, 23, 2022, by and among Avista Public Acquisition Corp. II, Ligand Pharmaceuticals Incorporated, OmniAb, Inc. and Orwell Merger Sub Inc.	8-K	001-33093	March 24, 2022	2.1
2.2*	Separation and Distribution Agreement, dated as of March 23, 2022, by and among Avista Public Acquisition Corp. II, Ligand Pharmaceuticals Incorporated and OmniAb, Inc.	8-K	001-33093	March 24, 2022	2.2
2.3*	Agreement on the Acquisition of Stocks in Apeiron Biologics AG entered on July 8, 2024, between Ligand Pharmaceuticals Incorporated and the sellers.	10-Q	001-33093	August 7, 2024	2.1
2.4†	Purchase and Sale Agreement entered on February 24, 2025 among Ligand Pharmaceuticals Incorporated, Castle Creek Biosciences, Inc., Castle Creek Biosciences, LLC and a syndicate of co-investors for which Ligand acted as representative (collectively, including Ligand, the “Purchasers”).	10-Q	001-33093	May 9, 2025	2.1
3.1	Amended and Restated Certificate of Incorporation of the Company.	S-4	333-58823	July 9, 1998	3.1
3.2	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 14, 2000	10-K	0-20720	March 29, 2001	3.5
3.3	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated June 30, 2004	10-Q	0-20720	August 5, 2004	3.6
3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated November 17, 2010	8-K	001-33093	November 19, 2010	3.1
3.5	Certificate of Amendment of the Amended and Restated Certification of Incorporation of the Company, dated June 19, 2018	S-8	333-233130	August 8, 2019	3.6
3.6	Fifth Amended and Restated Bylaws of the Company	8-K	001-33093	April 19, 2024	3.1
4.1	Specimen stock certificate for shares of the common stock of the Company	10-K	001-33093	March 1, 2018	4.1

4.2	Description of Registered Securities	10-K	001-33093	February 24, 2021	4.3
4.3	Indenture, dated as of August 14, 2025, by and between Ligand Pharmaceuticals Incorporated and U.S. Bank National Association, as Trustee.	8-K	001-33093	August 14, 2025	4.1
4.4	Form of Global Note, representing Ligand Pharmaceuticals Incorporated’s 0.75% Convertible Senior Notes due 2030 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-33093	August 14, 2025	4.2
10.1#	2002 Stock Incentive Plan (as amended and restated effective June 10, 2022)	DEF 14A	001-33093	April 22, 2022	Appendix A
10.2#	2002 Employee Stock Purchase Plan (as amended and restated effective June 6, 2019)	DEF	001-33093	April 24, 2019	Appendix B
10.3#	Form of Stock Option Grant Notice and Stock Option Agreement under the Company’s 2002 Stock Incentive Plan	10-K	001-33093	February 24, 2014	10.5
10.4#	Form of Stock Issuance Agreement for non-employee directors under the Company’s 2002 Stock Incentive Plan	S-1	333-131029	January 13, 2006	10.289
10.5#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Company’s 2002 Stock Incentive Plan	10-K	001-33093	March 1, 2018	10.6
10.6#	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Company’s 2002 Stock Incentive Plan - Performance-Based RSU Form	10-K	001-33093	March 1, 2018	10.7
10.7#	Form of Executive Officer Change in Control Severance Agreement	8-K	001-33093	August 22, 2007	10.1
10.8#	Form of Change in Control Severance Agreement	10-Q	001-33093	May 8, 2023	10.3
10.9#	Amended and Restated Severance Plan, effective November 1, 2022	10-K	001-33093	February 28, 2023	10.8
10.10#	Director Compensation and Stock Ownership Policy, as amended and restated, effective August 4, 2023	10-Q	001-33093	August 9, 2023	10.1
10.11#*	2022 Employment Inducement Plan	10-Q	001-33093	August 9, 2022	10.2
10.12#	Amendment to 2022 Employee Inducement Plan	10-K	001-33093	February 29, 2024	10.12
10.13#*	Form of Stock Option Agreement under the Company’s 2022 Employment Inducement Plan	10-Q	001-33093	August 9, 2022	10.3
10.14#*	Form of Restricted Stock Unit Award Agreement under the Company’s 2022 Employment Inducement Plan	10-Q	001-33093	August 9, 2022	10.4
10.15#*	Form of Performance-Based Restricted Stock Unit Award Agreement under the Company’s 2022 Employment Inducement Plan	10-Q	001-33093	August 9, 2022	10.5
10.16#*	Separation Agreement, effective December 12, 2022, by and between Ligand Pharmaceuticals Incorporated and John Higgins	10-K	001-33093	February 28, 2023	10.14
10.17#**	Severance Agreement, effective December 5, 2022, by and between Ligand Pharmaceuticals Incorporated and Todd C. Davis	10-K	001-33093	February 28, 2023	10.15
10.18#	Severance Agreement and General Release dated as of August 2, 2024, between Ligand Pharmaceuticals Incorporated and Mr. Korenberg.	10-Q	001-33093	November 8, 2024	10.2

10.19	Tax Matters Agreement, dated as of November 1, 2022, by and among OmniAb, Inc.(f/k/a Avista Public Acquisition Corp. II) Ligand Pharmaceuticals Incorporated and OmniAb Operations, Inc. (f/k/a OmniAb, Inc.)	8-K	001-33093	November 4, 2022	10.1
10.20*	Amended and Restated Employee Matters Agreement, dated as of August 18, 2022, by and among Ligand Pharmaceuticals Incorporated, OmniAb Operations, Inc. (f/k/a OmniAb, Inc.), OmniAb, Inc. (f/k/a Avista Public Acquisition Corp. II) and Orwell Merger Sub Inc.	10-Q	001-33093	November 8, 2022	10.1
10.21	TR Beta Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 28, 2010	10.2
10.22	General Contingent Value Rights Agreement, dated January 27, 2010, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 28, 2010	10.4
10.23	Amendment of General Contingent Value Rights Agreement, dated January 26, 2011, among the Company, Metabasis Therapeutics, Inc., David F. Hale and Mellon Investor Services LLC	8-K	001-33093	January 31, 2011	10.1
10.24	Amendment of General Contingent Value Rights Agreement dated May 20, 2014 among the Company, Metabasis Therapeutics, Inc., David F. Hale and Computershare Inc.	8-K	001-33093	May 22, 2014	10.1
10.25	Amendment of TR Beta Contingent Value Rights Agreement dated May 20, 2014 among the Company, Metabasis Therapeutics, Inc., David F. Hale and Computershare, Inc.	8-K	001-33093	May 22, 2014	10.2
10.26†	Captisol® Supply Agreement, dated December 20, 2002, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited and Hovione International Limited	10-K	001-33093	March 3, 2011	10.1
10.27†	1st Amendment to Captisol® Supply Agreement, dated July 29, 2005, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited and Hovione International Limited	10-K	001-33093	March 3, 2011	10.101
10.28	2nd Amendment to Captisol® Supply Agreement, dated March 1, 2007, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited	10-K	001-33093	March 3, 2011	10.102
10.29†	3rd Amendment to Captisol® Supply Agreement, dated January 25, 2008, among CyDex, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited, and Hovione International Limited	10-K	001-33093	March 3, 2011	10.103
10.30†	4th Amendment to Captisol® Supply Agreement, dated September 28, 2009, among CyDex Pharmaceuticals, Inc., Hovione LLC, Hovione FarmaCiencia S.A., Hovione Pharmascience Limited and Hovione International Limited	10-K	001-33093	March 3, 2011	10.104
10.31†	License Agreement, dated September 3, 1993, between CyDex L.C. and The University of Kansas	10-K	001-33093	March 3, 2011	10.105
10.32	First Amendment to License Agreement, dated February 24, 1998, between CyDex, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.106
10.33†	Second Amendment to License Agreement, dated August 4, 2004, between CyDex, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.107
10.34†	Acknowledgement Agreement, dated February 22, 2008, between CyDex, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.111
10.35†	Exclusive License Agreement, dated June 4, 1996, between Pfizer, Inc. and The University of Kansas	10-K	001-33093	March 3, 2011	10.108

10.36†	Addendum to Nonexclusive License Agreement, dated December 11, 2001, between CyDex, Inc. and Pfizer, Inc.	10-K	001-33093	March 3, 2011	10.11
10.37†	License Agreement, by and between CyDex Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc., dated as of March 8, 2013	10-Q	001-33093	May 8, 2013	10.2
10.38†	Supply Agreement, by and between CyDex Pharmaceuticals, Inc. and Spectrum Pharmaceuticals, Inc., dated as of March 8, 2013	10-Q	001-33093	May 8, 2013	10.3
10.39†	Addendum, dated May 22, 2019, by and among Ligand Pharmaceuticals Incorporated, CyDex Pharmaceuticals, Inc., and Acrotech Biopharma LLC (as successor-in-interest to Spectrum Pharmaceuticals, Inc.), to that certain License Agreement between Ligand Pharmaceuticals Incorporated and Spectrum Pharmaceuticals, Inc., dated March 8, 2013	10-Q	001-33093	August 8, 2019	10.1
10.40†	Royalty Stream and Milestone Payments Purchase Agreement, dated April 29, 2013, between the Company and Selexis S.A.	10-Q	001-33093	August 1, 2013	10.2
10.41†	Master License Agreement dated May 21, 2014 among the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.	10-Q	001-33093	August 5, 2014	10.2
10.42†	First Amendment to Master License Agreement dated September 6, 2014 among the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.	10-Q	001-33093	October 31, 2014	10.9
10.43†	Second Amendment to Master License Agreement, dated April 8, 2015, among the Company, Metabasis Therapeutics, Inc. and Viking Therapeutics, Inc.	10-Q	001-33093	August 5, 2015	10.1
10.44†	Development Funding and Royalties Agreement, dated December 13, 2018, by and between Ligand Pharmaceuticals Incorporated and Palvella Therapeutics, Inc.	10-K	001-33093	February 28, 2019	10.48
10.45	Amendment No. 1 to Development Funding and Royalties Agreement, dated as of May 22, 2020, by and between the Company and Palvella Therapeutics, Inc.	10-K	001-33093	February 29, 2024	10.44
10.46	Amendment No. 2 to Development Funding and Royalties Agreement, dated as of November 29, 2023, by and between the Company and Palvella Therapeutics, Inc.	10-K	001-33093	February 29, 2024	10.45
10.47**	Sublicense Agreement between the Company, Pharmacopeia, Inc. and Retrophin LLC dated as of February 16, 2012, as amended through Amendment No. 5 to Sublicense Agreement, dated March 20, 2018.	10-K	001-33093	February 28, 2022	10.37
10.48†	Interest Purchase Agreement, dated May 3, 2016, between the Company and CorMatrix Cardiovascular, Inc.	8-K/A	001-33093	May 9, 2016	10.1
10.49	Amended and Restated Interest Purchase Agreement, dated May 31, 2017, between the Company and CorMatrix Cardiovascular, Inc.	10-Q	001-33093	August 9, 2017	10.2
10.50#	Form of Indemnification Agreement between the Company and each of its directors	10-K	001-33093	March 1, 2018	10.60
10.51#	Form of Indemnification Agreement between the Company and each of its officers	10-K	001-33093	March 1, 2018	10.61
10.52†	Addendum, dated May 22, 2019, by and among Ligand Pharmaceuticals Incorporated, CyDex Pharmaceuticals, Inc., and Acrotech Biopharma LLC (as successor-in-interest to Spectrum Pharmaceuticals, Inc.), to that certain License Agreement between Ligand Pharmaceuticals Incorporated and Spectrum Pharmaceuticals, Inc., dated March 8, 2013	10-Q	001-33093	August 8, 2019	10.1

10.53	At-the-Market Equity Offering Sales Agreement, dated September 30, 2022, by and between the Registrant and Stifel, Nicolaus & Company, Incorporated	S-3ASR	333-267678	September 30, 2022	1.2
10.54	Credit Agreement, dated as of October 12, 2023, by and among the Registrant, certain of its subsidiaries, as Guarantors (as defined therein), the Lenders (as defined therein), and Citibank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer	8-K	001-33093	October 18, 2023	10.1
10.55	First Amendment to Credit Agreement, dated as of July 8, 2024, among Ligand Pharmaceuticals Incorporated, certain of its subsidiaries, as Guarantors, the Lenders, and Citibank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer.	10-Q	001-33093	August 7, 2024	10.1
10.56	Second Amendment to Credit Agreement, dated as of August 11, 2025, to that certain Credit Agreement, dated as of October 12, 2023, by and among Ligand Pharmaceuticals Incorporated, certain of its subsidiaries, as Guarantors (as defined therein), the Lenders (as defined therein) party thereto, and Citibank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (each as defined therein), as amended by that certain First Amendment to Credit Agreement, dated as of July 8, 2024.	8-K	001-33093	August 11, 2025	10.1
10.57	Form of Convertible Note Hedge Transaction Confirmation.	8-K	001-33093	August 14, 2025	10.1
10.58	Form of Warrant Transaction Confirmation.	8-K	001-33093	August 14, 2025	10.2
10.59	Third Amendment to Credit Agreement, dated as of September 12, 2025, to that certain Credit Agreement, dated as of October 12, 2023, by and among Ligand Pharmaceuticals Incorporated, certain of its subsidiaries, as Guarantors (as defined therein), the Lenders (as defined therein) party thereto, and Citibank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (each as defined therein), as amended by that certain First Amendment to Credit Agreement, dated as of July 8, 2024 and as amended by that certain Second Amendment to Credit Agreement.	8-K	001-33093	September 16, 2025	10.1
10.60*	Purchase and Sale Agreement, dated May 6, 2024, by and among Ligand Pharmaceuticals Incorporated, Agenus Inc., Agenus Royalty Fund, LLC, and Agenus Holdings 2024, LLC	10-Q	001-33093	August 7, 2024	10.2
19.1	Insider Trading Policy	10-Q	001-33093	November 7, 2025	19.1
21.1	Subsidiaries of the Company					X
23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1***	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Policy for Recovery of Erroneously Awarded Compensation	10-K	001-33093	February 29, 2024	97
101
The following financial information from our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.
X
104	The cover page from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, formatted in Inline XBRL and contained in Exhibit 101.					X

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
***    These certifications are deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 16.	Form 10-K Summary
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIGAND PHARMACEUTICALS INCORPORATED

By:	/S/ TODD C. DAVIS
Todd C. Davis,
Chief Executive Officer
Date: February 27, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TODD C. DAVIS	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2026
Todd C. Davis

/s/ OCTAVIO ESPINOZA	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2026
Octavio Espinoza

/s/ JOHN W. KOZARICH	Director and Chairman of the Board	February 27, 2026
John W. Kozarich

/s/ JASON M. ARYEH	Director	February 27, 2026
Jason M. Aryeh

/s/ NANCY R. GRAY	Director	February 27, 2026
Nancy R. Gray

/s/ JASON HAAS	Director	February 27, 2026
Jason Haas

/s/ JOHN L. LAMATTINA	Director	February 27, 2026
John L. LaMattina

/s/ STEPHEN L. SABBA	Director	February 27, 2026
Stephen L. Sabba

/s/ MARTINE ZIMMERMANN	Director	February 27, 2026
Martine Zimmermann