Form 10-Q
period 2026-03-31
LIGAND PHARMACEUTICALS INC
filed 2026-05-08
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 5, 2026, the registrant had 20,041,061 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2025 Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
ESPP	Ligand Pharmaceuticals Incorporated Employee Stock Purchase Plan, as amended and restated, effective June 6, 2019
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
GAAP	Generally accepted accounting principles in the United States
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
Metabasis	Metabasis Therapeutics, Inc.
NDA	New Drug Application
Palvella	Palvella Therapeutics, Inc.
Q1 2025	The Company’s fiscal quarter ended March 31, 2025
Q1 2026	The Company’s fiscal quarter ended March 31, 2026
SBC	Share-based compensation expense
SEC	Securities and Exchange Commission
Takeda	Takeda Pharmaceutical Company Limited
Travere	Travere Therapeutics, Inc.
Viking	Viking Therapeutics, Inc.

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$115,077	$174,927
Short-term investments	664,328	558,594
Accounts receivable, net	53,383	59,601
Inventory	13,266	9,126
Short-term portion of financial royalty assets, net	12,151	22,792
Income taxes receivable	1,415	1,446
Other current assets	5,795	5,785
Total current assets	865,415	832,271
Intangible assets, net	217,341	225,438
Goodwill	101,541	101,541
Long-term portion of financial royalty assets, net	193,536	196,877
Noncurrent derivative assets	13,527	15,632
Equity method investments	31,515	46,500
Other investments	87,770	121,451
Deferred income taxes, net	8,473	8,345
Other assets	12,987	12,582
Total assets	$1,532,105	$1,560,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,264	$3,238
Accrued liabilities	31,845	31,453
Income taxes payable	1,893	1,239
Current contingent liabilities	277	287
Current operating lease liabilities	1,088	1,095
Other current liabilities	300	135
Total current liabilities	40,667	37,447
Long-term contingent liabilities	3,498	2,934
Long-term operating lease liabilities	3,993	4,204
2030 convertible senior notes, net	446,896	446,192
Deferred income taxes, net	22,614	36,019
Other long-term liabilities	17,115	16,629
Total liabilities	534,783	543,425
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 20,029 and 19,774 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	20	20
Additional paid-in capital	397,169	400,649
Accumulated other comprehensive income	5,390	8,455
Retained earnings	594,743	608,088
Total stockholders’ equity	997,322	1,017,212
Total liabilities and stockholders’ equity	$1,532,105	$1,560,637
See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended
	March 31,
	2026	2025
Revenues and income:
Revenue from intangible royalty assets	$32,931	$21,587
Income from financial royalty assets	10,027	5,902
Royalties	42,958	27,489
Captisol	8,654	13,460
Contract revenue and income	110	4,384
Total revenues and income	51,722	45,333
Operating costs and expenses:
Cost of Captisol	3,273	4,849
Amortization of intangibles	8,097	8,257
Research and development	2,148	50,085
General and administrative	20,836	18,801
Fair value adjustments to partner program derivatives	—	(443)
Total operating costs and expenses	34,354	81,549
Operating income (loss)	17,368	(36,216)
Non-operating income and expenses:
Gain (loss) from short-term investments	3,869	(12,367)
Loss from change in fair value of equity-method investments and other investments	(49,229)	—
Interest income	6,655	1,771
Interest expense	(1,747)	(867)
Other non-operating expense, net	(1,175)	(2,501)
Total non-operating expenses, net	(41,627)	(13,964)
Loss before income taxes	(24,259)	(50,180)
Income tax benefit	10,914	7,729
Net loss	$(13,345)	$(42,451)

Basic net loss per share	$(0.67)	$(2.21)
Shares used in basic per share calculation	19,883	19,191

Diluted net loss per share	$(0.67)	$(2.21)
Shares used in diluted per share calculation	19,883	19,191
See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2026	2025
Net loss	$(13,345)	$(42,451)
Unrealized net loss on available-for-sale securities, net of tax	(732)	(22)
Foreign currency translation adjustment, net of tax	(2,333)	4,401
Comprehensive loss	$(16,410)	$(38,072)
See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional paid in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2025	19,774	$20	$400,649	$8,455	$608,088	$1,017,212
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	255	—	(14,076)	—	—	(14,076)
Share-based compensation	—	—	10,596	—	—	10,596
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(732)	—	(732)
Foreign currency translation adjustment, net of tax	—	—	—	(2,333)	—	(2,333)
Net loss	—	—	—	—	(13,345)	(13,345)
Balance at March 31, 2026	20,029	$20	$397,169	$5,390	$594,743	$997,322

	Common Stock		Additional paid in capital	Accumulated other comprehensive loss	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2024	19,106	$20	$337,377	$(5,942)	$498,984	$830,439
ASU 2025-07 adoption: impact as of January 1, 2025	—	—	—	—	(438)	$(438)
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	170	—	(4,669)	—	—	(4,669)
Share-based compensation	—	—	7,836	—	—	7,836
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(22)	—	(22)
Foreign currency translation adjustment, net of tax	—	—	—	4,401	—	4,401
Net loss (as reported)	—	—	—	—	(42,451)	(42,451)
ASU 2025-07 adoption: impact on net loss	—	—	—	—	498	498
Balance at March 31, 2025*	19,276	$20	$340,544	$(1,563)	$456,593	$795,594
*Interim equity balances reflect the impact of ASU 2025-07 adoption in Q3 2025 effective January 1, 2025.
See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three months ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,345)	$(42,451)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Change in estimated fair value of contingent liabilities	624	1,879
Depreciation of fixed assets and amortization of intangible assets	8,216	8,770
Accretion of short-term investments	(1,502)	(839)
Amortization of debt discount and issuance fees	803	136
Non-cash income from financial royalty assets	4,796	(461)
CECL adjustment to financial royalty assets	21	(330)
Loss on derivative instruments	837	174
Loss from change in fair value of equity-method investments and other investments	49,229	—
Share-based compensation	10,596	7,836
Deferred income taxes, net	(13,532)	(8,844)
(Gain) loss from short-term investments	(3,869)	12,367
Lease amortization expense	479	571
Other	(547)	915
Changes in operating assets and liabilities:
Accounts receivable	6,409	(576)
Inventory	(4,140)	(500)
Accounts payable and accrued liabilities	2,714	(2,149)
Income tax receivable and payable	695	335
Deferred revenue	—	(293)
Other assets and liabilities	207	(1,985)
Net cash provided by (used in) operating activities	48,691	(25,445)

Cash flows from investing activities:
Acquisition of financial royalty assets	—	(1,821)
Proceeds from financial royalty assets	6,979	3,149
Purchases of derivatives	—	(7,620)
Proceeds from sale of derivatives	431	—
Purchases of property and equipment	(228)	(214)
Purchases of short-term investments	(222,179)	(59,374)
Proceeds from sale of short-term investments	1,300	38,414
Proceeds from maturity of short-term investments	119,350	32,360
Net cash (used in) provided by investing activities	(94,347)	4,894

Cash flows from financing activities:
Debt discount and payment of debt issuance cost	(50)	(71)
Payments under finance lease obligations	(7)	(7)
Net proceeds from stock option exercises and ESPP	7,654	4,222

Taxes paid related to net share settlement of equity awards	(21,730)	(8,891)
Net cash used in financing activities	(14,133)	(4,747)
Effect of exchange rate changes on cash and cash equivalents	(44)	1,058
Net decrease in cash, cash equivalents and restricted cash, including cash and cash equivalents classified within assets held for sale	(59,833)	(24,240)
Less: net increase in cash and cash equivalents classified within assets held for sale	—	(78)
Net decrease in cash, cash equivalents and restricted cash	(59,833)	(24,318)
Cash, cash equivalents and restricted cash at beginning of period	174,927	72,307
Cash, cash equivalents and restricted cash at end of period	$115,094	$47,989

Supplemental disclosure of cash flow information:
Interest paid	$97	$97
Taxes paid	$774	$280
Restricted cash in other current assets as at end of period	$17	$—

Supplemental schedule of non-cash investing and financing activities:
Addition of right-of-use assets and lease liabilities	$—	$828
Unrealized loss on available-for-sale investments, net of tax	$(732)	$(22)
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
Basis of Presentation and Principles of Consolidation
Our unaudited condensed consolidated financial statements include the financial statements of Ligand and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We have included all adjustments, consisting only of normal recurring adjustments, which we considered necessary for a fair presentation of our financial results. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our 2025 Annual Report. Interim financial results are not necessarily indicative of the results that may be expected for the full year.
Segment Information
The Company has one operating and reportable segment: investing in the clinical development and commercialization of high-value medicines. The Company’s Chief Operating Decision Maker (“CODM”) is Todd Davis, our Chief Executive Officer. The CODM uses net income (loss) as a single segment profit or loss measure to evaluate our single segment performance, and in deciding whether to reinvest into the existing assets, or to new potential opportunities. Our CODM relies on internal management reporting processes that provide information on segment operating income (loss) for making financial decisions and allocating resources. The CODM does not evaluate, manage or measure performance of segments using asset information.
The information on significant segment expenses that are regularly provided to the CODM, and other segment items included within the reported segment profit or loss measure, is presented in a table below:

	Three months ended
	March 31,
	2026	2025
Total revenues and income	$51,722	$45,333
Share-based compensation	(10,596)	(7,836)
Other segment items:
Amortization of intangibles	(8,097)	(8,257)
Depreciation of property and equipment	(119)	(513)
Interest income	6,655	1,771
Interest expense	(1,747)	(867)
Other *	(51,163)	(72,082)
Net loss	$(13,345)	$(42,451)
* Other items for the three months ended March 31, 2026 and 2025 include the amount of other general, administrative, research and development expenses of $12.3 million and $60.5 million (net of share-based compensation and depreciation expenses), respectively, and additional income and expense items that are presented in the condensed consolidated statements of operations such as fair value adjustments to partner program derivatives, cost of Captisol and other non-operating income and expenses.
Significant Accounting Policies
We have described our significant accounting policies in Note 1, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2025 Annual Report.
Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes. Actual results may differ from those estimates.
Revenue and Income
Our revenue and income is generated primarily from royalties on sales of products commercialized by our partners, Captisol material sales, income from financial royalty assets, contract revenue for license fees, technical, regulatory and sales-based milestone payments, and income resulting from other royalty transactions.
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
Deferred Revenue
Depending on the terms of the arrangement, we may also defer a portion of the consideration received because we have to satisfy a future obligation. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the condensed consolidated balance sheets. Except for royalty revenue and certain service revenue, we generally receive payment at the point we satisfy our obligation or soon after. Any fees billed in advance of being earned are recorded as deferred revenue. During the three months ended March 31, 2026 and 2025, the amount recognized as revenue that was previously deferred was zero and $0.3 million, respectively.
Disaggregation of Revenue
The following table represents disaggregation of royalties, Captisol, and contract revenue and income (in thousands):

	Three months ended
	March 31,
	2026	2025
Royalties
Filspari	$11,322	$5,301
Kyprolis	6,740	4,723
Rylaze	3,221	3,119
Ohtuvayre	2,987	1,412
Capvaxive	1,969	885
Vaxneuvance	1,610	1,285
Teriparatide injection	1,321	1,191
Other	3,761	3,671
Revenue from intangible royalty assets	32,931	21,587
Qarziba	6,299	5,442
Ohtuvayre inventors	3,047	—
Other	681	460
Income from financial royalty assets	10,027	5,902
Total royalties	42,958	27,489

Captisol	8,654	13,460
Contract revenue and income
Contract revenue	110	4,384
Total contract revenue and income	110	4,384
Total revenues and income	$51,722	$45,333
Short-term Investments
The following table summarizes the various categories of our short-term investments at March 31, 2026 and December 31, 2025 (in thousands):

March 31, 2026	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Government Agencies	$233,993	$11	$(295)	$233,709
U.S. Treasuries	177,254	11	(167)	177,098
Corporate notes/bonds	116,973	66	(284)	116,755
Corporate equity securities	18,788	60,618	(3,142)	76,264
Commercial paper	60,532	2	(32)	60,502
Total short-term investments	$607,540	$60,708	$(3,920)	$664,328

December 31, 2025
U.S. Government Agencies	$175,780	$89	$(38)	$175,831
Corporate notes/bonds	124,249	98	(52)	124,295
U.S. Treasuries	113,055	137	(4)	113,188
Commercial paper	74,473	21	(8)	74,486
Corporate equity securities	15,733	58,852	(3,791)	70,794
Total short-term investments	$503,290	$59,197	$(3,893)	$558,594
Gain (loss) from short-term investments in our condensed consolidated statements of operations includes both realized and unrealized gain (loss) from our short-term investments in corporate equity securities, and realized gain (loss) from available-for-sale debt securities.
The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	March 31, 2026
	Amortized Cost	Fair Value
Within one year	$351,283	$351,065
After one year through five years	237,469	236,999
Total	$588,752	$588,064
Our investment policy is capital preservation and we only invest in U.S.-dollar denominated investments. Allowances are recorded for available-for-sale debt securities with unrealized losses. This limits the amount of credit losses that can be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases.We held a total of 194 investments which were in an unrealized loss position with a total of $0.8 million unrealized losses as of March 31, 2026. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses are largely due to changes in interest rates and not to unfavorable changes in the credit quality associated with these securities that impacted our assessment on collectability of principal and interest. Accordingly, there was no credit loss recognized for the three months ended March 31, 2026. There was no credit loss recognized for the three months ended March 31, 2025.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable arise primarily from sales on credit to customers. We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined by using the loss-rate method, which requires an estimation of loss rates based upon historical loss experience adjusted for factors that are relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers. During the three months ended March 31, 2026 and 2025, we considered the current and expected future economic and market conditions and concluded a decrease of $0.2 million and an increase of $0.3 million in the aggregate of general and specific allowance for credit losses, respectively.
Inventory
Inventory, which consists of finished goods (Captisol), is stated at the lower of cost or net realizable value. We determine cost using the specific identification method. We analyze our inventory levels periodically and write down inventory to net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There was no obsolete inventory charge recorded during the three months ended March 31, 2026 and 2025. In addition to finished goods, as of March 31, 2026 and December 31, 2025, inventory included prepayments of $1.8 million and $2.1 million, respectively, to our supplier for Captisol.

Goodwill and Intangible Assets, Net
Goodwill and other identifiable intangible assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Indefinite-lived intangible assets
Goodwill	$101,541	$101,541
Definite-lived intangible assets
Complete technology	29,619	29,619
Less: accumulated amortization	(21,286)	(20,809)
Trade name	2,642	2,642
Less: accumulated amortization	(2,010)	(1,976)
Customer relationships	29,600	29,600
Less: accumulated amortization	(22,517)	(22,144)
Contractual relationships	360,000	360,000
Less: accumulated amortization	(158,707)	(151,494)
Total definite lived intangible assets	217,341	225,438
Total goodwill and other identifiable intangible assets, net	$318,882	$326,979
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

The short-term portion of financial royalty assets represents an estimation for current quarter royalty receipts which are normally collected during the subsequent quarter, and, as applicable, also includes royalty receipts from previous periods that have not been collected.
For additional information, see Note 4, Financial Royalty Assets, net.
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
Derivative Assets
As of March 31, 2026, all our derivative assets are warrants and options which are not used for risk management purposes. For additional information, see Note 3, Investment Transactions.
As a result of our early adoption of ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-07”), certain assets previously accounted for as derivatives have been qualified for a new derivative scope exception introduced by ASU 2025-07, and are now accounted for as financial royalty assets with January 1, 2025 being the effective date of ASU 2025-07 adoption. Such assets include (1) our rights in future milestone and royalty payments from Agenus partner programs, (2) rights to receive from Primrose Bio 50% of milestone payments on certain contracts previously entered into by Primordial Genetics (“Primrose mRNA”), and (3) Castle Creek Milestone (as defined in Note 3, Investment Transactions). For additional information, see Note 4, Financial Royalty Assets, net.
All derivatives are measured at fair value on the condensed consolidated balance sheets. Derivative assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
LeonaBio Series A Warrant	$1,268	$—
Total current derivative assets(1)	$1,268	$—

Castle Creek Warrant	$5,207	$4,989
Orchestra Warrant	3,868	3,799
LeonaBio Warrants (noncurrent)	1,153	1,461
Agenus Warrant(2)	1,409	1,322
Pelthos Conversion Option	1,408	3,432
Arecor Warrant	482	629
Total noncurrent derivative assets	$13,527	$15,632
(1) Current derivative assets are included in the other current assets balance of the condensed consolidated balance sheet.
(2) In connection with the entry into the Purchase and Sale Agreement with Agenus in May 2024, Agenus issued us a five-year warrant (“Agenus Warrant”) to purchase 867,052 shares of its common stock, at an exercise price equal to $17.30. On December 22, 2025, we entered into an amendment to the Purchase and Sale Agreement with Agenus reducing the Agenus Warrant exercise price from $17.30 to $7.50. The fair value of the Agenus Warrant is determined using a Black-Scholes model. The following assumptions were used as of March 31, 2026 and December 31, 2025, respectively: expected term of 3.2 years and 3.4 years, volatility of 99% and 97%, risk-free rate of 3.8% and 3.6%, Agenus stock price of $3.34 and $3.14.
A change in the fair value of warrants and options that amounted to $(0.8) million for the three months ended March 31, 2026 was included in other non-operating expense, net, in the condensed consolidated statement of operations, which included $(2.0) million for the Pelthos Conversion Option and $(0.1) million for the Arecor Warrant, partially offset by $1.0 million for the LeonaBio Warrants, $0.2 million for the Castle Creek Warrant, $0.1 million for the Orchestra Warrant and $0.1 million for the Agenus Warrant.

A change in the fair value of Agenus partner programs and Primrose mRNA derivative that amounted to $0.3 million and $0.1 million, respectively, for the three months ended March 31, 2025, was included in fair value adjustments to partner program derivatives in the condensed consolidated statement of operations. A change in the fair value of other derivatives that amounted to $(0.6) million for the three months ended March 31, 2025, was included in other non-operating expense, net, in the condensed consolidated statement of operations, which included $(0.5) million for the Agenus Warrant and $(0.1) million for the Castle Creek Warrant.
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
Equity method investments the Company elected a fair value option for are measured at fair value with changes in fair value recognized in earnings each reporting period and presented in gain (loss) from change in fair value of equity method investments and other investments in our condensed consolidated statements of operations. The Company elected the fair value option for the equity method investment in Pelthos. The election was made to simplify the accounting and reporting process, as Pelthos is a publicly traded entity with readily available market price.
Equity method investments the Company did not elect a fair value option for are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any impairment of equity method investments is presented in gain (loss) from change in fair value of equity method investments and other investments in our condensed consolidated statements of operations. Our equity method investments are reviewed for indicators of impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other-than-temporary. The Company did not elect a fair value option for the equity method investment in Primrose Bio. There was no impairment to our equity method investments during the three months ended March 31, 2026 and 2025.
The equity method investment in Primrose Bio is adjusted for the Company’s share of the investee’s earnings or losses and any dividends received. Any income or loss from our share of Primrose earnings or losses is presented in other non-operating expense, net in our condensed consolidated statement of operations. The Company does not record our share of the investee’s losses beyond the zero basis. The Company resumes recognition of our share of earnings only after the cumulative unrecognized losses have been recovered. As of December 31, 2024, the equity method investment in Primrose Bio had been written down to zero. We have no outstanding advances, guarantees, or commitment to fund Primrose Bio’s losses. Therefore, our proportionate share of net loss of Primrose Bio for the three months ended March 31, 2026 and 2025 was not recorded. Ligand owned 31.4% and 31.5% of the equity of Primrose Bio as of March 31, 2026 and December 31, 2025, respectively.
Other Investments
Other investments represent our investments in equity securities of third parties in which we do not have control or significant influence. Our equity securities investments that do not have a readily determinable or estimable fair value are measured using the measurement alternative in accordance with ASC 321, which is cost less impairment, if any, and adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The amount of such impairment or adjustment recognized during the period is presented in gain (loss) from change in fair value of equity method investments and other investments in our condensed consolidated statements of operations.
Our investment in Pelthos Series A preferred shares is measured at fair value with changes in fair value recognized in gain (loss) from change in fair value of equity method investments and other investments in our condensed consolidated statements of operations. For additional information, see Note 2, Pelthos Transaction.
Other investments consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Pelthos Series A convertible preferred shares	$72,018	$106,262
Equity securities in Primrose Bio	6,531	6,531
InvIOs investment	4,500	4,500
Pelthos loan receivable	4,721	4,158
Total other investments	$87,770	$121,451

During the three months ended March 31, 2026, we recognized a fair value adjustment of $(34.2) million to our Pelthos Series A preferred shares. During the three months ended March 31, 2025, there was no fair value adjustment recognized to other investments.
Other Assets
Other assets consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Right-of-use assets	$6,834	$7,223
Property and equipment, net	3,444	3,571
Other	2,709	1,788
Total other assets	$12,987	$12,582
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Royalties owed to third parties	$18,031	$16,202
Compensation	3,551	6,388
Professional fees	2,740	1,997
Accrued interest	2,185	1,307
Value-added tax	1,839	1,753
Subcontractor	1,756	1,756
Customer deposit	621	621
Other	1,122	1,429
Total accrued liabilities	$31,845	$31,453
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
Any change in fair value is recorded in other non-operating expense, net in our condensed consolidated statements of operations. For additional information, see Note 5, Fair Value Measurements.
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Unrecognized tax benefits	$17,078	$16,588
Other long-term liabilities	37	41
Total other long-term liabilities	$17,115	$16,629
Share-Based Compensation
Share-based compensation expense for awards to employees and non-employee directors is a non-cash expense and is recognized on a straight-line basis over the vesting period. The following table summarizes share-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended
	March 31,
	2026	2025
SBC - Research and development expenses	$947	$904
SBC - General and administrative expenses	9,649	6,932
Total SBC expenses	$10,596	$7,836
The fair value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended
	March 31,
	2026	2025
Risk-free interest rate	3.6%	4.0%
Dividend yield	—	—
Expected volatility	42.3%	45.9%
Expected term (years)	4.1	4.1
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
Potentially dilutive common shares consist of shares issuable under the 2030 Notes (as defined below), warrants in connection with the 2030 Notes, stock options and restricted stock. The 2030 Notes are considered to be Instrument C where, upon conversion, the Company must satisfy the accreted value of the debt instrument in cash and may choose to satisfy the conversion spread in cash, shares, or a combination of cash and shares. The dilutive effect of Instrument C is limited to the conversion premium, which is reflected in the calculation of diluted earnings per share as if it was a freestanding written call option on the issuer’s shares. The warrants will have a dilutive effect to the extent the market price per share of common stock exceeds the applicable exercise price of the warrants.
Potentially dilutive common shares from stock options and restricted stock are determined using the average share price for each period under the treasury stock method. In addition, the following amounts are assumed to be used to repurchase shares: proceeds from exercise of stock options and the average amount of unrecognized compensation expense for the awards. For additional information, see Note 8, Stockholders’ Equity.
The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in thousands):

	Three months ended
	March 31,
	2026	2025
Weighted average shares outstanding:	19,883	19,191
Dilutive potential common shares:
Restricted stock	—	—
Stock options	—	—
2030 Convertible Senior Notes	—	—
Shares used to compute diluted loss per share	19,883	19,191
Potentially dilutive shares excluded from calculation due to anti-dilutive effect	2,581	761

For the three months ended March 31, 2026, due to the net loss for the period, 1.4 million weighted average incremental shares, including stock options, restricted stock awards, performance stock awards and the 2030 Notes were anti-dilutive. For the three months ended March 31, 2025, due to the net loss for the period, 0.8 million weighted average incremental shares, including stock options, restricted stock awards, and performance stock awards were anti-dilutive.
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
2. Pelthos Transaction
In July 2025, we closed our definitive merger agreement to combine Ligand’s wholly owned subsidiary LNHC, Inc., the holding company for the Pelthos Therapeutics business, with CHRO Merger Sub Inc., a wholly owned subsidiary of Channel Therapeutics Corporation (“Channel”). Upon the effectiveness of the merger LNHC, Inc. became a wholly owned subsidiary of Channel, and Channel changed its name to “Pelthos Therapeutics Inc.” (“Pelthos”) and began trading on the NYSE American exchange under the ticker symbol “PTHS”. We received shares of Pelthos’ common stock in connection with the merger. The merger was supported by approximately $50.0 million in equity private placement capital raised from a group of strategic investors (including Ligand) led by Murchinson Ltd. (“Investor Group”).
Ligand invested $18.0 million and the other members of the Investor Group invested $32.0 million in Pelthos in exchange for shares of Pelthos’ Series A convertible preferred stock. Out of the $18.0 million invested by Ligand, $12.7 million was invested by us prior to the closing of the Pelthos Transaction in the form of an intercompany loan. In connection with the closing of the Pelthos Transaction this intercompany loan was cancelled, and we contributed the remaining balance of $5.3 million to Pelthos. The transactions described herein are collectively referred to as the “Pelthos Transaction”. As of March 31, 2026, we owned approximately 45% of Pelthos’ outstanding shares of common stock, and approximately 62% of Pelthos’ outstanding shares of Series A convertible preferred stock. As of December 31, 2025, we owned approximately 48% of Pelthos’ outstanding shares of common stock, and approximately 60% of Pelthos’ outstanding shares of Series A convertible preferred stock. Our ownership interest of Pelthos’ common stock is capped at 49.9% pursuant to the terms of the definitive agreements for the Pelthos Transaction.
Our CEO and director, Todd Davis, was also a director on Channel’s board of directors. Mr. Davis did not participate in and recused himself from both boards’ consideration and approval of the Pelthos Transaction, which was in the case of the Company approved by an authorized special transaction committee of the Board. Upon the consummation of the Pelthos Transaction, Mr. Davis and Richard Baxter (our Senior Vice President of Investment Operations) were appointed to Pelthos’ board of directors. As of March 31, 2026, Mr. Davis and Mr. Baxter continue to be board members.
We recorded Pelthos Series A convertible preferred shares and Pelthos common shares in other investments and equity method investments, respectively, within our condensed consolidated balance sheets, and elected to subsequently measure them using the fair value option, with the change in fair value for these investments being recorded to gain (loss) from change in fair value of equity method investments and other investments in our condensed consolidated statements of operations. Ligand was restricted from engaging in any transactions involving Pelthos common stock during the lock‑out period between July 1, 2025 and December 31, 2025.

	Pelthos Series A preferred shares	Pelthos common shares	Total
Fair value on December 31, 2025	$106,262	$46,500	$152,762
Change in fair value	(34,244)	(14,985)	(49,229)
Fair value on March 31, 2026	$72,018	$31,515	$103,533
On July 10, 2025, Pelthos commercially launched Zelsuvmi. We are also entitled to a 13% royalty on worldwide sales of Zelsuvmi and up to an additional $5.0 million in commercial sales milestones.
3. Investment Transactions
LeonaBio (formerly known as Athira Pharma) Transaction: Q4 2025
On December 18, 2025, we invested $1.0 million to acquire common stock and Series A and Series B common warrants of LeonaBio. The common stock is accounted for as equity securities under ASC 321, Investments - Equity Securities, and is measured at fair value at each reporting period, as we do not have a significant influence over the investee, and LeonaBio is publicly traded. The Series A and Series B common warrants (“LeonaBio Warrants”) are accounted for as derivative assets under ASC 815, Derivatives and Hedging. These warrants were initially recognized at fair value on the transaction date and are subsequently remeasured to fair value at each reporting period. The LeonaBio Series A Warrant is classified as current derivative asset and presented within other current assets in our condensed consolidated balance sheet as of March 31, 2026. The LeonaBio Series B warrant is presented within noncurrent derivative assets in our condensed consolidated balance sheets. Of the $1.0 million total consideration, $0.7 million was allocated to the common stock, $0.1 million was assigned to the Series A warrants, and $0.2 million to the Series B warrants.
The fair value of the LeonaBio Series A warrants is determined using a Black-Scholes model with the following assumptions as of March 31, 2026 and December 31, 2025, respectively: expected term of 0.7 years and 0.9 years, volatility of 92% and 80%, risk-free rate of 3.7% and 3.5%, and LeonaBio stock price of $10.28 and $7.57. The fair value of the LeonaBio Series B warrants is determined using a Black-Scholes model with the following assumptions as of March 31, 2026 and December 31, 2025, respectively: expected term of 1.3 years and 1.6 years, volatility of 81% and 83%, risk-free rate of 3.7% and 3.5%, and LeonaBio stock price of $10.28 and $7.57.
Pelthos Convertible Notes Transaction: Q4 2025
On November 6, 2025, Ligand and other investors, for an aggregate purchase price of $18.0 million ($9.0 million of which was paid by Ligand), obtained on a proportional basis: (a) Pelthos private convertible notes (“Pelthos Convertible Notes”), (b) low single-digit royalty rights on U.S. net sales of Pelthos’ Xepi (“Xepi rights”), and (c) milestone rights, and low single-digit royalty rights on Zelsuvmi net sales in Japan by Sato Pharmaceuticals Co, Ltd., if Zelsuvmi is approved in Japan (“Sato rights”).
The Pelthos Convertible Notes has a principal amount of $18.0 million (to all investors) and is a secured obligation of Pelthos and bears interest at a rate of 8.5% per annum, payable quarterly in arrears or capitalized and payable at maturity (at Pelthos’ discretion). The Pelthos Convertible Notes will mature on November 6, 2027, unless earlier repurchased, redeemed or converted into shares of Pelthos common stock in accordance with their terms at conversion price of $29.73. Ligand’s ownership interest of Pelthos’ common stock is capped at 49.9%.
We identified four units of account related to this transaction, (1) host debt, (2) embedded conversion option, (3) Xepi rights, and (4) Sato rights. Out of the $9.0 million Pelthos convertible notes transaction price and the $0.3 million transaction costs recognized as of the transaction closing date, $4.8 million was assigned to the embedded conversion option at its fair value as of the transaction date, and the remaining amount was assigned among the host debt ($3.8 million), Xepi rights ($0.5 million), and Sato rights ($0.2 million) based on their relative fair value.
The bifurcated embedded conversion option is accounted for as a derivative asset under ASC 815, Derivatives and Hedging, and was recognized at fair value as of the transaction date and will be marked to fair value at each subsequent reporting period. The fair value of the embedded conversion option is determined using a Black-Scholes model with the following assumptions as of March 31, 2026 and December 31, 2025, respectively: expected term of 1.6 years and 1.9 years, volatility of 60% and 60%, risk-free rate of 3.7% and 3.5%, and Pelthos stock price of $21.01 and $31.00. We recognized a mark-to-market adjustment of $(2.0) million for the three months ended March 31, 2026.
We accounted for the convertible note as a receivable under ASC 310, Receivables, and included it in other investments in our condensed consolidated balance sheets. During the three months ended March 31, 2026, we recognized $0.2 million of coupon interest earned (which was capitalized into principal amount at Pelthos’ decision), and $0.4 million of debt discount amortization. We accounted for the Xepi and Sato rights as financial royalty assets (loan receivables) under ASC 310,

Receivables, and they are currently put under the non-accrual method as management cannot reliably estimate future cash flows from these programs.
Arecor Transaction: Q3 2025
On September 24, 2025, we invested $7.0 million to acquire certain economic rights from Arecor Limited (“Arecor”), with an additional $1.0 million of deferred consideration payable in two equal installments at the six- and twelve-month anniversaries of the closing date. The transaction was accounted for as an asset acquisition.
In connection with the transaction, Ligand acquired economic rights in two partnered programs: 1) a single-digit royalty on global net sales of AT220, an Arestat®-enhanced biosimilar marketed by a global pharmaceutical company; and 2) potential annual technology access fees and milestone payments from AT292 (efdoralprin alfa/SAR447537/INBRX-101), a partnered program with Sanofi.
We account for the rights to future royalties as financial royalty assets (loan receivables) under ASC 310, Receivables. The AT220 financial royalty asset is recognized under the accrual method, as the product is commercially available. In addition, we have the right to collect royalties earned but not yet received by Arecor, and those are recorded as a receivable within other current assets in our condensed consolidated balance sheets. The AT292 financial royalty asset is accounted for under the non-accrual method, as the program remains in development and management cannot reliably estimate future cash flows.
In addition to the economic rights, Ligand received warrants to purchase 1,002,739 ordinary shares of Arecor Therapeutics Plc, exercisable over a ten-year period (“Arecor Warrant”). We accounted for the Arecor Warrant as a derivative asset under ASC 815, Derivatives and Hedging, recognizing it at fair value as of the transaction date and marking it to fair value at each subsequent reporting period. The Arecor Warrant is presented in noncurrent derivative assets line in our condensed consolidated balance sheets. The fair value of the Arecor Warrant is determined using a Black-Scholes model with the following assumptions as of March 31, 2026 and December 31, 2025, respectively: expected term of 9.5 years and 9.7 years, volatility of 32% and 33%, risk-free rate of 4.9% and 4.6%, and Arecor stock price of $0.69 and $0.81.
Out of the $7.0 million Arecor transaction price and the $1.0 million of deferred consideration recognized as of the transaction closing date, $0.5 million was assigned to the Arecor Warrant, $4.8 million and $1.9 million were assigned to AT220 and AT292 financial royalty assets, respectively, and $0.8 million was assigned to the AT220 receivable.
We are also obligated to pay up to $3.0 million in contingent consideration tied to commercial milestones in the AT292 partnered program. We accounted for this contingent consideration in accordance with ASC 450, Contingencies, and will recognize respective liability when the contingency is resolved, and the liability becomes payable. No contingent consideration was recognized as of March 31, 2026 or December 31, 2025.
Orchestra Transaction: Q3 2025
On July 31, 2025, Ligand entered into a definitive agreement to invest up to $40.0 million to support Orchestra BioMed’s late-stage, partnered cardiology programs. The initial funding consisted of a $20.0 million cash payment paid at closing and an additional $5.0 million to purchase shares of Orchestra’s common stock in a private placement at $2.75 per share. In exchange, Ligand received a low double-digit royalty on the first $100.0 million of Orchestra’s annual revenues related to AVIM therapy and Virtue SAB programs across all indications. Ligand will also earn a mid-single-digit royalty on annual revenues exceeding $100.0 million from AVIM therapy in the uncontrolled hypertension and increased cardiovascular risk indications, as well as from Virtue SAB in coronary artery disease indications. We also received warrants to purchase shares of Orchestra’s common stock (the “Orchestra Warrant”). The transaction closed on August 4, 2025.
The $5.0 million equity private placement is included in our short-term investments and is subsequently measured at fair value at each reporting period. Of the remaining $20.0 million, $2.3 million was allocated to the Orchestra Warrant, which is accounted for as a derivative asset, and $17.8 million was allocated to the research and development funding arrangement and recognized in research and development expense in the third quarter of 2025.
The Orchestra Warrant is presented within noncurrent derivative assets in our condensed consolidated balance sheets. The warrant was initially recorded at fair value as of August 4, 2025, and is subsequently remeasured to fair value at each reporting period. The fair value of the Orchestra Warrant is estimated using a Black-Scholes model with the following assumptions as of March 31, 2026 and December 31, 2025, respectively: expected term of 9.3 years and 9.6 years, volatility of 72% and 72%, risk-free rate of 4.3% and 4.2%, and underlying stock price of $4.25 and $4.15.
We accounted for the acquired royalty rights as a research and development funding arrangement under ASC 730-20, Research and Development Arrangements, as (i) Orchestra is contractually required to use Ligand’s capital for the execution of the Phase 3 clinical study for AVIM therapy, and (ii) repayment of Ligand funding is contingent upon the research and development activities resulting in future economic benefit. As Ligand does not control or actively participate in the ongoing research and development activities, the funding was expensed in the period of incurred.

Ligand also committed to provide an additional $15.0 million, subject to specific conditions, at the nine-month anniversary of the closing date, which was paid on May 1, 2026, and proportionally increased AVIM therapy and Virtue SAB programs royalty rate and the number of Orchestra Warrants.
Castle Creek Transaction: Q1 2025
On February 24, 2025, we entered into a Purchase and Sale Agreement (the “Castle Creek Investment”) with Castle Creek Biosciences, Inc., Castle Creek Biosciences, LLC (collectively, “Castle Creek”), along with a syndicate of co-investors for which Ligand served as representative (collectively, including Ligand, the “Purchasers”). The transaction supports Castle Creek’s Phase 3 clinical study of FCX-007 (dabocemagene autoficel) (“D-Fi”) and autologous human fibroblast, cell-based gene therapy genetically modified to express COL7. D-Fi is Castle Creek’s lead candidate for the treatment of dystrophic epidermolysis bullosa (“DEB”).
Pursuant to the Castle Creek Investment transaction, Ligand and the other Purchasers obtained, for an aggregate purchase price of $75.0 million ($50.0 million of which was paid by Ligand and $25.0 million of which was paid by the other Purchasers collectively) on a proportional basis: (a) a high single digit royalty on worldwide sales of D-Fi; and (b) the warrant to purchase shares of Castle Creek’s Series D-1 Preferred Stock, exercisable until February 24, 2035 (“Castle Creek Warrant”). As part of the Purchase and Sale Agreement, Castle Creek granted the Purchasers a security interest in certain assets related to the programs included in the Purchase and Sale Agreement, subject to certain customary exceptions.
In connection with the Castle Creek Investment transaction, on February 24, 2025, we acquired a portion of unsecured subordinated promissory notes (with an aggregate principal amount of $8.3 million payable upon FDA approval of D-Fi) from a Castle Creek related party for $1.8 million (“Milestone Buyout” and such asset, “Castle Creek Milestone”). Management concluded that the individual prices of these two transactions (Castle Creek Investment and Milestone Buyout) reflect the fair value of the related assets acquired on a standalone basis.
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
The Castle Creek Warrant derivative is presented in noncurrent derivative assets line in our condensed consolidated balance sheets. The Castle Creek Warrant was recorded at fair value as of February 24, 2025, and is marked to fair value at each subsequent reporting period. The fair value of the Castle Creek Warrant is determined using a Black-Scholes model with the following assumptions as of March 31, 2026 and December 31, 2025, respectively: expected term of 3.4 years and 2.7 years, volatility of 100% and 110%, and risk-free rate of 3.9% and 3.5%.

4. Financial Royalty Assets, net
Financial royalty assets consist of the following (in thousands):

	March 31, 2026			December 31, 2025
	Gross carrying value(1)	Allowance	Net carrying value (1)	Gross carrying value(1)	Allowance	Net carrying value(1)
Qarziba	$103,716	$(480)	$103,236	$118,593	$(498)	$118,095
Agenus Bot/Bal	40,815	(408)	40,407	40,815	(408)	40,407
Tolerance Therapeutics (Tzield®)	25,163	(97)	25,066	25,257	(98)	25,159
Ohtuvayre inventors	18,004	(167)	17,837	16,921	(151)	16,770
Elutia (CorMatrix)	6,906	(1,131)	5,775	6,607	(1,107)	5,500
AT220	4,777	(121)	4,656	5,132	(132)	5,000
Primrose mRNA	3,281	(98)	3,183	3,281	(98)	3,183
Others	5,741	(214)	5,527	5,769	(214)	5,555
Total financial royalty assets, net	$208,403	$(2,716)	$205,687	$222,375	$(2,706)	$219,669
(1) The amounts include short-term portion of financial royalty assets which represents an estimation for current quarter royalty receipts that are to be collected during the subsequent quarter. The short-term portion of financial royalty assets amounted to $12.2 million and $22.8 million were presented in a separate line on our condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively.
Financial royalty assets represent future economic rights acquired by Ligand in various transactions. With the early adoption of ASU 2025-07 on January 1, 2025, certain economic rights in partner programs that were previously accounted for as derivative assets (Agenus partner programs, Primrose mRNA, and Castle Creek Milestone) are now accounted for as financial royalty assets.
There was no impairment loss for the three months ended March 31, 2026 and 2025.
Apeiron Programs
In July 2024, we acquired certain financial royalty assets within the Apeiron Acquisition, including Qarziba and certain InvIOs programs, recorded at $104.9 million and $1.3 million, respectively, as of the Apeiron Acquisition date. As Qarziba is a commercial phase program, we are able to reasonably estimate future cash flows and, as such, we recognized income from Qarziba financial royalty assets starting from the Apeiron Acquisition effective date. We account for the InvIOs financial royalty asset using the non-accrual method until we are able to reliably estimate future cash flows.
Agenus Programs
In May 2024, we acquired a synthetic royalty on future global net sales of Agenus’ novel immuno-oncology botensilimab in combination with balstilimab (“Bot/Bal”), which is accounted for as a financial royalty asset. We apply the non-accrual method to the Bot/Bal financial royalty asset until such time as future cash flows can be reliably estimated.
In addition to Bot/Bal, we acquired economic rights in certain partner programs (including UGN-301 with Urogen). These economic rights were initially accounted for as derivative assets but were reclassified to financial royalty assets on January 1, 2025, upon adoption of ASU 2025-07. As of December 31, 2025, we recorded a full impairment of all Agenus partner programs, including UGN-301, which was returned to Agenus by Urogen in the fourth quarter of 2025.
Tzield
In November 2023, we acquired Tolerance Therapeutics for $20.0 million in cash. Tolerance Therapeutics was a holding company, owned by the inventors of Tzield (teplizumab), and is owed a royalty of less than 1% on worldwide net sales of Tzield. Tzield is marketed by Sanofi, starting in 2023. For tax purposes, this transaction was treated as a stock acquisition; accordingly, no step-up in tax basis or other tax attributes was recorded. As a result, a deferred tax liability of $5.5 million was recognized in 2024 for the difference between the book and tax basis, with a corresponding increase to the carrying value of the Tolerance Therapeutics’ financial royalty asset. Given the early stages of Tzield’s commercialization, management has applied the non-accrual method to this financial royalty asset until such time as future cash flow can be reliably estimated.
Ohtuvayre Inventors
In March 2024, August 2024 and January 2025, we acquired future milestone and royalty rights related to Ohtuvayre from certain Ohtuvayre inventors for a total of $3.8 million, $13.6 million and $1.8 million, respectively. On June 26, 2024, Verona Pharma plc received FDA approval for Ohtuvayre for the maintenance treatment of patients with chronic obstructive pulmonary disease (“COPD”). Verona initiated U.S. commercial sales of Ohtuvayre in the third quarter of 2024 and was subsequently acquired by Merck on October 7, 2025. We began recognizing income from the Ohtuvayre inventor-related financial royalty assets on October 1, 2025, as, at that point in the product’s commercialization, management determined that future cash flows could be reliably estimated.
5. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The following table presents the hierarchy for our assets and liabilities measured at fair value (in thousands):

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments(1)	$253,362	$410,966	$—	$664,328	$183,982	$374,612	$—	$558,594
Pelthos Series A Preferred Shares	72,018	—	—	72,018	106,262	—	—	106,262
Pelthos Common Shares	31,515	—	—	31,515	46,500	—	—	46,500
Derivative assets(2)	—	9,588	5,207	14,795	—	10,643	4,989	15,632
Total assets	$356,895	$420,554	$5,207	$782,656	$336,744	$385,255	$4,989	$726,988
Liabilities:
Contingent liabilities - CyDex	$—	$—	$352	$352	$—	$—	$395	$395
Contingent liabilities - Metabasis(3)	—	3,423	—	3,423	—	2,826	—	2,826
Derivative liabilities	—	167	—	167	—	—	—	—
Total liabilities	$—	$3,590	$352	$3,942	$—	$2,826	$395	$3,221
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
(2) Castle Creek Warrant is classified within Level 3 of the fair value hierarchy because significant valuation inputs are unobservable in the marketplace. All the other derivative assets are classified within Level 2 of the fair value hierarchy because they are valued based upon quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
(3) In connection with our acquisition of Metabasis in January 2010, we issued Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by us from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The liability for the CVRs is determined using quoted prices in a market that is not active for the underlying CVR. The carrying amount of the liability may fluctuate significantly based upon quoted market prices and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. Several of the Metabasis drug development programs have been outlicensed to Viking, including VK2809. VK2809 is a novel selective TR-β agonist with potential in multiple indications, including hypercholesterolemia, dyslipidemia, NASH, and X-ALD. Under the terms of the agreement with Viking, we may be entitled to up to $375.0 million of development, regulatory and commercial milestones and tiered royalties on potential future sales including a $10.0 million payment upon initiation of a Phase 3 clinical trial. During the three months ended March 31, 2026 and 2025, we recorded a change in the fair value of the Metabasis CVR liability that amounted to $0.6 million and $1.8 million, respectively, to mark to market.
A reconciliation of the level 3 financial instruments as of March 31, 2026 is as follows (in thousands):

Assets
Fair value of level 3 financial instruments as of December 31, 2025	$4,989
Fair value adjustments to derivative assets	218
Fair value of level 3 financial instruments as of March 31, 2026	$5,207

Liabilities
Fair value of level 3 financial instruments as of December 31, 2025	$395
Payments to CVR holders and other contingent payments	(50)
Fair value adjustments to contingent liabilities	7
Fair value of level 3 financial instruments as of March 31, 2026	$352

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
There was no impairment of our goodwill, intangible assets with estimated useful lives, or long-lived assets recorded during the three months ended March 31, 2026 and 2025.
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
Financial Assets Not Measured at Fair Value
Financial royalty assets are measured and carried on the balance sheet at amortized cost using the effective interest method or on a non-accrual basis. Management calculates the fair value of financial royalty assets using forecasted royalty receipts. The projected future cash flows derive from royalty payments and milestones, then discounted using appropriate individual discount rates. Financial royalty assets are classified as Level 3 within the fair value hierarchy since their fair value is determined based upon inputs that are both significant and unobservable. The estimated fair value and related carrying value of financial royalty assets as of March 31, 2026 were $303.9 million and $205.7 million, respectively. The estimated fair value and related carrying value of financial royalty assets as of December 31, 2025 were $294.9 million and $219.7 million, respectively. To determine the fair value of long-term financial royalty assets, we estimated future underlying product sales, applied a probability of technical and regulatory success for development stage programs, estimated a timeline for any development and regulatory milestones, and applied a discount rate based on the level of partner execution and commercialization risk, in the range of 13%-35% as of both March 31, 2026 and December 31, 2025. Weighted average discount rate (weighted by relative fair value) was 17% as of both March 31, 2026 and December 31, 2025.
6. Debt
0.75% Convertible Senior Notes due 2030
In August 2025, we issued $460.0 million aggregate principal amount of 0.75% convertible senior notes due 2030 (the “2030 Notes”). The aggregate principal includes the purchase of an additional $60.0 million aggregate principal amount of notes by the initial purchasers pursuant to the full exercise of the initial purchasers’ option to purchase additional notes. The net proceeds from the offering were approximately $445.1 million, after deducting the initial purchasers’ discount, and debt issuance cost.
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
In connection with the issuance of the 2030 Notes in August 2025, we incurred $14.9 million of debt discount and issuance costs, which primarily consisted of underwriting, legal and other professional fees. These costs are netted with the total debt liability and are amortized to interest expense using the effective interest method over the five-year expected life of the 2030 Notes. Annual effective interest rate, including coupon portion was 1.4% for the three months ended March 31, 2026. During the three months ended March 31, 2026, we recognized a total of $1.6 million in interest expense which includes $0.9 million in coupon expense and $0.7 million in amortized issuance costs.
The Indenture contains customary covenants and events of default, including payment defaults, certain bankruptcy events, and failure to comply with other covenants, subject to applicable grace periods. As of March 31, 2026 and December 31, 2025, there were no events of default or violation of any covenants under the Indenture.
The following table summarizes information about the 2030 Notes (in thousands).

March 31, 2026
Principal amount of the 2030 Notes outstanding	$460,000
Unamortized discount (including unamortized debt issuance cost)	(13,104)
Total long-term portion of notes payable	$446,896

Fair value of convertible senior notes outstanding (Level 2)	$557,525
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
Revolving Credit Facility
On October 12, 2023, we entered into a $75.0 million revolving credit facility (the “Revolving Credit Facility”) with Citibank, N.A. as the Administrative Agent (as defined in the Credit Agreement). We, our material domestic subsidiaries, as Guarantors (as defined in the Credit Agreement), and the Lenders (as defined in the Credit Agreement) entered into a credit agreement (the “Credit Agreement”) with the Administrative Agent, under which the Lenders, the Swingline Lender and the L/C Issuer (each as defined in the Credit Agreement) agreed to make revolving loans, swingline loans and other financial accommodations to us (including the issuance of letters of credit) in an aggregate amount of up to $75.0 million. Borrowings under the Revolving Credit Facility accrue interest at a rate equal to either Term Secured Overnight Financing Rate (“Term SOFR”) or a specified base rate plus an applicable margin linked to our leverage ratio, ranging from 1.75% to 2.50% per annum for Term SOFR loans and 0.75% to 1.50% per annum for base rate loans. The Revolving Credit Facility is subject to a commitment fee payable on the unused Revolving Credit Facility commitments ranging from 0.30% to 0.45%, depending on our leverage ratio. During the term of the Revolving Credit Facility, we may borrow, repay and re-borrow amounts available under the Revolving Credit Facility, subject to voluntary reductions of the swing line, letter of credit and revolving credit commitments.
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
Amendments to Revolving Credit Facility
On July 8, 2024, we entered into the first amendment to the Credit Agreement, which amends the Credit Agreement to, among other things, increase the aggregate revolving credit facility amount from $75.0 million to $125.0 million. In connection with the offering of the 2030 Notes, on August 11, 2025, we entered into the second amendment to the Credit Agreement, to permit, among other things, certain cash settlement payments on the 2030 Notes, subject to customary conditions set forth therein. On September 12, 2025, we entered into the third amendment to the Credit Agreement to, among other things, extend the maturity date to September 12, 2028 and modify the minimum consolidated EBITDA (as defined in the Credit Agreement) covenant to require us to maintain not less than $55.0 million of consolidated EBITDA (as defined in the Credit Agreement) for the trailing four-quarter period ended September 30, 2025 and each trailing four-quarter period ending thereafter.
As of March 31, 2026 and December 31, 2025, we had $124.4 million in available borrowing under the Revolving Credit Facility, after utilizing $0.6 million for letter of credit. As of March 31, 2026 and December 31, 2025, there were no events of default or violation of any covenants under the Revolving Credit Facility.
7. Income Tax
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various foreign and state jurisdictions with different statutory rates, the use of tax loss carryforwards to reduce foreign taxes, the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three months ended March 31, 2026 and 2025 was 45.0% and 15.4%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2026 was primarily due to section162(m) limitation on deduction for officer compensation, other non-deductible items, and income from foreign operations, which were partially offset by the foreign-derived intangible income deduction. The variance from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2025 was primarily due to Internal Revenue Code Section 162(m) limitation on deduction for officer compensation, income from foreign operations, and other non-deductible items, which were partially offset by the foreign derived intangible income tax benefit.
8. Stockholders’ Equity
We grant options and awards to employees and non-employee directors pursuant to a stockholder approved stock incentive plan, which is described in further detail in Note 11, Stockholders’ Equity, of the Notes to Consolidated Financial Statements in our 2025 Annual Report.

The following is a summary of our stock options and restricted stock awards activities and related information:

	Stock Options		Restricted Stock Awards
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2025	2,001,011	$84.48	455,547	$98.86
Granted	317,805	$201.88	262,115	$165.88
Options exercised/RSUs vested	(95,069)	$80.51	(277,873)	$95.44
Balance as of March 31, 2026	2,223,747	$101.43	439,789	$140.96
As of March 31, 2026, outstanding options to purchase 1.1 million shares were exercisable with a weighted average exercise price per share of $75.95.
Employee Stock Purchase Plan
The price at which common stock is purchased under the Amended Employee Stock Purchase Plan (“ESPP”) is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of March 31, 2026, 19,657 shares were available for future purchases under the ESPP.
At-the-Market Equity Offering Program
On February 27, 2026, we filed a registration statement on Form S-3 (the “Shelf Registration Statement”), which became automatically effective upon filing, covering the offering of common stock, preferred stock, debt securities, warrants and units.
On February 27, 2026, we also entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”), under which we are able to, from time to time, sell shares of our common stock having an aggregate offering price of up to $100.0 million in “at the market” offerings through the Agent (the “ATM Offering”). The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $100.0 million of our common stock from time to time through the ATM Offering. We currently plan to begin effecting sales under the ATM program following the filing of this Form 10-Q for the first quarter of 2026.
Share Repurchases
In April 2023, our Board of Directors approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50.0 million of our common stock from time to time through April 2026. We would acquire shares, if at all, primarily through open-market transactions in accordance with all applicable requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of repurchase transactions would be determined by management based on our evaluation of market conditions, share price, legal requirements and other factors. During the three months ended March 31, 2026 we did not repurchase any shares of common stock under the stock repurchase program.
In connection with the issuance of the 2030 Notes in August 2025, Ligand used approximately $15.0 million of the net proceeds from the offering to repurchase 102,034 shares of Ligand’s common stock at a price of $147.01 per share. Refer to Note 6, Debt for information on the 2030 Notes offering.
9. Commitment and Contingencies
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
On August 22, 2024, CyDex Pharmaceuticals, Inc. filed a Verified Complaint in the Delaware Court of Chancery against Bexson Biomedical, Inc. (“Bexson”), asserting claims for declaratory relief and breach of contract arising out of a Captisol In Vivo Agreement (the “In Vivo Agreement”) between the parties, pursuant to which CyDex provided Bexson with research-grade Captisol and related confidential and proprietary information for a potential new formulation of ketamine being developed by Bexson. CyDex alleges that Bexson breached its obligations under the In Vivo Agreement, including by misusing confidential information and materials provided by CyDex and by using CyDex’s confidential information and materials to file patent applications that purport to cover formulations that are “not ketamine”. CyDex also asserts that Bexson failed to return and destroy CyDex’s confidential information and materials as required by the In Vivo Agreement. CyDex seeks relief including specific performance of certain co-ownership provisions of the In Vivo Agreement and disgorgement from Bexson for any benefits obtained in violation of the In Vivo Agreement. On September 27, 2024, Bexson filed a Motion to Dismiss the Verified Complaint. A Verified Amended Complaint was filed by CyDex on November 6, 2024, and a Motion to Dismiss the Verified Amended Complaint was filed by Bexson on January 17, 2025. On May 23, 2025, Bexson withdrew its pending Motion to Dismiss and filed a Verified Counterclaim, Answer, and Affirmative Defenses. On July 17, 2025, CyDex and Bexson agreed to a joint stipulation for a schedule on judgment on the pleadings, providing for briefing to be complete by November 17, 2025. CyDex filed its reply to Bexson’s counterclaim on July 23, 2025. On August 22, 2025, Bexson filed its opening brief in support of its motion for judgment on the pleadings. On September 25, 2025, CyDex filed its partial cross-motion for judgment on the pleadings and opposition to Bexson’s motion, and on October 27, 2025 Bexson filed its combined answering brief in opposition to CyDex’s motion and reply in support of its motion. CyDex filed a reply brief on November 17, 2025. On April 22, 2026, the Court heard argument on the motions for judgment on the pleadings. Following argument, the Court issued a bench ruling denying Bexson’s motion for judgment on the pleadings and granting in part CyDex’s motion for judgment on the pleadings. The Court entered orders to this effect on April 22, 2026. The case is expected to proceed to discovery.
On July 18, 2025, CyDex received a letter (the “Notice Letter”) from PH Health Limited (“PH Health”), a wholly-owned indirect subsidiary of Endo, Inc., stating that PH Health had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) referencing New Drug Application No. 022235, owned by Baxter Healthcare Corp. (“Baxter”) for Captisol®-enabled Nexterone® (amiodarone hydrochloride, 150 mg/100 mL, premixed for injection). In its Notice Letter, PH Health stated that its ANDA includes a certification under 21 U.S.C. § 355(j)(2)(A)(vii)(IV) that, in PH Health’s opinion, CyDex’s U.S. Patent No. 7,635,773 (“the ’773 patent”) is invalid, unenforceable and/or will not be infringed by Par Heath’s ANDA product. The Notice Letter included an explanation intended to support PH Health’s position that its ANDA product would not infringe the ’773 patent but did not include detailed explanations regarding invalidity or unenforceability. On August 29, 2025, during the 45 day period for filing a lawsuit pursuant to the Hatch-Waxman Act, Baxter and CyDex filed a lawsuit in the United States District Court for the Distinct of New Jersey against Par Health Ltd., Par Health USA, Endo USA, Inc., Endo Operations Limited, and Endo, Inc., asserting that the ANDA filing infringed the ’773 patent. See Case No. 3:25-cv-15120-MCA. An Answer was filed on October 27, 2025. On January 8, 2026, the initial scheduling conference was held before Magistrate Judge Cari Fais. On March 23, 2026, the parties submitted a Joint Stipulation to strike Defendants’ Third Affirmative Defense, meaning that Defendants would be “precluded from asserting invalidity with respect to any claim of” the ‘773 patent. The parties have submitted competing case schedules, collectively calling for trial to be scheduled between June and September 2027. Fact discovery has commenced and is ongoing.
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
10. Subsequent Events
On April 27, 2026, we and XOMA Royalty Corporation (“XOMA”) entered into a definitive agreement under which we will acquire XOMA for $39.00 per share of common stock in cash. XOMA stockholders are expected to separately receive one non-transferable CVR per share entitling the holder to receive a portion of 75% of the net proceeds that may result from certain pending litigation at XOMA. The transaction is expected to close in the third quarter of 2026, subject to customary closing conditions, including approval by XOMA stockholders, the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the receipt of certain regulatory approvals.
On April 24, 2026, we delivered written notice to Viking Therapeutics, Inc. of termination of the TR-Beta Program (including, but not limited to, VK 2809 and VK0214) under that certain Master License Agreement, dated May 21, 2014, by and among Ligand, Metabasis Therapeutics, Inc. and Viking, as amended and/or restated through the date hereof (the “License Agreement”). See our Current Report on Form 8-K filed on April 30, 2026 for additional information regarding the termination. While Viking is disputing our right to terminate the TR-Beta Program, we believe that the termination was effective as of May 4, 2026.

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
Overview
We are a biopharmaceutical company enabling scientific advancement through supporting the clinical development of high-value medicines. We do this by providing financing, licensing our technologies, or both. Our business model seeks to generate value for stockholders by creating a diversified portfolio of biopharmaceutical product revenue streams that are supported by an efficient and low corporate cost structure. Our goal is to offer investors an opportunity to participate in the promise of the biotech industry in a profitable and diversified manner. Our business model focuses on funding programs in mid- to late-stage drug development in return for economic rights, purchasing royalty rights in development stage or commercial biopharmaceutical products and licensing our technology to help partners discover and develop medicines. We partner with other pharmaceutical companies to leverage what they do best (late-stage development, regulatory management and commercialization) in order to generate our revenue. We operate two infrastructure-light royalty-generating IP platform technologies. Our Captisol platform technology is a chemically modified cyclodextrin with a structure designed to optimize the solubility and stability of drugs. Our NITRICIL platform technology facilitates “tunable” dosing, permitting an adjustable drug release profile to allow proprietary formulations that target a broad range of indications. We have established multiple alliances, licenses and other business relationships with the world’s leading biopharmaceutical companies including Amgen, Merck, Pfizer, Jazz, Gilead Sciences and Baxter.
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
First Quarter 2026 Corporate Highlights and Portfolio Updates
On April 27, 2026, we and XOMA, both biotechnology royalty aggregators, announced that the companies entered into a definitive agreement under which we will acquire XOMA for $39.00 per share of common stock in cash. XOMA stockholders are expected to separately receive one non-transferable Contingent Value Right (“CVR”) per share entitling the holders to receive a portion of 75% of the net proceeds that may result from certain pending litigation at XOMA. The cash purchase price at close represents an approximately 14% premium to XOMA’s 30 trading day volume weighted average price as of April 24, 2026, the last trading day prior to announcement of the transaction. The transaction is expected to close in the third quarter of 2026, subject to customary closing conditions and necessary regulatory approvals. We intend to fund the transaction through a combination of cash on hand and borrowings under our existing revolving credit facility, and expect to retain sufficient capital capacity to continue executing our capital deployment strategy of investing approximately $150 million to $250 million annually in high-value royalty assets.
The acquisition further diversifies our royalty portfolio across therapeutic areas such as ophthalmology, oncology, CNS and rare diseases and across stages of development and biopharma partners. The anticipated XOMA acquisition will add over 120 commercial, clinical, and preclinical-stage assets to our broad and growing royalty portfolio, highlighted by Roche’s Vabysmo (faricimab-svoa), Day One Pharmaceuticals’, now Servier's, Ojemda (tovorafenib), Zevra Therapeutics’ Miplyffa (arimoclomol), and 14 programs in late-stage development, highlighted by Takeda's mezagitamab and certain assets from Takeda’s externalized asset portfolio, including osavampator, volixibat and OHB-607.
On April 24, 2026, we delivered written notice to Viking Therapeutics, Inc. of termination of the TR‑Beta Program (including, but not limited to, VK2809 and VK0214), which we believe was effective as of May 4, 2026, under that certain Master License Agreement, dated May 21, 2014, by and among Ligand, Metabasis Therapeutics, Inc. and Viking, as amended (the “License Agreement”). As disclosed in our Current Report on Form 8‑K filed on April 30, 2026, the termination was effected pursuant to the License Agreement following our determination that Viking did not satisfy its contractual obligation to use commercially reasonable efforts to develop and commercialize the TR‑Beta Program.
In light of the limited development progress achieved under the TR‑Beta Program and our assessment of Viking’s execution against agreed‑upon development objectives, we concluded that Viking materially breached its obligation to use commercially reasonable efforts to develop and commercialize the TR-Beta Program under the License Agreement. In accordance with the terms of the License Agreement, upon the effective date of termination, we believe all licenses granted to Viking with respect to the TR‑Beta Program have terminated in accordance with the License Agreement, and Ligand will retain the contractual right to regain control of the related technology and intellectual property, subject to the terms of the License Agreement.
Viking is disputing our right to terminate the TR-Beta Program pursuant to the terms of the License Agreement. We believe our right to terminate the TR-Beta Program is valid pursuant to the terms of the License Agreement, and we intend to vigorously enforce our right to terminate the TR-Beta Program under the License Agreement.
In addition, we have considered the implications for patients, as insufficient development progress could delay the availability of additional and potentially differentiated therapies in Metabolic Dysfunction-Associated Steatohepatitis (MASH), a therapeutic area where meaningful unmet need persists despite recent approvals. Regaining control of the program enables Ligand to actively pursue alternative strategies with the objective of advancing development and enhancing the potential for patient impact.
Filspari
On April 13, 2026, Travere announced the FDA approved Filspari to reduce proteinuria in adult and pediatric patients aged 8 years and older with FSGS, in patients without nephrotic syndrome. Filspari is currently the first and only medicine approved by the FDA for the treatment of FSGS, marking its expansion beyond IgA nephropathy (IgAN) into a second rare kidney disease.
People with FSGS who do not have nephrotic syndrome span across different types of FSGS and represent a population aligned with the KDIGO guidelines for treating glomerular diseases. Travere estimates that the addressable population in the U.S. is more than 30,000 individuals with FSGS who do not have nephrotic syndrome.
On May 4, 2026, Travere announced first quarter results and recent business highlights:
•Filspari achieved record 993 new patient start forms for IgAN in the U.S. in the first quarter; U.S. net product sales grew 88% year over year to $105 million
•The first FSGS patients were treated within one week of approval
•The SPARX Study evaluating Filspari in post-transplant patients with recurrent IgAN or FSGS is on track to complete enrollment in the second quarter of 2026
Qtorin rapamycin
On February 24, 2026, Palvella announced positive topline results from its Phase 3 SELVA study of Qtorin rapamycin for the treatment of microcystic lymphatic malformations (MLMs). The Phase 3 trial met its primary endpoint with statistically significant improvement on the Microcystic LM Investigator Global Assessment and achieved statistical significance on its pre-specified key secondary endpoint and all four secondary efficacy endpoints. Qtorin rapamycin was well tolerated, with no drug-related serious adverse events reported and systemic rapamycin levels below 2 ng/mL at all timepoints for all participants. 98% of participants who completed the efficacy evaluation period elected to continue to receive Qtorin rapamycin in the ongoing treatment extension period.

On March 31, 2026, Palvella announced fourth quarter results and recent business highlights:
•NDA for Qtorin rapamycin for the treatment of MLM is on track for planned submission in second half of 2026
•Accelerating U.S. launch readiness for Qtorin rapamycin for MLMs; potential to become the first FDA-approved therapy and first-line, standard-of-care treatment for this serious, lifelong disease affecting an estimated more than 30,000 diagnosed patients in the U.S.
•Initiation of the Phase 3 trial of Qtorin rapamycin for the treatment of cutaneous venous malformations is planned for second half of 2026
•Initiation of the Phase 2 trial of Qtorin rapamycin for the treatment of clinically significant angiokeratomas is planned for second quarter of 2026
On May 4, 2026, Palvella announced the first patients have been dosed in LOTU, a Phase 2 clinical trial designed to evaluate the safety and efficacy of Qtorin rapamycin for the treatment of clinically significant angiokeratomas. Clinically significant angiokeratomas represent a rare, chronic and debilitating lymphatic malformation with no FDA approved therapies and estimated more than 50,000 diagnosed patients in the U.S. Topline resulting from the Phase 2 trial are expected in the second half of 2027.
Lasofoxifene
On March 26, 2026, LeonaBio announced fourth quarter results and recent business highlights:
•Lasofoxifene is currently in a Phase 3 clinical trial in combination with abemaciclib, a CDK4/6 inhibitor, as a targeted therapy for estrogen receptor-positive (ER+), HER2-negative, ESR1-mutated metastatic breast cancer, a population with limited treatment options following progression on aromatase inhibitors and CDK4/6 inhibitors. The primary endpoint of the study is statistically significant improvement in progression free survival (PFS) as determined by blinded, independent central review (BICR). The ongoing Phase 3 trial aims to establish a new standard of care for this genetically defined patient group
•LeonaBio is amending the ELAINE-3 trial protocol to increase the sample size from 500 participants to up to 600 participants. The primary goal of the amendment is to help ensure that the trial will have the appropriate number of disease progression events. The Company expects to complete enrollment of the Phase 3 ELAINE-3 clinical trial in the fourth quarter of 2026 and to have topline data in the second half of 2027
AVIM Therapy/Virtue SAB
On March 12, 2026, Orchestra BioMed announced fourth quarter results and recent business highlights:
•Accelerated patient enrollment of the BACKBEAT global pivotal study, in collaboration with Medtronic, evaluating the efficacy and safety of AVIM Therapy for the treatment of uncontrolled hypertension in patients indicated for a pacemaker
•Initiated patient enrollment in the Virtue SAB U.S. pivotal trial, a randomized head-to-head IDE registrational clinical trial comparing Virtue SAB with the commercially available AGENT paclitaxel-coated balloon for the treatment of coronary in-stent restenosis
On April 30, 2026, Orchestra BioMed announced that the FDA has granted Breakthrough Device Designation (“BDD”) for AVIM Therapy specific to patients with uncontrolled hypertension despite the use of anti-hypertensive medications, and an indication for a pacemaker.
Together, the two BDD’s for AVIM Therapy cover indications that encompass both the broader population of patients with uncontrolled hypertension despite medication and increased cardiovascular risk as well as the specific pacemaker-indicated population with uncontrolled hypertension being evaluated in the BACKBEAT global pivotal trial, which Orchestra BioMed is conducting in collaboration with Medtronic. This additional BDD supports strategic optionality for the clinical, regulatory and commercial reimbursement strategies for AVIM Therapy.
Bot/Bal
On April 1, 2026, Agenus announced the first patient enrolled in the landmark global Phase 3 BATTMAN trial. This study is evaluating Agenus’ immunotherapy combination of botensilimab plus balstilimab (“Bot/Bal”) versus best supportive care in patients with refractory, unresectable microsatellite stable (MSS)/mismatch repair proficient (pMMR) metastatic colorectal cancer (mCRC), a population long considered resistant to immunotherapy. The BATTMAN trial serves as the registrational-enabling study for Bot/Bal, enrolling approximately 830 patients and is expected to complete global enrollment quickly, reflecting the unprecedented investigator and patient enthusiasm worldwide.

Tzield
On April 22, 2026, Sanofi announced the FDA approved the supplemental biologic license application for Tzield, expanding the indication from eight years and older to as young as one year of age to delay the onset of stage 3 type 1 diabetes (T1D) in patients diagnosed with stage 2 T1D. The approval was granted under a priority review process and is supported by one-year data from the PETITE-T1D Phase 4 study, evaluating safety and pharmacokinetics in young children.
Results of Operations
Revenue and Income

(Dollars in thousands)	Q1 2026	Q1 2025	Change	% Change
Revenue from intangible royalty assets	$32,931	$21,587	$11,344	53%
Income from financial royalty assets	10,027	5,902	4,125	70%
Royalties	42,958	27,489	15,469	56%
Captisol	8,654	13,460	(4,806)	(36)%
Contract revenue and income	110	4,384	(4,274)	(97)%
Total revenue and income	$51,722	$45,333	$6,389	14%
Total revenue and income increased by $6.4 million, or 14%, to $51.7 million in Q1 2026 compared to $45.3 million in Q1 2025. Royalties increased by $15.5 million, or 56%, to $43.0 million in Q1 2026 compared to $27.5 million in Q1 2025, primarily attributable to royalties earned on Filspari, Ohtuvayre, Capvaxive, and Kyprolis. Captisol sales decreased by $4.8 million, or 36%, to $8.7 million in Q1 2026 compared to $13.5 million in Q1 2025, primarily due to the timing of customer orders. Contract revenue and income decreased by $4.3 million, or (97)%, to $0.1 million in Q1 2026 compared to $4.4 million in Q1 2025, primarily due to a regulatory milestone tied to Xi’an Xintong’s Xinshumu (pradefovir mesylate tablets) in Q1 2025.
Revenue from intangible royalty assets is a function of our partners’ product sales and the applicable royalty rate. The following table represents revenue from intangible royalty assets by program (in millions):

(in millions)	Q1 2026 Estimated Partner Product Sales	Effective Royalty Rate	Q1 2026 Royalty Revenue	Q1 2025 Estimated Partner Product Sales	Effective Royalty Rate	Q1 2025 Royalty Revenue
Filspari	$125.6	9.0%	$11.3	$58.9	9.0%	$5.3
Kyprolis	360.0	1.9%	6.7	349.0	1.3%	4.7
Rylaze	96.5	3.3%	3.2	102.0	3.0%	3.1
Ohtuvayre(2)	131.0	2.3%	3.0	71.3	2.0%	1.4
Capvaxive	142.0	1.4%	2.0	107.0	0.8%	0.9
Vaxneuvance	202.0	0.8%	1.6	230.0	0.6%	1.3
Teriparatide injection(1)	6.0	21.7%	1.3	4.8	25.0%	1.2
Other	84.5	4.5%	3.8	116.5	3.2%	3.7
Total	$1,147.6		$32.9	$1,039.5		$21.6
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

Operating Costs and Expenses

(Dollars in thousands)	Q1 2026	Q1 2025	Change	% Change
Cost of Captisol	$3,273	$4,849	$(1,576)	(33)%
Amortization of intangibles	8,097	8,257	(160)	(2)%
Research and development	2,148	50,085	(47,937)	(96)%
General and administrative	20,836	18,801	2,035	11%
Fair value adjustments to partner program derivatives	—	(443)	443	(100)%
Total operating costs and expenses	$34,354	$81,549	$(47,195)	(58)%
% of Revenue	66%	180%
Total operating costs and expenses decreased by $47.2 million, or 58%, to $34.4 million in Q1 2026 compared to $81.5 million in Q1 2025. Cost of Captisol decreased by $1.6 million, or 33%, to $3.3 million in Q1 2026 compared to $4.8 million in Q1 2025, primarily due to the lower Captisol sales in Q1 2026 compared to Q1 2025. Amortization of intangibles decreased by $0.2 million, or 2%, to $8.1 million in Q1 2026 compared to $8.3 million in Q1 2025, primarily due to the deconsolidation of LNHC, Inc. on July 1, 2025.
Research and development expenses decreased by $47.9 million, or 96%, to $2.1 million in Q1 2026 compared to $50.1 million in Q1 2025. The decrease was primarily attributable to (1) the absence in the current period of a $44.3 million research and development funding payment recognized in the first quarter of 2025 in connection with the D-Fi royalty rights acquired through the Castle Creek Transaction, and (2) the absence of $2.7 million research and development expenses associated with our former Pelthos business, which were included in our results for the first quarter of 2025 but were no longer recognized in 2026 following the deconsolidation of LNHC, Inc. on July 1, 2025 in connection with the Pelthos Transaction. See Note 3, Investment Transactions, and Note 2, Pelthos Transaction.
General and administrative expenses increased by $2.0 million, or 11%, to $20.8 million in Q1 2026 compared to $18.8 million in Q1 2025. The increase primarily reflects higher employee-related costs, including increased headcount and share-based compensation, consistent with the Company’s continued investment in its origination and portfolio management functions. Fair value adjustments to partner program derivatives were zero for Q1 2026 compared to $(0.4) million for Q1 2025.
Operating income was $17.4 million in Q1 2026, compared to an operating loss of $36.2 million in Q1 2025, an improvement of $53.6 million. The improvement was primarily driven by (1) the non-recurrence in the current period of the $44.3 million research and development funding charge recognized in connection with the Castle Creek Transaction in Q1 2025 and (2) continued growth of royalty revenues.
Non-operating Income and Expenses

(Dollars in thousands)	Q1 2026	Q1 2025	Change	% Change
Gain (loss) from short-term investments	$3,869	$(12,367)	$16,236	(131)%
Loss from change in fair value of equity-method investments and other investments	(49,229)	—	(49,229)	N/M
Interest income	6,655	1,771	4,884	276%
Interest expense	(1,747)	(867)	(880)	101%
Other non-operating expense, net	(1,175)	(2,501)	1,326	(53)%
Total non-operating expenses, net	$(41,627)	$(13,964)	$(27,663)	198%
The gain from short-term investments was $3.9 million in Q1 2026 compared to the loss from short-term investments of $12.4 million in Q1 2025. The change is primarily driven by 1) $3.8 million unrealized gain on Palvella common stock and $1.2 million realized gain from sales of shares of Palvella common stock in Q1 2026 as compared to $3.9 million unrealized gain on Palvella common stock in Q1 2025, 2) $2.6 million unrealized loss on Viking common stock in Q1 2026 as compared to $16.1 million unrealized loss in Q1 2025, and 3) unrealized gains of $1.5 million on other equity securities and financial instrument in Q1 2026 compared to $0.1 million unrealized loss in Q1 2025.
The loss from change in fair value of equity-method investments and other investments was $49.2 million in Q1 2026, attributable to the fair value changes of the shares of Pelthos common stock and Pelthos Series A convertible preferred stock that we acquired in connection with the Pelthos Transaction in July 2025. For additional information, see Note 2, Pelthos Transaction.

Interest income consists primarily of interest earned on our short-term investments and on the Pelthos Convertible Notes acquired in November 2025. Interest income increased by $4.9 million to $6.7 million in Q1 2026, primarily due to higher average investment balances resulting from the deployment of net proceeds from our issuance of the 2030 Notes.
Interest expense consists primarily of 1) coupon interest expense on the 0.75% stated rate and non-cash amortization of debt discount and issuance costs on our 2030 Notes issued in August 2025, and 2) interest accrued under a royalty and milestone payments purchase agreement entered into by Novan, Inc. in 2019, which Ligand assumed in connection with the Novan acquisition in September 2023. Interest expense increased by $0.9 million to $1.7 million in Q1 2026 compared to $0.9 million in Q1 2025. The increase was primarily attributable to interest expense on the 2030 Notes, which were not outstanding during the prior-year period, partially offset by the absence of interest expense related to the Novan-assumed obligation following the deconsolidation of LNHC, Inc. on July 1, 2025, in connection with the Pelthos Transaction.
Other non-operating expense, net, primarily consists of mark-to-market adjustments on derivatives (other than the partner program derivatives), and mark-to-market adjustments on CVRs. Other non-operating expense, net, in Q1 2026 decreased by $1.3 million as compared to Q1 2025, primarily due to the $0.6 million loss from change in fair value of CVR liabilities in Q1 2026 compared to the loss of $1.9 million in Q1 2025.
Income Tax Expense

(Dollars in thousands)	Q1 2026	Q1 2025	Change	% Change
Loss before income taxes	$(24,259)	$(50,180)	$25,921	(52)%
Income tax benefit	10,914	7,729	3,185	41%
Loss from operations	$(13,345)	$(42,451)	$29,106	(69)%
Effective tax rate	45.0%	15.4%
We compute our income tax provision by applying the estimated annual effective tax rate to income (loss) from operations and adjusting for the effects of any discrete income tax items recognized in the period. Our effective tax rate was 45.0% for the three months ended March 31, 2026 and 15.4% for the three months ended March 31, 2025. The variance from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2026 was primarily attributable to the limitation on the deductibility of certain officer compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), other non-deductible items, and the impact of foreign operations, partially offset by the foreign-derived intangible income deduction. The variance from the U.S. federal statutory tax rate of 21% for the three months ended March 31, 2025 was primarily attributable to the limitation on the deductibility of certain officer compensation under Section 162(m) of the Code, other non-deductible items, and the impact of foreign operations, partially offset by the foreign-derived intangible income deduction.
Liquidity and Capital Resources
As of March 31, 2026, we had approximately $779.4 million in cash, cash equivalents, and short-term investments, an increase of $45.9 million from $733.5 million as of December 31, 2025. The increase was primarily attributable to the cash flow activity described in the “Cash Flow Summary” below. In addition, as of March 31, 2026, we had $124.4 million in available borrowing capacity under the Revolving Credit Facility, after utilizing $0.6 million for letter of credit. Our principal sources of liquidity are our existing cash, cash equivalents, and short-term investments; cash flows generated from operations; and available borrowings under our Revolving Credit Facility. We believe these sources provide us with the financial flexibility necessary to meet our operating, investing, and financing needs.
In addition to cash flows generated from operations, we have historically supplemented our liquidity by liquidating short-term investments and by issuing debt and equity securities. Our short-term investments consist of U.S. government debt securities, equity securities of publicly traded companies, investment-grade corporate debt securities, commercial paper, and certificates of deposit. We maintain investment guidelines governing the diversification and maturities of our portfolio to provide both safety of principal and liquidity. These guidelines are reviewed periodically and updated as appropriate to reflect prevailing yields and interest rate conditions.
On February 27, 2026, we entered into an At-the-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”), pursuant to which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million through the Agent (the “ATM Offering”). Sales of our common stock under the ATM Offering, if any, will be made pursuant to a prospectus supplement filed with the SEC under our existing effective shelf registration statement. As of March 31, 2026, no shares had been sold under the ATM Offering.
In April 2023, our Board approved a stock repurchase program (the “Repurchase Program”) authorizing, but not requiring, the repurchase of up to $50.0 million of our common stock from time to time through April 2026. Repurchases under the Repurchase Program may be made, if at all, primarily through open-market transactions in accordance with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of repurchases will be determined by management based on our evaluation of market conditions, our share price, applicable legal requirements, and other factors. We did not repurchase any shares of common stock under the Repurchase Program during either of the three months ended March 31, 2026 or 2025.
On August 14, 2025, we issued the 2030 Notes. The $460.0 million aggregate principal balance of the 2030 Notes includes the purchase of an additional $60.0 million aggregate principal amount of the 2030 Notes by the initial purchasers pursuant to the full exercise of their overallotment option. The net proceeds from the 2030 Notes offering were approximately $445.1 million, after deducting the initial purchasers’ discounts and commissions and the debt issuance costs incurred by Ligand.
On October 12, 2023, we entered into a $75.0 million revolving credit facility (the “Revolving Credit Facility”) with Citibank, N.A. as the Administrative Agent (as defined in the Credit Agreement). We, our material domestic subsidiaries, as Guarantors (as defined in the Credit Agreement), and the Lenders (as defined in the Credit Agreement) entered into a credit agreement (the “Credit Agreement”) with the Administrative Agent, under which the Lenders, the Swingline Lender and the L/C Issuer (each as defined in the Credit Agreement) agreed to make revolving loans, swingline loans and other financial accommodations to us (including the issuance of letters of credit) in an aggregate amount of up to $75.0 million. Borrowings under the Revolving Credit Facility accrue interest at a rate equal to either Term Secured Overnight Financing Rate (“Term SOFR”) or a specified base rate plus an applicable margin linked to our leverage ratio, ranging from 1.75% to 2.50% per annum for Term SOFR loans and 0.75% to 1.50% per annum for base rate loans. The Revolving Credit Facility is subject to a commitment fee payable on the unused Revolving Credit Facility commitments ranging from 0.30% to 0.45%, depending on our leverage ratio. During the term of the Revolving Credit Facility, we may borrow, repay and re-borrow amounts available under the Revolving Credit Facility, subject to voluntary reductions of the swing line, letter of credit and revolving credit commitments.
On July 8, 2024, we entered into the first amendment to the Credit Agreement, which amends the Credit Agreement to, among other things, increase the aggregate revolving credit facility amount from $75.0 million to $125.0 million. In connection with the offering of the 2030 Notes, on August 11, 2025, we entered into the second amendment to the Credit Agreement, to permit, among other things, certain cash settlement payments on the 2030 Notes, subject to customary conditions set forth therein. On September 12, 2025, we entered into the third amendment to the Credit Agreement to, among other things, extend the maturity date to September 12, 2028 and modify the minimum consolidated EBITDA (as defined in the Credit Agreement) covenant to require us to maintain not less than $55.0 million of consolidated EBITDA (as defined in the Credit Agreement) for the trailing four-quarter period ended September 30, 2025 and each trailing four-quarter period ending thereafter.
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
As of March 31, 2026, we had $3.8 million in fair value of contingent consideration liabilities associated with prior acquisitions to be settled in future periods.
We believe that our existing cash, cash equivalents, and short-term investments, together with cash generated from operations and available borrowings under our Revolving Credit Facility, are adequate to fund our working capital needs, capital expenditures, debt service requirements, and other business initiatives we plan to strategically pursue, including the pending acquisition of XOMA and other acquisitions and strategic investments, over the next twelve months and into 2027. As described under “First Quarter 2026 Corporate Highlights and Portfolio Updates”, we have entered into a definitive agreement to acquire XOMA for approximately $739 million in cash, with closing expected in the third quarter of 2026, subject to customary closing conditions and necessary regulatory approvals. We intend to fund the cash consideration through a combination of cash on hand and borrowings under our Revolving Credit Facility, and we expect to have sufficient liquidity remaining to support our other operating, investing, and financing activities, including our continued execution of our capital deployment strategy.

Cash Flow Summary

(Dollars in thousands)	Q1 2026	Q1 2025
Net cash provided by (used in):
Operating activities	$48,691	$(25,445)
Investing activities	$(94,347)	$4,894
Financing activities	$(14,133)	$(4,747)
During the three months ended March 31, 2026, we generated cash from operations primarily from revenue and other operating income. We used cash in investing activities primarily for purchases of short-term investments, partially offset by cash proceeds from sale and maturity of short-term investments, and cash proceeds from financial royalty assets. We used cash in financing activities primarily due to cash paid for taxes related to net share settlement of equity awards, partially offset by net proceeds from stock options exercises and ESPP.
During the three months ended March 31, 2025, we used cash in operations primarily for the Castle Creek Transaction, partially offset by cash from revenue and other operating income. We generated cash from investing activities primarily from sale and maturity of short-term investments partially offset by purchases of short-term investments. We used cash in financing activities primarily due to cash paid for taxes related to net share settlement of equity awards, partially offset by net proceeds from stock options exercises and ESPP.
Critical Accounting Policies and Estimates
Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in our consolidated financial statements and the disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is by nature, subject to a degree of uncertainty. Accordingly, actual results could differ materially from the estimates made. There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2025 Annual Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to our market risks in the three months ended March 31, 2026, when compared to the disclosures in Item 7A of our 2025 Annual Report.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2026 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On August 22, 2024, CyDex Pharmaceuticals, Inc. filed a Verified Complaint in the Delaware Court of Chancery against Bexson Biomedical, Inc. (“Bexson”), asserting claims for declaratory relief and breach of contract arising out of a Captisol In Vivo Agreement (the “In Vivo Agreement”) between the parties, pursuant to which CyDex provided Bexson with research-grade Captisol and related confidential and proprietary information for a potential new formulation of ketamine being developed by Bexson. CyDex alleges that Bexson breached its obligations under the In Vivo Agreement, including by misusing confidential information and materials provided by CyDex and by using CyDex’s confidential information and materials to file patent applications that purport to cover formulations that are “not ketamine.” CyDex also asserts that Bexson failed to return and destroy CyDex’s confidential information and materials as required by the In Vivo Agreement. CyDex seeks relief including specific performance of certain co-ownership provisions of the In Vivo Agreement and disgorgement from Bexson for any benefits obtained in violation of the In Vivo Agreement. On September 27, 2024, Bexson filed a Motion to Dismiss the Verified Complaint. A Verified Amended Complaint was filed by CyDex on November 6, 2024, and a Motion to Dismiss the Verified Amended Complaint was filed by Bexson on January 17, 2025. On May 23, 2025, Bexson withdrew its pending Motion to Dismiss and filed a Verified Counterclaim, Answer, and Affirmative Defenses. On July 17, 2025, CyDex and Bexson agreed to a joint stipulation for a schedule on judgment on the pleadings, providing for briefing to be complete by November 17, 2025. CyDex filed its reply to Bexson’s counterclaim on July 23, 2025. On August 22, 2025, Bexson filed its opening brief in support of its motion for judgment on the pleadings. On September 25, 2025, CyDex filed its partial cross-motion for judgment on the pleadings and opposition to Bexson’s motion, and on October 27, 2025 Bexson filed its combined answering brief in opposition to CyDex’s motion and reply in support of its motion. CyDex filed a reply brief on November 17, 2025. On April 22, 2026, the Court heard argument on the motions for judgment on the pleadings. Following argument, the Court issued a bench ruling denying Bexson’s motion for judgment on the pleadings and granting in part CyDex’s motion for judgment on the pleadings. The Court entered orders to this effect on April 22, 2026. The case is expected to proceed to discovery.
On July 18, 2025, CyDex received a letter (the “Notice Letter”) from PH Health Limited (“PH Health”), a wholly-owned indirect subsidiary of Endo, Inc., stating that PH Health had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) referencing New Drug Application No. 022235, owned by Baxter Healthcare Corp. (“Baxter”) for Captisol®-enabled Nexterone® (amiodarone hydrochloride, 150 mg/100 mL, premixed for injection). In its Notice Letter, PH Health stated that its ANDA includes a certification under 21 U.S.C. § 355(j)(2)(A)(vii)(IV) that, in PH Health’s opinion, CyDex’s U.S. Patent No. 7,635,773 (“the ’773 patent”) is invalid, unenforceable and/or will not be infringed by Par Heath’s ANDA product. The Notice Letter included an explanation intended to support PH Health’s position that its ANDA product would not infringe the ’773 patent but did not include detailed explanations regarding invalidity or unenforceability. On August 29, 2025, during the 45 day period for filing a lawsuit pursuant to the Hatch-Waxman Act, Baxter and CyDex filed a lawsuit in the United States District Court for the Distinct of New Jersey against Par Health Ltd., Par Health USA, Endo USA, Inc., Endo Operations Limited, and Endo, Inc., asserting that the ANDA filing infringed the ’773 patent. See Case No. 3:25-cv-15120-MCA. An Answer was filed on October 27, 2025. On January 8, 2026, the initial scheduling conference was held before Magistrate Judge Cari Fais. On March 23, 2026, the parties submitted a Joint Stipulation to strike Defendants’ Third Affirmative Defense, meaning that Defendants would be “precluded from asserting invalidity with respect to any claim of” the ‘773 patent. The parties have submitted competing case schedules, collectively calling for trial to be scheduled between June and September 2027. Fact discovery has commenced and is ongoing.
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
Item 1A. Risk Factors
We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2025 Annual Report. The risk factors described in our 2025 Annual Report are not the only risks we face. Factors we currently do not know, factors that we currently consider immaterial or factors that are not specific to us, such as general economic and political conditions, may also materially adversely affect our business or our consolidated operating results, financial condition or cash flows.
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
During the quarter ended March 31, 2026, Octavio Espinoza, our Chief Financial Officer, modified a Rule 10b5‑1 trading arrangement that had been adopted on November 19, 2025. The modification, effected on February 19, 2026, removed an award that had been inadvertently included in the trading arrangement at the time of adoption. No other terms of the trading arrangement were changed.

Item 6.    Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of April 27, 2026, by and among XOMA Royalty Corporation, Ligand Pharmaceuticals Incorporated and Flex Merger Sub. Inc.	8-K	001-33093	4/27/2026	2.1
4.1	Form of Indenture	S-3ASR	333-293896	2/27/2026	4.3
10.1	Form of Support Agreement, dated as of April 27, 2026, entered into by Ligand Pharmaceuticals Incorporated, Flex Merger Sub, Inc. and the Supporting Stockholders.	8-K	001-33093	4/27/2026	10.1
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1*	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.
						X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL and contained in Exhibit 101.					X

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

Date:	May 8, 2026	By:	/s/ Octavio Espinoza
Octavio Espinoza
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer