Form 10-Q
period 2026-06-30
LIGAND PHARMACEUTICALS INC
filed 2026-08-07
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 4, 2026, the registrant had 19,935,609 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2025 Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
ESPP	Ligand Pharmaceuticals Incorporated Employee Stock Purchase Plan, as amended and restated, effective June 6, 2019
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
GAAP	Generally accepted accounting principles in the United States
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
Metabasis	Metabasis Therapeutics, Inc.
NDA	New Drug Application
Palvella	Palvella Therapeutics, Inc.
Q2 2025	The Company’s fiscal quarter ended June 30, 2025
Q2 2026	The Company’s fiscal quarter ended June 30, 2026
SBC	Share-based compensation expense
SEC	Securities and Exchange Commission
Takeda	Takeda Pharmaceutical Company Limited
Travere	Travere Therapeutics, Inc.
Viking	Viking Therapeutics, Inc.
YTD 2025	The year‑to‑date period beginning January 1, 2025 and ending on the date indicated
YTD 2026	The year‑to‑date period beginning January 1, 2026 and ending on the date indicated

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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$1,006,702	$174,927
Short-term investments	351,056	558,594
Accounts receivable, net	67,011	59,601
Inventory	10,263	9,126
Short-term portion of financial royalty assets, net	12,982	22,792
Income taxes receivable	2,911	1,446
Other current assets	6,191	5,785
Total current assets	1,457,116	832,271
Intangible assets, net	209,244	225,438
Goodwill	101,541	101,541
Long-term portion of financial royalty assets, net	194,228	196,877
Noncurrent derivative assets	17,913	15,632
Equity method investments	42,390	46,500
Other investments	114,483	121,451
Deferred income taxes, net	37,119	8,345
Other assets	11,841	12,582
Total assets	$2,185,875	$1,560,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,405	$3,238
Accrued liabilities	31,867	31,453
Income taxes payable	3,217	1,239
Current contingent liabilities	210	287
Current operating lease liabilities	1,082	1,095
Other current liabilities	955	135
Total current liabilities	46,736	37,447
Long-term contingent liabilities	2,382	2,934
Long-term operating lease liabilities	3,777	4,204
Convertible senior notes, net	1,126,594	446,192
Deferred income taxes, net	21,654	36,019
Other long-term liabilities	17,216	16,629
Total liabilities	1,218,359	543,425
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 19,920 and 19,774 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	20	20
Additional paid-in capital	379,769	400,649
Accumulated other comprehensive income	4,476	8,455
Retained earnings	583,251	608,088
Total stockholders’ equity	967,516	1,017,212
Total liabilities and stockholders’ equity	$2,185,875	$1,560,637
See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues and income:
Revenue from intangible royalty assets	$37,362	$30,084	$70,293	$51,671
Income from financial royalty assets	10,670	6,313	20,697	12,215
Royalties	48,032	36,397	90,990	63,886
Captisol	7,978	8,287	16,632	21,747
Contract revenue and income	7,683	2,943	7,793	7,327
Total revenues and income	63,693	47,627	115,415	92,960
Operating costs and expenses:
Cost of Captisol	3,214	2,907	6,487	7,756
Amortization of intangibles	8,097	8,258	16,194	16,515
Research and development	14,668	6,567	16,816	56,652
General and administrative	29,123	20,175	49,959	38,976
Fair value adjustments to partner program derivatives	—	1,276	—	833
Total operating costs and expenses	55,102	39,183	89,456	120,732
Operating income (loss)	8,591	8,444	25,959	(27,772)
Non-operating income and expenses:
Gain (loss) from short-term investments	11,754	939	15,623	(11,428)
Gain (loss) from change in fair value of equity-method investments and other investments	35,727	—	(13,502)	—
Interest income	7,298	1,621	13,953	3,392
Interest expense	(1,748)	(1,153)	(3,495)	(2,020)
Other non-operating expense, net	2,682	1,372	1,507	(1,129)
Total non-operating income (expenses), net	55,713	2,779	14,086	(11,185)
Income (loss) before income taxes	64,304	11,223	40,045	(38,957)
Income tax (expense) benefit	(15,796)	(6,376)	(4,882)	1,353
Net income (loss)	$48,508	$4,847	$35,163	$(37,604)

Basic net income (loss) per share	$2.42	$0.25	$1.76	$(1.95)
Shares used in basic per share calculation	20,063	19,327	19,974	19,259

Diluted net income (loss) per share	$2.22	$0.24	$1.63	$(1.95)
Shares used in diluted per share calculation	21,837	19,926	21,548	19,259

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income (loss)	$48,508	$4,847	$35,163	$(37,604)
Unrealized loss on available-for-sale securities, net of tax	(22)	(49)	(754)	(71)
Foreign currency translation adjustment, net of tax	(892)	10,106	(3,225)	14,507
Comprehensive income (loss)	$47,594	$14,904	$31,184	$(23,168)

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional paid in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2025	19,774	$20	$400,649	$8,455	$608,088	$1,017,212
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	255	—	(14,076)	—	—	(14,076)
Share-based compensation	—	—	10,596	—	—	10,596
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(732)	—	(732)
Foreign currency translation adjustment, net of tax	—	—	—	(2,333)	—	(2,333)
Net loss	—	—	—	—	(13,345)	(13,345)
Balance at March 31, 2026	20,029	20	397,169	5,390	594,743	997,322
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	120	—	8,256	—	—	8,256
Share repurchase in connection with the 2031 Notes (Note 8)	(229)	—	—	—	(60,000)	(60,000)
2031 Notes hedge and warrant transactions, net of tax (Note 6)	—	—	(39,309)	—	—	(39,309)
Share-based compensation	—	—	13,653	—	—	13,653
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(22)	—	(22)
Foreign currency translation adjustment, net of tax	—	—	—	(892)	—	(892)
Net income	—	—	—	—	48,508	48,508
Balance at June 30, 2026	19,920	$20	$379,769	$4,476	$583,251	$967,516

	Common Stock		Additional paid in capital	Accumulated other comprehensive loss (income)	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2024	19,106	$20	$337,377	$(5,942)	$498,984	$830,439
ASU 2025-07 adoption: impact as of January 1, 2025	—	—	—	—	(438)	$(438)
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	170	—	(4,669)	—	—	(4,669)
Share-based compensation	—	—	7,836	—	—	7,836
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(22)	—	(22)
Foreign currency translation adjustment, net of tax	—	—	—	4,401	—	4,401
Net loss (as reported)	—	—	—	—	(42,451)	(42,451)
ASU 2025-07 adoption: impact on net loss	—	—	—	—	498	498
Balance at March 31, 2025*	19,276	20	340,544	(1,563)	456,593	795,594
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	135	—	8,094	—	—	8,094
Share-based compensation	—	—	9,997	—	—	9,997
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(49)	—	(49)
Foreign currency translation adjustment, net of tax	—	—	—	10,106	—	10,106
Net income (as reported)	—	—	—	—	4,847	4,847
ASU 2025-07 adoption: impact on net income	—	—	—	—	(1,276)	(1,276)
Balance at June 30, 2025*	19,411	$20	$358,635	$8,494	$460,164	$827,313
*Interim equity balances reflect the impact of ASU 2025-07 adoption in Q3 2025 effective January 1, 2025.
See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six months ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$35,163	$(37,604)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Change in estimated fair value of contingent liabilities	(492)	1,931
Depreciation of fixed assets and amortization of intangible assets	16,431	17,292
Accretion of short-term investments	(2,701)	(1,605)
Amortization of debt discount and issuance fees	1,626	261
Non-cash income from financial royalty assets	2,728	(888)
CECL adjustment to financial royalty assets	(201)	(750)
(Gain) loss on derivative instruments	(532)	245
Loss from change in fair value of equity-method investments and other investments	13,502	—
Share-based compensation	24,249	17,833
Deferred income taxes, net	(549)	(9,169)
(Gain) loss from short-term investments	(15,623)	11,428
Lease amortization expense	959	983
Other	(735)	1,736
Changes in operating assets and liabilities:
Accounts receivable	(7,441)	(3,341)
Inventory	(1,137)	(1,375)
Accounts payable and accrued liabilities	5,960	(2,556)
Income tax receivable and payable	522	2,758
Deferred revenue	—	(578)
Other assets and liabilities	980	(6,247)
Net cash provided by (used in) operating activities	72,709	(9,646)

Cash flows from investing activities:
Acquisition of financial royalty assets	(2,640)	(1,821)
Proceeds from financial royalty assets	9,500	5,179
Purchases of derivatives	(2,672)	(7,620)
Proceeds from sale of derivatives	1,045	—
Purchases of property and equipment	(254)	(428)
Purchases of short-term investments	(259,327)	(122,717)
Proceeds from sale of short-term investments	242,563	38,414
Proceeds from maturity of short-term investments	239,805	83,220
Purchases of other investments	(1,250)	—
Net cash provided by (used in) investing activities	226,770	(5,773)

Cash flows from financing activities:
Gross proceeds from issuance of Convertible Senior Notes	700,000	—
Debt discount and payment of debt issuance cost	(20,175)	(73)

Purchase of Convertible Senior Notes hedge	(195,790)	—
Proceeds from issuance of warrants	114,100	—
Repurchase of common stock	(60,000)	—
Payments under finance lease obligations	(14)	(14)
Net proceeds from stock option exercises and ESPP	16,255	12,461
Taxes paid related to net share settlement of equity awards	(22,075)	(9,036)
Proceeds from Pelthos investors	—	6,910
Net cash provided by financing activities	532,301	10,248
Effect of exchange rate changes on cash and cash equivalents	(5)	3,350
Net increase (decrease) in cash, cash equivalents and restricted cash, including cash and cash equivalents classified within assets held for sale	831,775	(1,821)
Less: net increase in cash and cash equivalents classified within assets held for sale	—	(2,817)
Net increase (decrease) in cash, cash equivalents and restricted cash	831,775	(4,638)
Cash, cash equivalents and restricted cash at beginning of period	174,927	72,307
Cash, cash equivalents and restricted cash at end of period	$1,006,702	$67,669

Supplemental disclosure of cash flow information:
Interest paid	$2,369	$201
Taxes paid	$3,313	$4,554

Supplemental schedule of non-cash investing and financing activities:
Addition of right-of-use assets and lease liabilities	$—	$2,315
Accrued debt issuance costs	$906	$—
Accrued fixed asset purchases	$44	$9
Unrealized loss on available-for-sale investments, net of tax	$(754)	$(71)

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
Segment Information
The Company has one operating and reportable segment: investing in the clinical development and commercialization of high-value medicines. The Company’s Chief Operating Decision Maker (“CODM”) is Todd Davis, our Chief Executive Officer and director. The CODM uses net income (loss) as a single segment profit or loss measure to evaluate our single segment performance, and in deciding whether to invest in the existing assets, or to new potential opportunities. Our CODM relies on internal management reporting processes that provide information on segment operating income (loss) for making financial decisions and allocating resources. The CODM does not evaluate, manage or measure performance of segments using asset information.
The information on significant segment expenses that are regularly provided to the CODM, and other segment items included within the reported segment profit or loss measure, is presented in a table below:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Total revenues and income	$63,693	$47,627	$115,415	$92,960
Share-based compensation	(13,653)	(9,997)	(24,249)	(17,833)
Other segment items:
Amortization of intangibles	(8,097)	(8,258)	(16,194)	(16,515)
Depreciation of property and equipment	(118)	(264)	(237)	(777)
Interest income	7,298	1,621	13,953	3,392
Interest expense	(1,748)	(1,153)	(3,495)	(2,020)
Other *	1,133	(24,729)	(50,030)	(96,811)
Net income (loss)	$48,508	$4,847	$35,163	$(37,604)
* Other for the three months ended June 30, 2026 and 2025 include the amount of other general, administrative, research and development expenses of $30.0 million and $16.5 million (net of share-based compensation and depreciation expenses), respectively, and additional income and expense items that are presented in the condensed consolidated statements of operations such as fair value adjustments to partner program derivatives, cost of Captisol and other non-operating income and expenses.
Other for the six months ended June 30, 2026 and 2025 include the amount of other general, administrative, research and development expenses of $42.3 million and $77.0 million (net of share-based compensation and depreciation expenses), respectively, and additional income and expense items that are presented in the condensed consolidated statements of operations such as fair value adjustments to partner program derivatives, cost of Captisol and other non-operating income and expenses.
Significant Accounting Policies

We have described our significant accounting policies in Note 1, Basis of Presentation and Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements in our 2025 Annual Report.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires the use of estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and the accompanying notes. Actual results may differ from those estimates and assumptions.
Revenue and Income
Our revenue is generated primarily from royalties on sales of products commercialized by our partners, supplemented by Captisol material sales and contract revenue from license fees and milestone payments. We partner with leading biopharmaceutical companies to leverage their capabilities in late-stage development, regulatory execution, and commercialization, while we focus on disciplined capital deployment, portfolio construction, and risk management. This also allows us to leverage each partner's asset infrastructure in sales and marketing, manufacturing and R&D to avoid high-cost infrastructure ourselves.
For all revenue transactions, we apply the five‑step model in accordance with ASC 606, Revenue from Contracts with Customers, to determine revenue: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.
Revenue from Intangible Royalty Assets
We receive royalty revenue from intangible royalty assets based on sales by our partners of products covered by patents that we or our partners own under contractual agreements. We do not have future performance obligations under these license arrangements. We generally satisfy our obligation to grant intellectual property rights on the effective date of the contract. However, we apply the royalty recognition constraint required for sales‑based royalties, which requires royalties to be recorded no earlier than when the underlying sale occurs. Accordingly, royalties on sales of products commercialized by our partners are recognized in the quarter in which the product is sold. Our partners generally report sales information to us on a one‑quarter lag. As a result, we estimate expected royalty proceeds based on an analysis of historical experience and interim data provided by our partners, including publicly announced sales. Differences between actual and estimated royalty revenues, which have not been material, are adjusted in the period in which they become known, typically the following quarter.
Income from Financial Royalty Assets
We recognize income from financial royalty assets when there is a reasonable expectation regarding the timing and amount of cash flows expected to be collected. Income is calculated by multiplying the carrying value of the financial royalty asset by the periodic effective interest rate.
We account for financial royalty assets related to developmental pipeline or recently commercialized products on a non-accrual basis. Developmental pipeline products are non-commercialized, non-approved products that require FDA or other regulatory approval, and thus have uncertain cash flows. Newly commercialized products typically do not have an established and reliable sales pattern, and thus have uncertain cash flows.
Captisol Sales
Revenue from Captisol sales is recognized when control of Captisol material is transferred or intellectual property license rights are granted to our customers in an amount that reflects the consideration we expect to receive in exchange for those products or rights. A performance obligation is considered distinct from other obligations in a contract when it provides a benefit to the customer either on its own or together with other resources that are readily available to the customer and is separately identified in the contract. For Captisol material or intellectual property license rights, we consider our performance obligation satisfied once we have transferred control of the product or granted the intellectual property rights, meaning the customer has the ability to use and obtain the benefit of the Captisol material or intellectual property license rights. We recognize revenue for satisfied performance obligations only when we determine there are no uncertainties regarding payment terms or transfer of control. Sales tax and other taxes we collect concurrent with revenue-producing activities are excluded from revenue. We have elected to recognize the cost of freight and shipping when control over Captisol material has been transferred to the customer as an expense in cost of Captisol. We expense incremental costs of obtaining a contract when incurred if the expected amortization period of the asset is one year or less or the amount is immaterial. We did not incur any incremental costs of obtaining a contract during the periods reported.
Contract Revenue

Our contracts with customers often include variable consideration in the form of contingent milestone payments. We include contingent milestone payments in the estimated transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. These estimates are based on historical experience, anticipated results and our best judgment at the time. If the contingent milestone payment is based on sales, we apply the royalty recognition constraint and record revenue when the underlying sale occurs. Significant judgments are required in determining the transaction price for our sales of intellectual property. Because of the risk that products in development with our partners will not reach development milestones or receive regulatory approval, we generally recognize any contingent payments that would be due to us upon the development milestone or regulatory approval.
Some customer contracts are sublicenses that require us to make payments to an upstream licensor related to license fees, milestones and royalties that we receive from customers. In such cases, we evaluate gross revenue as a principal versus net revenue as an agent based on each individual agreement.
Income
Operating income includes milestone and royalty income received from other royalty transactions and transactions involving our intellectual property including, R&D funding arrangements, dispositions and the related contingent consideration.
Disaggregation of Revenue
The following table represents disaggregation of royalties, Captisol, and contract revenue and income (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Royalties
Filspari	$13,567	$6,578	$24,889	$11,879
Kyprolis	7,044	8,803	13,784	13,526
Ohtuvayre	4,144	2,084	7,131	3,496
Rylaze	3,201	2,864	6,422	5,983
Capvaxive	2,316	2,250	4,285	3,135
Vaxneuvance	1,351	2,643	2,961	3,928
Teriparatide injection	1,470	2,298	2,791	3,489
Other	4,269	2,564	8,030	6,235
Revenue from intangible royalty assets	37,362	30,084	70,293	51,671
Qarziba	6,150	5,885	12,449	11,327
Ohtuvayre inventors	3,294	—	6,341	—
Other	1,226	428	1,907	888
Income from financial royalty assets	10,670	6,313	20,697	12,215
Total royalties	48,032	36,397	90,990	63,886

Captisol	7,978	8,287	16,632	21,747
Contract revenue and income
Contract revenue	2,683	1,926	2,793	6,310
Income	5,000	1,017	5,000	1,017
Total contract revenue and income	7,683	2,943	7,793	7,327
Total revenues and income	$63,693	$47,627	$115,415	$92,960
Short-term Investments
The following table summarizes the various categories of our short-term investments at June 30, 2026 and December 31, 2025 (in thousands):

June 30, 2026	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Government Agencies	$145,569	$—	$(393)	$145,176
U.S. Treasuries	65,430	—	(164)	65,266
Corporate notes/bonds	52,307	—	(130)	52,177
Corporate equity securities	20,850	63,477	(3,314)	81,013
Commercial paper	7,430	—	(6)	7,424
Total short-term investments	$291,586	$63,477	$(4,007)	$351,056

December 31, 2025
U.S. Government Agencies	$175,780	$89	$(38)	$175,831
Corporate notes/bonds	124,249	98	(52)	124,295
U.S. Treasuries	113,055	137	(4)	113,188
Commercial paper	74,473	21	(8)	74,486
Corporate equity securities	15,733	58,852	(3,791)	70,794
Total short-term investments	$503,290	$59,197	$(3,893)	$558,594
Gain (loss) from short-term investments in our condensed consolidated statements of operations includes both realized and unrealized gain (loss) from our short-term investments in corporate equity securities, and realized gain (loss) from available-for-sale debt securities.
The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	June 30, 2026
	Amortized Cost	Fair Value
Within one year	$180,608	$180,379
After one year through five years	90,128	89,664
Total	$270,736	$270,043
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
We held a total of 103 investments that were in an unrealized loss position with $0.7 million of unrealized losses as of June 30, 2026. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses are largely due to changes in interest rates and not due to unfavorable changes in the credit quality associated with these securities that impacted our assessment of collectability of principal and interest. As of June 30, 2026, we did not intend to sell these securities, and it was not more likely than not that we would be required to sell them before recovery of their amortized cost basis. No credit losses were recognized for the three and six months ended June 30, 2026 and 2025.
Accounts Receivable and Allowance for Credit Losses
Our accounts receivable arise primarily from sales on credit to customers. We establish an allowance for credit losses to present the net amount of accounts receivable expected to be collected. The allowance is determined using the loss-rate method, which requires an estimation of loss rates based on historical loss experience adjusted for factors relevant to determining the expected collectability of accounts receivable. Some of these factors include macroeconomic conditions that correlate with historical loss experience, delinquency trends, aging behavior of receivables and credit and liquidity quality indicators for industry groups, customer classes or individual customers.
During the three months ended June 30, 2026 and 2025, we considered the current and expected future economic and market conditions and determined that increases of $0.2 million and $0.1 million, respectively, were required in the allowance for credit losses. During the six months ended June 30, 2026 and 2025, we considered the current and expected future economic and market conditions and determined that increases of $0.03 million and $0.4 million, respectively, were required in the allowance for credit losses.

Inventory
Inventory, which consists of finished goods (Captisol), is stated at the lower of cost or net realizable value. We determine cost using the specific identification method. We analyze our inventory levels periodically and write down inventory to net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There was no obsolete inventory charge recorded during the three and six months ended June 30, 2026 and 2025. In addition to finished goods, as of June 30, 2026 and December 31, 2025, inventory included prepayments of $1.6 million and $2.1 million, respectively, to our supplier for Captisol.
Goodwill and Intangible Assets, Net
Goodwill and other identifiable intangible assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Indefinite-lived intangible assets
Goodwill	$101,541	$101,541
Definite-lived intangible assets
Complete technology	29,619	29,619
Less: accumulated amortization	(21,763)	(20,809)
Trade name	2,642	2,642
Less: accumulated amortization	(2,043)	(1,976)
Customer relationships	29,600	29,600
Less: accumulated amortization	(22,889)	(22,144)
Contractual relationships	360,000	360,000
Less: accumulated amortization	(165,922)	(151,494)
Total definite lived intangible assets	209,244	225,438
Total goodwill and other identifiable intangible assets, net	$310,785	$326,979
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
The gross carrying value of a financial royalty asset is consisting of the opening balance, or net purchase price for a new financial royalty asset, which is increased by accrued interest income (except for assets under the non-accrual method) and decreased by cash receipts during the period to arrive at the ending balance.
We evaluate financial royalty assets for recoverability on an individual basis by comparing the effective interest rate at each reporting date to that of the prior period. If the effective interest rate is lower for the current period than the prior period, and if gross cash flows have declined (expected and collected), we record a provision expense for the change in expected cash flows. The provision is measured as the difference between the financial royalty asset’s amortized cost basis and the net present value of the expected future cash flows, calculated using the prior period’s effective interest rate. In a subsequent period, if there is an increase in expected future cash flows, or if actual cash flows are greater than cash flows previously expected, we reduce the previously established cumulative allowance in part or in full.
In addition to the above allowance, we recognize an allowance for current expected credit losses under ASC 326, Financial Instruments – Credit Losses on our financial royalty assets. The credit rating, which is primarily based on publicly available data and updated quarterly, is the primary credit quality indicator used to determine the credit loss provision.
The carrying value of financial royalty assets is presented net of the cumulative allowances for changes in expected future cash flows and expected credit losses. The initial amount and subsequent revisions to allowances for changes in expected future cash flows and expected credit losses are recorded as part of general and administrative expenses in the condensed consolidated statements of operations.
When we are reasonably certain that a part of a financial royalty asset’s net carrying value (or all of it) is not recoverable, we recognize an impairment which is recorded in financial royalty assets impairment on the consolidated statements of operations. To the extent there was an allowance previously recorded for this asset, the amount of such impairment is written off against the allowance at the time that such a determination is made. Any future recoveries from such impairment are recognized when cash is collected in the respective period earnings.
The short-term portion of financial royalty assets represents an estimate for current quarter royalty receipts which are normally collected during the subsequent quarter, and, as applicable, also includes royalty receipts from previous periods that have not been collected.
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
Derivative Assets
As of June 30, 2026, all our derivative assets are warrants and options that are not used for risk management purposes. For additional information, see Note 3, Investment Transactions.
As a result of our early adoption of ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-07”), certain assets previously accounted for as derivatives qualified for a new derivative scope exception introduced by ASU 2025-07, and are now accounted for as financial royalty assets effective January 1, 2025. Such assets include (1) our rights in future milestone and royalty payments from Agenus partner programs, (2) rights to receive from Primrose Bio 50% of milestone payments on certain contracts previously entered into by Primordial Genetics (“Primrose mRNA”), and (3) the Castle Creek Milestone (as defined in Note 3, Investment Transactions). For additional information, see Note 4, Financial Royalty Assets, net.
All derivatives are measured at fair value in the condensed consolidated balance sheets. Derivative assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
LeonaBio Series A Warrant	$923	$—
Total current derivative assets(1)	$923	$—

Orchestra Warrant	$6,810	$3,799
Castle Creek Warrant	5,250	4,989
Pelthos Conversion Option	3,303	3,432
Agenus Warrant(2)	1,226	1,322
LeonaBio Warrants (noncurrent)	922	1,461
Arecor Warrant	402	629
Total noncurrent derivative assets	$17,913	$15,632
(1) Current derivative assets are included within other current assets in the condensed consolidated balance sheets.
(2) In connection with the entry into the Purchase and Sale Agreement with Agenus in May 2024, Agenus issued us a five-year warrant (“Agenus Warrant”) to purchase 867,052 shares of its common stock, at an exercise price equal to $17.30. On December 22, 2025, we entered into an amendment to the Purchase and Sale Agreement with Agenus reducing the Agenus Warrant exercise price from $17.30 to $7.50. The fair value of the Agenus Warrant is determined using a

Black-Scholes model. The following assumptions were used as of June 30, 2026 and December 31, 2025, respectively: expected term of 2.9 years and 3.4 years, volatility of 102% and 97%, risk-free rate of 4.2% and 3.6%, Agenus stock price of $3.06 and $3.14.
A change in the fair value of warrants and options, which amounted to $1.4 million for the three months ended June 30, 2026, was included within other non-operating expense, net, in the condensed consolidated statement of operations. This amount included $1.9 million related to the conversion option of the Pelthos Convertible Notes (the “Pelthos Conversion Option”), $0.3 million for the Orchestra Warrant, and $0.04 million for the Castle Creek Warrant, partially offset by $(0.6) million related to the LeonaBio Warrants, $(0.2) million for the Agenus Warrant, and $(0.1) million related to the Arecor Warrant.
A change in the fair value of warrants and options, which amounted to $0.5 million for the six months ended June 30, 2026, was included within other non-operating expense, net, in the condensed consolidated statement of operations. This amount included $0.4 million related to the LeonaBio Warrants, $0.3 million related to the Castle Creek Warrant, and $0.3 million related to the Orchestra Warrant, partially offset by $(0.1) million related to the Pelthos Conversion Option, $(0.2) million related to the Arecor Warrant, and $(0.1) million related to the Agenus Warrant.
A change in the fair value of the Agenus partner programs, the Primrose mRNA derivative, and the Castle Creek Milestone, which amounted to $(0.8) million, $(0.7) million, and $0.3 million, respectively, for the three months ended June 30, 2025, was included within fair value adjustments to partner program derivatives in the condensed consolidated statement of operations. A change in the fair value of other derivatives, which amounted to $1.2 million for the three months ended June 30, 2025, was included within other non-operating expense, net, in the condensed consolidated statement of operations. This amount included $1.4 million related to the Agenus Warrant and $(0.2) million related to the Castle Creek Warrant.
A change in the fair value of the Agenus partner programs, the Primrose mRNA derivative, and the Castle Creek Milestone, which amounted to $(0.5) million, $(0.6) million and $0.3 million, respectively, for the six months ended June 30, 2025, was included within fair value adjustments to partner program derivatives in the condensed consolidated statement of operations. A change in the fair value of other derivatives, which amounted to $0.6 million for the six months ended June 30, 2025, was included within other non-operating expense, net, in the condensed consolidated statement of operations. This amount included $0.9 million related to the Agenus Warrant and $(0.3) million related to the Castle Creek Warrant.
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
Equity method investments for which the Company has elected the fair value option are measured at fair value, with changes in fair value recognized in earnings each reporting period and presented as gain (loss) from change in fair value of equity method investments and other investments in our condensed consolidated statements of operations. The Company elected the fair value option for its equity method investment in Pelthos. The election was made to simplify the accounting and reporting process, as Pelthos is a publicly traded entity with a readily available market price.
Equity method investments for which the Company has not elected the fair value option are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any impairment of equity method investments is presented as gain (loss) from change in fair value of equity method investments and other investments in our condensed consolidated statements of operations. These equity method investments are reviewed for indicators of impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other‑than‑temporary. The Company did not elect the fair value option for its equity method investment in Primrose Bio. There was no impairment to our equity method investment in Primrose Bio during the three and six months ended June 30, 2026 and 2025.
The equity method investment in Primrose Bio is adjusted for the Company’s share of the investee’s earnings or losses and for any dividends received. The Company’s share of Primrose Bio’s earnings or losses is presented within other non‑operating expense, net, in our condensed consolidated statement of operations. The Company does not record its share of the investee’s losses once the investment balance has been reduced to zero. The Company resumes recognition of its share of the investee’s earnings only after previously unrecognized losses have been recovered. As of December 31, 2024, the equity method investment in Primrose Bio had been written down to zero. The Company has no outstanding advances, guarantees, or commitments to fund Primrose Bio’s losses. Therefore, the Company’s proportionate share of Primrose Bio’s net loss for the three and six months ended June 30, 2026 and 2025 was not recorded. Ligand owned 31.5% of Primrose Bio’s outstanding equity as of both June 30, 2026 and December 31, 2025.
Other Investments

Other investments represent our investments in equity securities of third parties in which we do not have control or significant influence. Our equity securities that do not have a readily determinable or estimable fair value are measured using the measurement alternative in accordance with ASC 321, which is cost less impairment, if any, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. Any impairment or upward or downward adjustment recognized during the period is presented as gain (loss) from change in fair value of equity method investments and other investments in our condensed consolidated statements of operations.
Our investment in Pelthos Series A preferred shares is measured at fair value, with changes in fair value recognized as gain (loss) from change in fair value of equity method investments and other investments in our condensed consolidated statements of operations. For additional information, see Note 2, Pelthos Transaction.
Other investments consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Pelthos Series A convertible preferred shares	$96,870	$106,262
Equity securities in Primrose Bio	6,501	6,531
InvIOs investment	4,500	4,500
Pelthos loan receivable	5,359	4,158
Cost method investment in Zerion	1,253	—
Total other investments	$114,483	$121,451
During the three and six months ended June 30, 2026, we recognized a fair value adjustment of $24.9 million and $(9.4) million, respectively, related to our Pelthos Series A preferred shares. During the three and six months ended June 30, 2025, no fair value adjustment was recognized for other investments.
Other Assets
Other assets consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Right-of-use assets	$6,440	$7,223
Property and equipment, net	3,396	3,571
Other	2,005	1,788
Total other assets	$11,841	$12,582
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Royalties owed to third parties	$11,356	$16,202
Professional fees	8,239	1,997
Compensation	4,635	6,388
Value-added tax	1,824	1,753
Subcontractor	1,756	1,756
Accrued interest	863	1,307
Customer deposit	621	621
Other	2,573	1,429
Total accrued liabilities	$31,867	$31,453
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

Any change in fair value is recorded as other non-operating expense, net, in our condensed consolidated statements of operations. For additional information, see Note 5, Fair Value Measurements.
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Unrecognized tax benefits	$17,182	$16,588
Other long-term liabilities	34	41
Total other long-term liabilities	$17,216	$16,629
Share-Based Compensation
Share-based compensation expense for awards to employees and non-employee directors is a non-cash expense and is recognized on a straight-line basis over the vesting period. The following table summarizes share-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
SBC - Research and development expenses	$1,080	$955	$2,027	$1,859
SBC - General and administrative expenses	12,573	9,042	22,222	15,974
Total SBC expenses	$13,653	$9,997	$24,249	$17,833
The fair value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.2%	4.1%	3.6%	4.0%
Dividend yield	—	—	—	—
Expected volatility	42.7%	43.1%	42.3%	45.6%
Expected term (years)	4.8	4.7	4.2	4.2
A limited amount of performance-based restricted stock units (“PSUs”) contain a market condition based on our relative total shareholder return ranked on a percentile basis against the Nasdaq Biotechnology Index over a three-year performance period, with a range of 0% to 200% of the target amount granted to be issued under the award. Share-based compensation cost for these PSUs is measured using the Monte Carlo simulation valuation model and is not adjusted for the achievement, or lack thereof, of the performance conditions.
Net Income (Loss) Per Share
Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on the sum of the weighted average number of common shares and potentially dilutive common shares outstanding during the period. Diluted net loss per share is computed using only the weighted average number of common shares outstanding during the period, as potentially dilutive securities are excluded when a net loss is reported.
Potentially dilutive common shares consist of shares issuable under the 2030 Notes (as defined below), 2031 Notes (as defined below), warrants issued in connection with the 2030 Notes, warrants issued in connection with the 2031 Notes, stock options, and restricted stock. The 2030 Notes and 2031 Notes are considered to be Instrument C, under which the Company must settle the accreted value of the debt instrument in cash upon conversion and may choose to settle the conversion spread in cash, shares, or a combination of cash and shares. The dilutive effect of Instrument C is limited to the conversion premium, which is reflected in the calculation of diluted earnings per share as if it were a freestanding written call option on the Company’s shares. The warrants will have a dilutive effect to the extent the market price per share of common stock exceeds the applicable exercise price of the warrants.

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
The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Weighted average shares outstanding:	20,063	19,327	19,974	19,259
Dilutive potential common shares:
Restricted stock	297	179	336	—
Stock options	1,068	420	1,014	—
2030 Convertible Senior Notes	409	—	224	—
Shares used to compute diluted loss per share	21,837	19,926	21,548	19,259

Potentially dilutive shares excluded from calculation due to anti-dilutive effect:
Restricted stock	—	133	28	87
Stock options	384	1,227	274	975
2031 Convertible Senior Notes	877	—	441	—
Warrant related to the 2030 Notes	2,362	—	2,362	—
Warrant related to the 2031 Notes	2,094	—	1,053	—
Anti-dilutive shares	5,717	1,360	4,158	1,062
For the six months ended June 30, 2025, due to the net loss for the period, 0.7 million weighted average incremental shares, including stock options, restricted stock awards, and performance stock awards were anti-dilutive.
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
We do not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have a material impact on our condensed consolidated financial statements or disclosures.
2. Pelthos Transaction
In July 2025, we closed our definitive merger agreement to combine Ligand’s wholly owned subsidiary, LNHC, Inc., the holding company for the Pelthos Therapeutics business, with CHRO Merger Sub Inc., a wholly owned subsidiary of Channel Therapeutics Corporation (“Channel”). Upon the effectiveness of the merger, LNHC, Inc. became a wholly owned subsidiary of Channel, and Channel changed its name to “Pelthos Therapeutics Inc.” (“Pelthos”) and began trading on the NYSE American exchange under the ticker symbol “PTHS.” We received shares of Pelthos common stock in connection with the merger. The merger was supported by approximately $50.0 million in equity private placement capital raised from a group of strategic investors (including Ligand) led by Murchinson Ltd. (“Investor Group”).

In connection with the Pelthos Transaction Ligand also invested $18.0 million and the other members of the Investor Group invested $32.0 million in Pelthos in exchange for shares of Pelthos’ Series A convertible preferred stock. Out of the $18.0 million invested by Ligand, $12.7 million was invested by us prior to the closing of the Pelthos Transaction in the form of an intercompany loan. In connection with the closing of the Pelthos Transaction, this intercompany loan was cancelled, and we contributed the remaining $5.3 million to Pelthos. The transactions described herein are collectively referred to as the “Pelthos Transaction.” As of June 30, 2026, we owned approximately 40% of Pelthos’ outstanding shares of common stock and approximately 66% of its outstanding shares of Series A convertible preferred stock. As of December 31, 2025, we owned approximately 48% of Pelthos’ outstanding shares of common stock and approximately 60% of its outstanding shares of Series A convertible preferred stock. Our ownership interest in Pelthos common stock is capped at 49.9% pursuant to the terms of the definitive agreements governing the Pelthos Transaction.
Our CEO and director, Todd Davis, also served as a director on Channel’s board of directors. Mr. Davis did not participate in, and recused himself from, both boards’ consideration and approval of the Pelthos Transaction, which, in the case of the Company, was approved by an authorized special transaction committee of the Board. Upon the consummation of the Pelthos Transaction, Mr. Davis and Richard Baxter, our Senior Vice President of Investment Operations, were appointed to Pelthos’ board of directors. As of June 30, 2026, Mr. Davis and Mr. Baxter continue to serve as members on the board of directors of Pelthos.
We recorded our Pelthos Series A convertible preferred shares and Pelthos common shares within other investments and equity method investments, respectively, in our condensed consolidated balance sheets, and elected to subsequently measure these investments under the fair value option. Changes in fair value are recognized in earnings each reporting period and presented as gain (loss) from change in fair value of equity method investments and other investments in our condensed consolidated statements of operations. Ligand was restricted from engaging in any transactions involving Pelthos common stock during the lock‑out period from July 1, 2025 through December 31, 2025.

	Pelthos Series A preferred shares	Pelthos common shares	Total
Fair value on December 31, 2025	$106,262	$46,500	$152,762
Change in fair value	(9,392)	(4,110)	(13,502)
Fair value on June 30, 2026	$96,870	$42,390	$139,260
On July 10, 2025, Pelthos commercially launched Zelsuvmi. We are also entitled to a 13% royalty on worldwide sales of Zelsuvmi and up to an additional $5.0 million in commercial sales milestones.
3. Investment Transactions
Orchestra Transaction: Q3 2025 and Q2 2026
On July 31, 2025, Ligand entered into a definitive agreement to invest up to $40.0 million to support Orchestra BioMed’s late-stage, partnered cardiology programs. The initial funding consisted of a $20.0 million cash payment at closing and an additional $5.0 million to purchase shares of Orchestra’s common stock in a private placement at $2.75 per share. In exchange, Ligand received a low double-digit royalty on the first $100.0 million of Orchestra’s annual revenues related to the AVIM therapy and Virtue SAB programs across all indications. Ligand will also earn a mid-single-digit royalty on annual revenues exceeding $100.0 million from AVIM therapy in the uncontrolled hypertension and increased cardiovascular risk indications, as well as from Virtue SAB in coronary artery disease indications. We also received warrants to purchase shares of Orchestra’s common stock (the “Orchestra Warrant”). The transaction closed on August 4, 2025.
The $5.0 million equity private placement is included in our short-term investments and is subsequently measured at fair value at each reporting period. Of the remaining $20.0 million, $2.3 million was allocated to the Orchestra Warrant, which is accounted for as a derivative asset, and $17.8 million was allocated to the research and development funding arrangement and recognized in research and development expense in the third quarter of 2025. The allocated amounts include the related transaction costs.
On May 1, 2026, we funded the second tranche of the Royalty Purchase Agreement by investing an additional $15.0 million. Pursuant to the terms of the original agreement, the second tranche entitled Ligand to an additional 15/35ths portion of the royalty rights and the vesting of an additional portion of the Orchestra Warrant. Management concluded that the second tranche represents a continuation of the original arrangement. Of the $15.0 million second tranche payment, $2.7 million was allocated to the additional Orchestra Warrant and recognized as a derivative asset. The remaining $12.3 million was allocated to the research and development funding arrangement and recognized as research and development expense during the three months ended June 30, 2026.

The Orchestra Warrant is presented within noncurrent derivative assets in our condensed consolidated balance sheets. The warrant was initially recognized at fair value on August 4, 2025, upon closing of the transaction, and additional warrants were recognized at fair value on May 1, 2026 upon funding of the second tranche. The warrants are subsequently remeasured to fair value at each reporting date. The fair value of the Orchestra Warrant was estimated using the Black-Scholes option-pricing model. The significant assumptions used in the valuation as of June 30, 2026, May 1, 2026 and December 31, 2025 were as follows: expected term of 9.1 years, 9.3 years and 9.6 years, volatility of 71%, 71% and 72%, risk-free rate of 4.4%, 4.4% and 4.2%, and underlying stock price of $4.32, $3.97 and $4.15, respectively.
We accounted for the acquired royalty rights as a research and development funding arrangement under ASC 730-20, Research and Development Arrangements, because (i) Orchestra is contractually required to use Ligand’s funding for the execution of the Phase 3 clinical study for AVIM therapy, and (ii) repayment of Ligand funding is contingent upon the research and development activities resulting in future economic benefit. As Ligand does not control or actively participate in the ongoing research and development activities, the funding was expensed in the period incurred.
Zerion Pharma Transaction: Q2 2026
On June 22, 2026, we invested $3.3 million in Zerion Pharma A/S (“Zerion”), consisting of $2.3 million for royalty rights and $1.0 million for ordinary shares of Zerion (the “Zerion Transaction”). In connection with the Zerion Transaction, a convertible bridge loan previously issued to Zerion in April 2026 converted into ordinary shares of Zerion upon the closing of the Zerion Transaction, resulting in the issuance of an additional $0.3 million of ordinary shares of Zerion to Ligand. Under the royalty agreement, we are entitled to receive royalties equal to 11% of annual revenue up to $15.0 million and 1% of annual revenue above $15.0 million, subject to a minimum annual royalty payment of $0.3 million beginning in 2027.
We identified two separate units of account in the Zerion Transaction consisting of royalty rights and an equity investment. The royalty rights, including allocated transaction costs, were recognized as a financial royalty asset under ASC 310, Receivables, and are accounted for using the non-accrual method as management is unable to reliably estimate future cash flows. The equity investment was recorded within other investments and is subsequently accounted for under ASC 321, Investments – Equity Securities, using the measurement alternative.
LeonaBio (formerly known as Athira Pharma) Transaction: Q4 2025
On December 18, 2025, we invested $1.0 million to acquire common stock and Series A warrants to acquire common stock (“Series A Warrant”) and Series B warrants to acquire common stock (“Series B Warrant”) and together with Series A Warrant the “LeonaBio Warrants”) of LeonaBio. The common stock is accounted for as equity securities under ASC 321, Investments—Equity Securities, and is measured at fair value each reporting period, because we do not have significant influence over the investee and LeonaBio is publicly traded. The LeonaBio Warrants are accounted for as derivative assets under ASC 815, Derivatives and Hedging. These warrants were initially recognized at fair value on the transaction date and are subsequently remeasured to fair value each reporting period. The Series A Warrant is classified as a current derivative asset and presented within other current assets in our condensed consolidated balance sheet as of June 30, 2026. The Series B Warrant is presented within noncurrent derivative assets in our condensed consolidated balance sheets. Of the $1.0 million total consideration, $0.7 million was allocated to the common stock, $0.1 million to the Series A Warrant, and $0.2 million to the Series B Warrant.
The fair value of the LeonaBio Series A Warrants is determined using a Black-Scholes model with the following assumptions as of June 30, 2026 and December 31, 2025, respectively: expected term of 0.4 years and 0.9 years, volatility of 90% and 80%, risk-free rate of 4.0% and 3.5%, and LeonaBio stock price of $9.19 and $7.57. The fair value of the LeonaBio Series B Warrants is determined using a Black-Scholes model with the following assumptions as of June 30, 2026 and December 31, 2025, respectively: expected term of 1.1 years and 1.6 years, volatility of 87% and 83%, risk-free rate of 4.0% and 3.5%, and LeonaBio common stock price of $9.19 and $7.57.
Pelthos Convertible Notes Transaction: Q4 2025
On November 6, 2025, Ligand and certain other investors, for an aggregate purchase price of $18.0 million (of which $9.0 million was paid by Ligand), obtained on a proportional basis: (a) Pelthos private convertible notes (“Pelthos Convertible Notes”), (b) low single-digit royalty rights on U.S. net sales of Pelthos’ Xepi (the “Xepi Rights”), and (c) milestone rights, and low single-digit royalty rights on net sales of Zelsuvmi in Japan by Sato Pharmaceuticals Co, Ltd., if Zelsuvmi is approved in Japan (the “Sato Rights”).
The Pelthos Convertible Notes have a principal amount of $18.0 million (across all investors) and are a secured obligation of Pelthos and bear interest at a rate of 8.5% per annum, payable quarterly in arrears or capitalized and payable at maturity (at Pelthos’ election). The Pelthos Convertible Notes will mature on November 6, 2027, unless earlier repurchased, redeemed, or converted into shares of Pelthos common stock in accordance with their terms at a conversion price of $29.73. Ligand’s ownership of Pelthos’ common stock is capped at 49.9%.

We identified four units of account related to this transaction, (1) the host debt, (2) the embedded conversion option, (3) the Xepi Rights, and (4) the Sato Rights. Out of the $9.0 million Pelthos convertible notes transaction price and the $0.3 million of transaction costs recognized as of the transaction closing date, $4.8 million was allocated to the embedded conversion option at its fair value as of the transaction date, and the remaining amount was allocated among the host debt ($3.8 million), the Xepi Rights ($0.5 million), and the Sato Rights ($0.2 million) based on their relative fair values.
The bifurcated embedded conversion option is accounted for as a derivative asset under ASC 815, Derivatives and Hedging, and was recognized at fair value as of the transaction date and will be remeasured at fair value at each subsequent reporting period. The fair value of the embedded conversion option is determined using a Black-Scholes model with the following assumptions as of June 30, 2026 and December 31, 2025, respectively: expected term of 1.4 years and 1.9 years, volatility of 73% and 60%, risk-free rate of 4.1% and 3.5%, and Pelthos’ stock price of $28.26 and $31.00. We recognized mark-to-market adjustments of $1.9 million and $(0.1) million, respectively, for the three and six months ended June 30, 2026.
We account for the convertible note as a receivable under ASC 310, Receivables, and include it within other investments in our condensed consolidated balance sheets. During the three months ended June 30, 2026, we recognized $0.2 million of coupon interest earned (which was capitalized into the principal amount at Pelthos’ election), and $0.4 million of debt discount amortization. During the six months ended June 30, 2026, we recognized $0.4 million of coupon interest earned (which was capitalized into the principal amount at Pelthos’ election), and $0.8 million of debt discount amortization. We account for the Xepi Rights and Sato Rights as financial royalty assets (loan receivables) under ASC 310, Receivables, and they are currently accounted for under the non-accrual method as management cannot reliably estimate future cash flows from these programs.
Arecor Transaction: Q3 2025
On September 24, 2025, we invested $7.0 million to acquire certain economic rights from Arecor Limited (“Arecor”), with an additional $1.0 million of deferred consideration payable in two equal installments at the six- and twelve-month anniversaries of the closing date. We accounted for the transaction as an asset acquisition.
In connection with the transaction, Ligand acquired economic rights in two partnered programs: 1) a single-digit royalty on global net sales of AT220, an Arestat®-enhanced biosimilar marketed by a global pharmaceutical company; and 2) potential annual technology access fees and milestone payments related to AT292 (efdoralprin alfa/SAR447537/INBRX-101), a partnered program with Sanofi SA ("Sanofi").
We account for the rights to future royalties as financial royalty assets (loan receivables) under ASC 310, Receivables. The AT220 financial royalty asset is recognized under the accrual method, because the product is commercially available. In addition, we have the right to collect royalties earned but not yet received by Arecor, which are recorded as a receivable within other current assets in our condensed consolidated balance sheets. The AT292 financial royalty asset is accounted for on non‑accrual status, as the program remains in development and management cannot reliably estimate future cash flows.
In addition to the economic rights, Ligand received warrants to purchase 1,002,739 ordinary shares of Arecor Therapeutics Plc, exercisable over a ten-year period (“Arecor Warrant”). We account for the Arecor Warrant as a derivative asset under ASC 815, Derivatives and Hedging, recognizing it at fair value as of the transaction date and remeasuring it at fair value at each subsequent reporting period. The Arecor Warrant is presented within noncurrent derivative assets line in our condensed consolidated balance sheets. The fair value of the Arecor Warrant is determined using a Black-Scholes model with the following assumptions as of June 30, 2026 and December 31, 2025, respectively: expected term of 9.2 years and 9.7 years, volatility of 31% and 33%, risk-free rate of 4.8% and 4.6%, and Arecor’s stock price of $0.63 and $0.81.
Out of the $7.0 million Arecor transaction price and the $1.0 million of deferred consideration recognized as of the transaction closing date, $0.5 million was assigned to the Arecor Warrant; $4.8 million and $1.9 million were assigned to the AT220 and AT292 financial royalty assets, respectively; and $0.8 million was assigned to the AT220 receivable.
We are also obligated to pay up to $3.0 million in contingent consideration tied to commercial milestones in the AT292 partnered program. We account for this contingent consideration in accordance with ASC 450, Contingencies, and will recognize a liability when the contingency is resolved, and the liability becomes payable. No contingent consideration was recognized as of June 30, 2026 or December 31, 2025.
Castle Creek Investment: Q1 2025
On February 24, 2025, we entered into a Purchase and Sale Agreement (the “Castle Creek Investment”) with Castle Creek Biosciences, Inc. and Castle Creek Biosciences, LLC (collectively, “Castle Creek”), together with a syndicate of co-investors for which Ligand served as representative (collectively, including Ligand, the “Purchasers”). The Castle Creek Investment supports Castle Creek’s Phase 3 clinical study of FCX-007 (dabocemagene autoficel) (“D-Fi”), and autologous human fibroblast, cell-based gene therapy genetically modified to express COL7. D-Fi is Castle Creek’s lead candidate for the treatment of dystrophic epidermolysis bullosa (“DEB”).

Pursuant to the Castle Creek Investment, Ligand and the other Purchasers obtained, for an aggregate purchase price of $75.0 million ($50.0 million paid by Ligand and $25.0 million paid collectively by the other Purchasers) on a proportional basis: (a) a high single digit royalty on worldwide sales of D-Fi; and (b) a warrant to purchase shares of Castle Creek’s Series D-1 Preferred Stock, exercisable until February 24, 2035 (“Castle Creek Warrant”). As part of the Castle Creek Investment, Castle Creek granted the Purchasers a security interest in certain assets related to the programs covered by the agreement, subject to customary exceptions.
In connection with the Castle Creek Investment, on February 24, 2025, we acquired a portion of unsecured subordinated promissory notes (with an aggregate principal amount of $8.3 million payable upon FDA approval of D-Fi) from a Castle Creek related party for $1.8 million (“Milestone Buyout” and such asset, the “Castle Creek Milestone”). Management concluded that the individual prices of the Castle Creek Investment and the Milestone Buyout each reflect the fair value of the related assets acquired on a standalone basis.
We accounted for the Milestone Buyout as a financial royalty asset. We identified two units of account within the Castle Creek Investment: (1) the Castle Creek Warrant, accounted for as a derivative asset; and (2) the D-Fi royalty rights, accounted for as a research and development funding arrangement under ASC 730-20, Research and Development Arrangements, because (a) Castle Creek is contractually required to use Ligand’s funding to conduct the Phase 3 clinical study for D-Fi and (b) the repayment of Ligand funding depends solely on the research and development results having future economic benefits. Out of the $50.1 million Castle Creek Investment transaction price, including transaction costs, $5.8 million was allocated to the Castle Creek Warrant (based on its estimated fair value as of the effective date), and the remaining $44.3 million was allocated to the D-Fi royalty rights, and recognized as research and development expense for the period, as Ligand does not control or actively participate in the related research and development activities.
The Castle Creek Warrant derivative is presented within noncurrent derivative assets in our condensed consolidated balance sheets. The Castle Creek Warrant was initially recorded at fair value as of February 24, 2025, and is remeasured at fair value at each subsequent reporting period. The fair value of the Castle Creek Warrant is determined using a Black-Scholes model with the following assumptions as of June 30, 2026 and December 31, 2025, respectively: expected term of 4.2 years and 2.7 years, volatility of 90% and 110%, and risk-free rate of 4.2% and 3.5%.
4. Financial Royalty Assets, net
Financial royalty assets consist of the following (in thousands):

	June 30, 2026			December 31, 2025
	Gross carrying value(1)	Allowance	Net carrying value (1)	Gross carrying value(1)	Allowance	Net carrying value(1)
Qarziba	$101,303	$(468)	$100,835	$118,593	$(498)	$118,095
Agenus Bot/Bal	40,815	(408)	40,407	40,815	(408)	40,407
Tolerance Therapeutics (Tzield®)	25,470	(99)	25,371	25,257	(98)	25,159
Ohtuvayre inventors	19,957	(179)	19,778	16,921	(151)	16,770
Elutia (CorMatrix)	6,062	(837)	5,225	6,607	(1,107)	5,500
AT220	4,442	(109)	4,333	5,132	(132)	5,000
Primrose mRNA	3,281	(98)	3,183	3,281	(98)	3,183
Zerion	2,640	(79)	2,561	—	—	—
Others	5,729	(212)	5,517	5,769	(214)	5,555
Total financial royalty assets, net	$209,699	$(2,489)	$207,210	$222,375	$(2,706)	$219,669
(1) The amounts include the short-term portion of financial royalty assets, which represents our estimate of current-quarter royalty receipts expected to be collected in the subsequent quarter. The short-term portion of financial royalty assets totaled $13.0 million and $22.8 million and was presented as a separate line item in our condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively.
Financial royalty assets represent future economic rights acquired by Ligand in various transactions. Upon the early adoption of ASU 2025-07 on January 1, 2025, certain economic rights in partner programs that were previously accounted for as derivative assets (including the Agenus partner programs, Primrose mRNA, and Castle Creek Milestone) are now accounted for as financial royalty assets.
There was no impairment loss recognized for the three and six months ended June 30, 2026 and 2025.
Apeiron Programs
In July 2024, we acquired certain financial royalty assets as part of the Apeiron Acquisition, including Qarziba and certain InvIOs programs, which were recorded at $104.9 million and $1.3 million, respectively, as of the acquisition date. As

Qarziba is a commercial-stage program, we are able to reasonably estimate future cash flows and, accordingly, we recognized income from the Qarziba financial royalty assets starting from the Apeiron Acquisition effective date. We account for the InvIOs financial royalty asset using the non-accrual method until we are able to reliably estimate future cash flows.
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
Tzield
In November 2023, we acquired Tolerance Therapeutics for $20.0 million in cash. Tolerance Therapeutics was a holding company, owned by the inventors of Tzield (teplizumab), and is owed a royalty of less than 1% on worldwide net sales of Tzield. Tzield is marketed by Sanofi, starting in 2023. For tax purposes, this transaction was treated as a stock acquisition; accordingly, no step-up in tax basis or other tax attributes was recorded. As a result, a deferred tax liability of $5.5 million was recognized in 2024 for the difference between the book and tax basis, with a corresponding increase to the carrying value of the Tolerance Therapeutics’ financial royalty asset. Given the early stages of Tzield’s commercialization, management has applied the non-accrual method to this financial royalty asset until such time as future cash flows can be reliably estimated.
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
5. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The following table presents the hierarchy for our assets and liabilities measured at fair value (in thousands):

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments(1)	$146,279	$204,777	$—	$351,056	$183,982	$374,612	$—	$558,594
Pelthos Series A Preferred Shares	96,870	—	—	96,870	106,262	—	—	106,262
Pelthos Common Shares	42,390	—	—	42,390	46,500	—	—	46,500
Derivative assets(2)	—	13,586	5,250	18,836	—	10,643	4,989	15,632
Total assets	$285,539	$218,363	$5,250	$509,152	$336,744	$385,255	$4,989	$726,988
Liabilities:
Contingent liabilities - CyDex	$—	$—	$352	$352	$—	$—	$395	$395
Contingent liabilities - Metabasis(3)	—	2,240	—	2,240	—	2,826	—	2,826
Derivative liabilities	—	824	—	824	—	—	—	—
Total liabilities	$—	$3,064	$352	$3,416	$—	$2,826	$395	$3,221
(1) Excluding our investment in corporate equity securities and U.S. government securities, our short-term investments in marketable debt and equity securities are classified as available-for-sale securities based on management’s intentions and are classified within level 2 of the fair value hierarchy, as these investment securities are valued based on quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market. We have classified marketable securities with original maturities of greater than one year as short-term investments based on our ability and intent to use any or all of those marketable securities to satisfy the liquidity needs of our current operations.

(2) Castle Creek Warrant is classified within Level 3 of the fair value hierarchy because significant valuation inputs are unobservable in the marketplace. All other derivative assets are classified within Level 2 of the fair value hierarchy because they are valued based on quoted prices for identical or similar instruments in markets that are not active, and on model-based valuation techniques for which all significant assumptions are observable in the market.
(3) In connection with our acquisition of Metabasis in January 2010, we issued Metabasis stockholders four tradable CVRs, one CVR from each of four respective series of CVR, for each Metabasis share. The CVRs entitle Metabasis stockholders to cash payments as frequently as every six months as cash is received by us from proceeds from the sale or partnering of any of the Metabasis drug development programs, among other triggering events. The liability for the CVRs is determined using quoted prices in a market that is not active for the underlying CVR. The carrying amount of the liability may fluctuate significantly based upon quoted market prices, and actual amounts paid under the agreements may be materially different than the carrying amount of the liability. During the three months ended June 30, 2026 and 2025, we recorded a change in the fair value of the Metabasis CVR liability that amounted to $(1.1) million and $0.1 million, respectively, to mark-to-market. During the six months ended June 30, 2026 and 2025, we recorded a change in the fair value of the Metabasis CVR liability that amounted to $(0.5) million and $1.9 million, respectively, to mark-to-market.
A reconciliation of the level 3 financial instruments as of June 30, 2026 is as follows (in thousands):

Assets
Fair value of level 3 financial instruments as of December 31, 2025	$4,989
Fair value adjustments to derivative assets	261
Fair value of level 3 financial instruments as of June 30, 2026	$5,250

Liabilities
Fair value of level 3 financial instruments as of December 31, 2025	$395
Payments to CVR holders and other contingent payments	(50)
Fair value adjustments to contingent liabilities	7
Fair value of level 3 financial instruments as of June 30, 2026	$352
Assets Measured on a Non-Recurring Basis
We apply fair value measurement techniques on a non-recurring basis when evaluating potential impairment losses related to our goodwill, intangible assets with estimated useful lives and other long-lived assets.
We evaluate goodwill annually for impairment and whenever events or changes in circumstances indicate that goodwill may be impaired. We determine the fair value of our reporting unit using a combination of inputs, including the market capitalization of Ligand and Level 3 inputs such as discounted cash flow analyses, which rely on unobservable assumptions.
We evaluate intangible assets with estimated useful lives and other long-lived assets for impairment whenever events or changes in circumstances indicate that such assets may not be recoverable. We perform the impairment assessment using an undiscounted cash flow analysis at the lowest level at which the cash flows of the intangible assets and long-lived assets are largely independent of the cash flows of other asset groups.
There was no impairment of our goodwill, intangible assets with estimated useful lives, or long-lived assets recorded during the three and six months ended June 30, 2026 and 2025.
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
Financial Assets Not Measured at Fair Value
Financial royalty assets are carried at amortized cost using the effective interest method or on a non-accrual basis. Management estimates the fair value of financial royalty assets using forecasted royalty receipts. The projected future cash flows are derived from expected royalty payments and milestones, and are discounted using asset‑specific discount rates. Financial royalty assets are classified as Level 3 within the fair value hierarchy because their fair value is based on inputs that are significant and unobservable.
The estimated fair value and carrying value of financial royalty assets were $306.6 million and $207.2 million, respectively, as of June 30, 2026, and $294.9 million and $219.7 million, respectively, as of December 31, 2025.
To determine the fair value of long-term financial royalty assets, we estimated future underlying product sales, applied probabilities of technical and regulatory success for development stage programs, estimated timelines for development and regulatory milestones, and applied discount rates reflecting partner execution and commercialization risk, which ranged from

13% to 35% as of both June 30, 2026 and December 31, 2025. The weighted average discount rate (weighted by relative fair value) was 17% as of both June 30, 2026 and December 31, 2025.
6. Debt
0.00% Convertible Senior Notes due 2031
In June 2026, we issued $700.0 million aggregate principal amount of 0.00% convertible senior notes due 2031 (the “2031 Notes”). The aggregate principal amount includes $75.0 million of additional notes purchased by the initial purchasers pursuant to their full exercise of the option to purchase additional notes. Net proceeds from the offering were approximately $679.0 million, after deducting fees and expenses.
The 2031 Notes are general senior, unsecured obligations of Ligand and do not bear regular interest. The 2031 Notes will mature on September 15, 2031, unless earlier converted, redeemed or repurchased. Upon conversion, we will pay cash up to the aggregate principal amount of the 2031 Notes being converted and will pay or deliver, as applicable, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2031 Notes being converted, in the manner and subject to the terms and conditions provided in the Indenture, dated June 25, 2026, entered into in connection with the 2031 Notes issuance (the “2031 Notes Indenture”).
Holders may convert their 2031 Notes at their option prior to June 15, 2031, under certain circumstances, and at any time on or after June 15, 2031, until the second scheduled trading day immediately preceding the maturity date. The initial conversion rate is 2.9916 shares of our common stock per $1,000 principal amount of the 2031 Notes (equivalent to an initial conversion price of approximately $334.27 per share), subject to adjustment upon the occurrence of certain events. The maximum conversion rate, subject to adjustment, is 3.8143 shares of our common stock per $1,000 principal amount of the 2031 Notes, equivalent to a conversion price of approximately $262.17 per share.
The 2031 Notes are not redeemable by us prior to September 21, 2029. On or after that date, and prior to the 51st scheduled trading day immediately preceding the maturity date of the 2031 Notes, we may redeem for cash all or part of the 2031 Notes if the last reported sale price of our common stock has been at least 130% of the conversion price for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption.
Holders may require us to repurchase all or a portion of their 2031 Notes for cash at 100% of the principal amount plus accrued and unpaid interest, if any, to, but excluding, the purchase date, upon the occurrence of a “Fundamental Change” (as defined in the 2031 Notes Indenture).
We account for the 2031 Notes in accordance with ASC 470-20, Debt with Conversion and Other Options. At issuance, we evaluated the terms of the 2031 Notes and determined that the embedded conversion feature does not require separate accounting as a derivative. The 2031 Notes are recorded as a single liability measured at amortized cost. Interest expense includes amortization of debt issuance costs, as discussed below.
In connection with the issuance of the 2031 Notes in June 2026, we incurred approximately $21.0 million of debt discount and issuance costs, which primarily consisted of underwriting, legal and other professional fees. These costs are netted against the total debt liability and are amortized to interest expense using the effective interest method over the expected life of the 2031 Notes. The annual effective interest rate was 0.6% for the three and six months ended June 30, 2026. During the three and six months ended June 30, 2026, we recognized total interest expense of $0.01 million, consisting primarily of the amortization of debt issuance costs.
The 2031 Notes Indenture contains customary covenants and events of default, including payment defaults, certain bankruptcy events, and failure to comply with other covenants, subject to applicable grace periods.
The following table summarizes information about the 2031 Notes and 2030 Notes as of June 30, 2026 (in thousands):

	June 30, 2026
	2031 Notes	2030 Notes	Total
Principal amount of the notes outstanding	$700,000	$460,000	$1,160,000
Unamortized debt discount and debt issuance costs	(21,012)	(12,394)	$(33,406)
Long-term portion of notes payable	$678,988	$447,606	$1,126,594

Fair value of convertible senior notes outstanding (Level 2)	$661,920	$746,442	$1,408,362
Convertible Note Hedge and Warrant Transactions Related to the 2031 Notes

In connection with the pricing of the 2031 Notes and the initial purchasers’ exercise of their overallotment option to purchase additional notes, in June 2026, we entered into convertible note hedge transactions with certain of the initial purchasers of the 2031 Notes or their affiliates and certain other financial institutions (the “2031 Notes option counterparties”), with the intent to reduce the potential dilution to holders of our common stock upon conversion of the 2031 Notes and/or offset any cash payments we may be required to make in excess of the principal amount upon conversion of the 2031 Notes. The convertible note hedges have an exercise price of $334.27 per share and are exercisable when and if the 2031 Notes are converted.
The convertible note hedge transactions are classified as equity instruments and are not accounted for as derivatives under ASC 815 because they meet the criteria for equity classification under ASC 815-40. We paid approximately $195.8 million for these convertible note hedge transactions, which was recorded as a reduction to additional paid-in capital in accordance with ASC 815-40. The convertible note hedge transactions will not be remeasured at fair value after initial recognition.
We also entered into warrant transactions with the 2031 Notes option counterparties in connection with the pricing of the 2031 Notes and the initial purchasers’ exercise of their option to purchase additional notes, pursuant to which we issued warrants to purchase 2,094,120 shares of common stock (the “warrants”) to the 2031 Notes option counterparties. The warrant transactions may have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants. The strike price of the warrants is initially $524.34 per share, subject to customary anti-dilution adjustments under the terms of the warrants. We received approximately $114.1 million from the issuance of these warrants. The warrants have various expiration dates ranging from December 15, 2031 to May 7, 2032. The common stock issuable upon exercise of the warrants has not been registered under the Securities Act, and we do not have an obligation, and do not intend, to file any registration statement with the SEC registering the issuance of the shares under the warrants.
The convertible note hedge transaction and the issuance of the warrants described above are each a separate transactions entered into by us and the 2031 Notes options counterparties and are not part of the terms of the 2031 Notes.
0.75% Convertible Senior Notes due 2030
In August 2025, we issued $460.0 million aggregate principal amount of 0.75% convertible senior notes due 2030 (the “2030 Notes”). The aggregate principal amount includes $60.0 million of additional notes purchased by the initial purchasers pursuant to their full exercise of the option to purchase additional notes. Net proceeds from the offering were approximately $445.1 million, after deducting the initial purchasers’ discount and debt issuance cost.
The 2030 Notes are general senior, unsecured obligations of Ligand and accrue interest at a rate of 0.75% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The 2030 Notes will mature on October 1, 2030, unless earlier converted, redeemed or repurchased. Upon conversion, we will pay cash up to the aggregate principal amount of the 2030 Notes being converted and will pay or deliver, as applicable, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2030 Notes being converted, in the manner and subject to the terms and conditions provided in the Indenture entered into in connection with the 2030 Notes issuance (the “2030 Notes Indenture”).
Holders may convert their 2030 Notes at their option prior to July 1, 2030, under certain circumstances, and at any time on or after July 1, 2030, until the second scheduled trading day immediately preceding the maturity date. The initial conversion rate is 5.1338 shares of our common stock per $1,000 principal amount of the 2030 Notes (equivalent to an initial conversion price of approximately $194.79 per share), subject to adjustment upon the occurrence of certain events. The maximum conversion rate, subject to adjustment, is 6.8022 shares of our common stock per $1,000 principal amount of the 2030 Notes, equivalent to a conversion price of approximately $147.01.
The 2030 Notes are not redeemable by us prior to October 6, 2028. On or after that date, and prior to the 51st scheduled trading day immediately preceding the maturity date of the 2030 Notes, we may redeem for cash all or part of the 2030 Notes if the last reported sale price of our common stock has been at least 130% of the conversion price for at least 20 trading days during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption.
Holders may require us to repurchase all or a portion of their 2030 Notes for cash at 100% of the principal amount plus accrued and unpaid interest to, but excluding, the purchase date, upon the occurrence of a “Fundamental Change” (as defined in the 2030 Notes Indenture).
We account for the 2030 Notes in accordance with ASC 470-20, Debt with Conversion and Other Options. At issuance, we evaluated the terms of the 2030 Notes and determined that the embedded conversion feature does not require separate accounting as a derivative. The 2030 Notes are recorded as a single liability measured at amortized cost. Interest expense includes interest recognized at the stated coupon rate, and amortization of the debt discount and issuance costs, as discussed below.
In connection with the issuance of the 2030 Notes in August 2025, we incurred $14.9 million of debt discount and issuance costs, which primarily consisted of underwriting, legal, and other professional fees. These costs are netted against the total debt liability and are amortized to interest expense using the effective interest method over the five-year expected life of the 2030 Notes. The annual effective interest rate, including the coupon portion, was 1.4% for the three and six months ended June 30, 2026. During the three months ended June 30, 2026, we recognized a total of $1.6 million in interest expense, which includes $0.9 million in coupon expense and $0.7 million in amortized issuance costs. During the six months ended June 30, 2026, we recognized a total of $3.1 million in interest expense, which includes $1.7 million in coupon expense and $1.4 million in amortized issuance costs.
The 2030 Notes Indenture contains customary covenants and events of default, including payment defaults, certain bankruptcy events, and failure to comply with other covenants, subject to applicable grace periods.
Convertible Note Hedge and Warrant Transactions Related to the 2030 Notes
In connection with the pricing of the 2030 Notes and the initial purchasers’ exercise of their overallotment option to purchase additional notes, in August 2025, we entered into convertible note hedge transactions with certain of the initial purchasers of the 2030 Notes or their affiliates and certain other financial institutions (the “2030 Notes option counterparties”), with the intent to reduce the potential dilution to holders of our common stock upon conversion of the 2030 Notes and/or offset any cash payments we may be required to make in excess of the principal amount upon conversion of the 2030 Notes. The convertible note hedges have an exercise price of $194.79 per share and are exercisable when and if the 2030 Notes are converted. If upon conversion of the 2030 Notes, the price of our common stock is above the exercise price of the convertible note hedges, the 2030 Notes option counterparties will deliver shares of common stock and/or cash with an aggregate value approximately equal to the difference between the price of common stock at the conversion date and the exercise price, multiplied by the number of shares of common stock related to the convertible note hedges being exercised.
The convertible note hedge transactions are classified as equity instruments and are not accounted for as derivatives under ASC 815, because they meet the criteria for equity classification under ASC 815-40. We paid $113.3 million for these convertible note hedges, which were recorded as a reduction to additional paid-in capital in accordance with ASC 815-40. The convertible note hedge transactions are not remeasured at fair value after initial recognition.
We also entered into warrant transactions with the 2030 Notes option counterparties in connection with the pricing of the 2030 Notes and the initial purchasers’ exercise of their option to purchase additional notes, pursuant to which we issued warrants to purchase 2,361,548 shares of common stock (the “warrants”) to the 2030 Notes option counterparties. The warrant transactions may have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants. The strike price of the warrants will initially be $294.02 per share, subject to certain adjustments under the terms of the warrants. We received $67.4 million from the issuance of these warrants. The warrants have various expiration dates ranging from January 2, 2031 to May 27, 2031. The common stock issuable upon exercise of the warrants has not been registered under the Securities Act, and we do not have an obligation, and do not intend, to file any registration statement with the SEC registering the issuance of the shares under the warrants.
The convertible note hedges and warrants described above are separate transactions entered into by us and are not part of the terms of the 2030 Notes. Holders of the 2030 Notes or warrants will not have any rights with respect to the convertible note hedges.
Revolving Credit Facility
On October 12, 2023, we entered into a $75.0 million revolving credit facility (the “Revolving Credit Facility”) with Citibank, N.A. as the Administrative Agent (as defined in the Credit Agreement). We, our material domestic subsidiaries, as Guarantors (as defined in the Credit Agreement), and the Lenders (as defined in the Credit Agreement) entered into a credit agreement (as amended from time to time, the “Credit Agreement”) with the Administrative Agent, under which the Lenders, the Swingline Lender and the L/C Issuer (each as defined in the Credit Agreement) agreed to make revolving loans, swingline loans and other financial accommodations to us (including the issuance of letters of credit) in an aggregate amount of up to $75.0 million to fund the Revolving Credit Facility.
Borrowings under the Revolving Credit Facility accrue interest at a rate equal to either the Term Secured Overnight Financing Rate (“Term SOFR”) or a specified base rate, in each case plus an applicable margin linked to our leverage ratio, ranging from 1.75% to 2.50% per annum for Term SOFR loans and 0.75% to 1.50% per annum for base rate loans. The Revolving Credit Facility is subject to a commitment fee on unused commitments ranging from 0.30% to 0.45%, depending on our leverage ratio. During the term of the Revolving Credit Facility, we may borrow, repay and re-borrow amounts available under the Revolving Credit Facility, subject to voluntary reductions in the swingline, letter of credit and revolving credit commitments.
Borrowings under the Revolving Credit Facility are secured by certain of our collateral and that of the Guarantors. In specified circumstances, additional guarantors are required to be added to the Credit Agreement. The Credit Agreement contains customary affirmative and negative covenants, including financial maintenance covenants, and events of default applicable to us. In the event of a violation of the representations, warranties and covenants made in the Credit Agreement, we may not be able to utilize the Revolving Credit Facility or the repayment of amounts outstanding thereunder could be accelerated.
Amendments to Revolving Credit Facility
On July 8, 2024, we entered into the first amendment to the Credit Agreement, which, among other things, increases the aggregate Revolving Credit Facility amount from $75.0 million to $125.0 million. In connection with the offering of the 2030 Notes, on August 11, 2025, we entered into the second amendment to the Credit Agreement, which, among other things, permits certain cash settlement payments on the 2030 Notes, subject to customary conditions set forth therein. On September 12, 2025, we entered into the third amendment to the Credit Agreement, which, among other things, extends the maturity date of the Revolving Credit Facility to September 12, 2028 and modifies the minimum consolidated EBITDA (as defined in the Credit Agreement) covenant to require us to maintain not less than $55.0 million of consolidated EBITDA for the trailing four-quarter period ended September 30, 2025 and each trailing four-quarter period ending thereafter. In connection with the issuance of the 2031 Notes, on June 22, 2026, we entered into the fourth amendment to the Credit Agreement, which, among other things, permits the issuance of the 2031 Notes and modifies the minimum Consolidated EBITDA for the four consecutive fiscal quarter periods ending June 30, 2026, September 30, 2026, December 31, 2026, and March 31, 2027 to be $100.0 million and for the fiscal quarter periods ending June 30, 2027 and thereafter, $150.0 million.
As of June 30, 2026, and December 31, 2025, we had $124.4 million of available borrowing capacity under the Revolving Credit Facility and $0.6 million of letters of credit outstanding.
7. Income Tax
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various foreign and state jurisdictions with different statutory rates, the use of tax loss carryforwards to reduce foreign taxes, the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three months ended June 30, 2026 and 2025 was 24.6% and 56.8%, respectively. The effective tax rate for the six months ended June 30, 2026 and 2025 was 12.2% and 3.5%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2026 was primarily due to Section 162(m) limitation on deduction for officer compensation, other non-deductible items, income from foreign operations, which were partially offset by the foreign derived intangible income deduction. The variance from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2025 was primarily due to Section 162(m) limitation on deduction for officer compensation, other non-deductible items and income from foreign operations, which were partially offset by the foreign derived intangible income deduction.
8. Stockholders’ Equity
We grant options and awards to employees and non-employee directors pursuant to a stockholder-approved stock incentive plan, which is described more fully in Note 11, Stockholders’ Equity, to the consolidated financial statements included in our 2025 Annual Report.
In June 2026, the Company’s stockholders approved an amendment and restatement of the Ligand Pharmaceuticals Incorporated 2002 Stock Incentive Plan, which increased the number of shares of common stock available for issuance under the plan by 0.6 million shares.
The following is a summary of our stock options and restricted stock awards activities and related information:

	Stock Options		Restricted Stock Awards
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2025	2,001,011	$84.48	455,547	$98.86
Granted	346,010	$204.55	268,467	$167.54
Options exercised/RSUs vested	(202,032)	$78.68	(290,202)	$95.57
Forfeited	—	$—	—	$—
Balance as of June 30, 2026	2,144,989	$104.39	433,812	$143.56

As of June 30, 2026, outstanding options to purchase 1.1 million shares were exercisable with a weighted average exercise price of $78.00.
Employee Stock Purchase Plan
The purchase price of shares of common stock under the Amended Employee Stock Purchase Plan (“ESPP”) is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of June 30, 2026, 17,424 shares remained available for future issuance under the ESPP.
At-the-Market Equity Offering Program
On February 27, 2026, we filed a registration statement on Form S-3 (the “Shelf Registration Statement”), which became automatically effective upon filing, covering the offering of common stock, preferred stock, debt securities, warrants and units.
On February 27, 2026, we also entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”), pursuant to which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million in “at the market” offerings through the Agent (the “ATM Offering”). The Shelf Registration Statement includes a prospectus covering the offer and sale of up to $100.0 million of our common stock from time to time pursuant to the ATM Offering. No shares of our common stock had been sold as of June 30, 2026.
Share Repurchases
In April 2023, our Board of Directors approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50.0 million of our common stock from time to time through April 2026. We may acquire shares, if at all, primarily through open-market transactions in accordance with all applicable requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, legal requirements and other factors. During the three and six months ended June 30, 2026 and 2025, we did not repurchase any shares of common stock under the stock repurchase program. The stock repurchase program expired in April 2026.
In connection with the issuance of the 2031 Notes in June 2026, we used approximately $60.0 million of the net proceeds from the offering to repurchase 228,859 shares of our common stock at a price of $262.17 per share. Refer to Note 6, Debt, for additional information regarding the 2031 Notes offering.
In connection with the issuance of the 2030 Notes in August 2025, we used approximately $15.0 million of the net proceeds from the offering to repurchase 102,034 shares of our common stock at a price of $147.01 per share. Refer to Note 6, Debt, for additional information regarding the 2030 Notes offering.
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
On October 31, 2019, we received three civil complaints filed in the U.S. District Court for the Northern District of Ohio on behalf of several Indian tribes. The Judicial Panel on Multi-District Litigation (“JPML”) has assigned the Court of Northern District of Ohio more than one thousand civil cases which have been designated as a Multi-District Litigation (“MDL”) and captioned In Re: National Prescription Opiate Litigation. The allegations in these complaints focus on the activities of defendants other than the Company and no individualized factual allegations have been advanced against us in any of the three complaints. We reject all claims raised in the complaints and intend to vigorously defend these matters.
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
On July 18, 2025, CyDex received a letter from PH Health Limited (“PH Health”), a wholly-owned indirect subsidiary of Endo, Inc., stating that PH Health had submitted to the U.S. Food and Drug Administration an Abbreviated New Drug Application (“ANDA”) referencing New Drug Application No. 022235, owned by Baxter Healthcare Corp. (“Baxter”) for Captisol®-enabled Nexterone® (amiodarone hydrochloride, 150 mg/100 mL, premixed for injection). In its Notice Letter, PH Health stated that its ANDA includes a certification under 21 U.S.C. § 355(j)(2)(A)(vii)(IV) that, in PH Health’s opinion, CyDex’s U.S. Patent No. 7,635,773 (“the ’773 patent”) is invalid, unenforceable and/or will not be infringed by Par Heath’s ANDA product. The Notice Letter included an explanation intended to support PH Health’s position that its ANDA product would not infringe the ’773 patent but did not include detailed explanations regarding invalidity or unenforceability. On August 29, 2025, during the 45‑day period for filing a lawsuit pursuant to the Hatch-Waxman Act, Baxter and CyDex filed a lawsuit in the United States District Court for the Distinct of New Jersey against Par Health Ltd., Par Health USA, Endo USA, Inc., Endo Operations Limited, and Endo, Inc., asserting that the ANDA filing infringed the ’773 patent. See Case No. 3:25-cv-15120-MCA. The case was assigned to District Court Judge Madeline Cox Arleo. On October 27, 2025, Defendants Par Health Ltd., Par Health USA, Endo USA, Inc., Endo Operations Limited, and Endo, Inc. filed an Answer denying infringement and asserting several affirmative defenses. On January 8, 2026, the initial scheduling conference was held before Magistrate Judge Cari Fais. On March 23, 2026, the parties submitted a Joint Stipulation to strike Defendants’ Third Affirmative Defense, meaning that Defendants would be “precluded from asserting invalidity” with respect to any claim of the ’773 patent. On May 18, 2026, Par Health amended its ANDA to replace the certification under 21 U.S.C. § 355(j)(2)(A)(vii)(IV) as to the ’773 patent with a certification under 21 U.S.C. § 355(j)(2)(A)(vii)(III) and, thus, agreed to not seek approval of its ANDA until the expiration of the ’773 patent. The amended ANDA also included certifications under 21 U.S.C. § 355(j)(2)(A)(vii)(III) as to the following patents, each of which Baxter had recently listed in the Orange Book for Captisol®-enabled Nexterone®: U.S. Patent No. 8,410,077; 9,200,088; 9,493,582; 9,750,822; and 10,117,951. On June 16, 2026, the parties jointly submitted a Stipulation and Order of Dismissal Without Prejudice. On July 23, 2026, Judge Arleo entered that Stipulation and Order of Dismissal Without Prejudice, ending the litigation.
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
10. Subsequent Events
Acquisition of XOMA Royalty Corporation
On July 14, 2026, we completed our previously announced merger pursuant to the terms of that certain Agreement and Plan of Merger, dated April 27, 2026, as amended by Amendment No. 1 to the Agreement and Plan of Merger, dated May 16, 2026 (as amended, the “Xoma Merger Agreement”), by and among Ligand, XOMA Royalty Corporation, a Nevada corporation (“XOMA Royalty”), Flex Merger Sub, Inc., a Nevada corporation and wholly owned subsidiary of Ligand (“Merger Sub”), and XOMA Royalty Holdings Corporation, a Nevada corporation (“HoldCo”). Pursuant to the Xoma Merger Agreement, XOMA Royalty effected the Holding Company Reorganization (as defined in the Xoma Merger Agreement), and Merger Sub merged with and into HoldCo (the “Xoma Merger”), with HoldCo surviving the Xoma Merger as a wholly owned subsidiary of Ligand (the “XOMA Acquisition”). Under the terms of the Xoma Merger Agreement, each outstanding share of XOMA Royalty common stock was converted into the right to receive (i) $39.00 in cash and (ii) one contingent value right (“CVR”) representing the holder’s right to receive potential future payments derived from the CVR Trust’s (as defined in the Xoma Merger Agreement) interest in XOMA Royalty LLC in connection with the Holding Company Reorganization (as defined in the Xoma Merger Agreement). The XOMA Acquisition was funded with available cash on hand.
In connection with the closing of the XOMA Acquisition, the Company, as borrower, entered into that certain Amended and Restated Credit Agreement, dated July 14, 2026 (the “Amended Credit Agreement”), by and among the Company, certain of its subsidiaries, as Guarantors (as defined therein), the Lenders (as defined therein) party thereto, and Citibank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (each as defined therein), which amends and restates in its entirety the

Credit Agreement and Revolving Credit Facility. The Amended Credit Agreement provides for a $125.0 million revolving credit facility with a maturity date of September 12, 2028 (the “Amended Revolving Credit Facility”).

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
Our revenue is generated primarily from royalties on sales of products commercialized by our partners, supplemented by Captisol material sales and contract revenue from license fees and milestone payments. We partner with leading biopharmaceutical companies to leverage their capabilities in late-stage development, regulatory execution, and commercialization, while we focus on disciplined capital deployment, portfolio construction, and risk management. This also allows us to leverage our partner's asset infrastructure in sales and marketing, manufacturing and R&D to avoid infrastructure ourselves.
2031 Convertible Debt Financing

On June 25, 2026, we completed the offering of $700.0 million aggregate principal amount of 0.00% convertible senior notes due 2031 (the “2031 Notes”). The aggregate principal amount of the 2031 Notes includes the full exercise of the option to purchase an additional $75.0 million aggregate principal amount of 2031 Notes by the initial purchasers.
Net proceeds from the offering were $679.0 million, after deducting fees and expenses. Of that amount, we used $81.7 million of the proceeds to enter into a call spread overlay consisting of convertible note hedge and warrant transactions, and approximately $60 million to repurchase 228,859 shares of our common stock at a price of $262.17 per share. The convertible note hedge transactions intended to reduce the potential for dilution from the 2031 Notes upon conversion. As a result of the warrants transactions, there will be no dilution to our stock until the share price exceeds $524.34 per share. We expect to use the remaining net proceeds from the offering of the 2031 Notes for general corporate purposes, including investing in complementary businesses, companies, products and technologies, although we have no present commitments or agreements to do so beyond the XOMA Acquisition. See Note 6, Debt, for additional information regarding the 2031 Notes.
XOMA Acquisition

On July 14, 2026, we announced completion of the acquisition of XOMA Royalty, a biotechnology royalty aggregator. Details of the transaction are as follows:
•Each outstanding share of XOMA Royalty common stock was converted into the right to receive (i) $39.00 in cash and (ii) one contingent value right (CVR) representing the holder’s right to receive potential future payments derived from the CVR trust’s interest in XOMA Royalty LLC in connection with the Holding Company Reorganization (as defined in the merger agreement);
•The closing of the transaction met our original timeline expectations. Management believes that the transaction is expected to be immediately accretive; and
•We funded the transaction through cash on hand and expects to retain sufficient capital capacity to continue executing our capital deployment strategy of investing approximately $150 million to $250 million annually in high-value royalty assets.
We believe that the XOMA Acquisition strengthens our royalty portfolio by adding seven commercial products, including Roche’s VABYSMO® (faricimab-svoa), Servier’s OJEMDA™ (tovorafenib), and Zevra Therapeutics’ MIPLYFFA® (arimoclomol). Additionally, the acquisition adds 14 late-stage development programs, featuring Takeda’s mezagitamab and certain assets from Takeda’s externalized asset portfolio, such as osavampator, volixibat, and OHB-607, along with more than 100 assets in various stages of development to Ligand’s portfolio. As a result, our portfolio has more than doubled in size, now comprising over 200 commercial, clinical, and preclinical stage royalty assets.
Concurrently with the closing of the XOMA Acquisition, we entered into the Amended Credit Agreement, which amends and restates in its entirety the Credit Agreement. The Amended Credit Agreement provides for a $125.0 million revolving credit facility maturing on September 12, 2028. The Amended Revolving Credit Facility is secured by certain collateral of Ligand and the guarantors and is guaranteed by all of our material domestic subsidiaries, each of whom will derive substantial benefit from the Amended Revolving Credit Facility.
Key Portfolio Development

Filspari
•On April 13, 2026, Travere announced the FDA approved Filspari to reduce proteinuria in adult and pediatric patients aged 8 years and older with focal segmental glomerulosclerosis (FSGS), in patients without nephrotic syndrome. Filspari is currently the first and only medicine approved by the FDA for the treatment of FSGS, marking its expansion beyond IgA nephropathy (IgAN) into a second rare kidney disease.
•On June 19, 2026, Chugai announced that it filed a new drug application in Japan for sparsentan for the treatment of IgA Nephropathy.
•On August 4, 2026, Travere reported U.S. net product sales of Filspari of $141 million, representing 96% year-over-year growth driven by the strong FSGS launch and continued IgAN growth.

Ohtuvayre	•On August 4, 2026, Merck reported net sales of Ohtuvayre of $204 million with net product sales including a benefit from the timing of specialty pharmacy purchases in the U.S.

Qtorin rapamycin
•On May 4, 2026, Palvella announced the first patients have been dosed in LOTU, a Phase 2 clinical trial designed to evaluate the safety and efficacy of Qtorin rapamycin for the treatment of clinically significant angiokeratomas. Clinically significant angiokeratomas represent a rare, chronic and debilitating lymphatic malformation with no FDA approved therapies and an estimated more than 50,000 diagnosed patients in the U.S. Topline results from the Phase 2 trial are expected in the second half of 2027.
•On June 29, 2026, Palvella announced submission of the first module of its rolling NDA to the FDA seeking approval of Qtorin 3.9% rapamycin for the treatment of microcystic lymphatic malformations (microcystic LMs). Palvella remains on track to submit the remaining modules and complete the NDA submission in the second half of 2026.
•On August 4 2026, Palvella announced the Phase 3 trial of Qtorin rapamycin for the treatment of cutaneous venous malformations is planned for the fourth quarter of 2026.

Capvaxive
•On June 18, 2026, Merck announced the FDA approved an expanded indication for Capvaxive to include children and adolescents aged 2 through 17 years who have completed a primary pediatric pneumococcal vaccination series and have one or more chronic medical conditions that put them at an increased risk for pneumococcal disease. With this approval, Capvaxive is the only pneumococcal conjugate vaccine (PCV) specifically indicated and studied in the U.S. for use in this patient population.
•On August 4, 2026, Merck reported net sales of Capvaxive of $184 million, an increase of 42% with the increase primarily driven by launch uptake in several international markets, particularly Asia Pacific and Europe as well as in the U.S.

Tzield
•On June 12, 2026, Sanofi announced the FDA granted accelerated approval in children aged 8 to 17 years recently diagnosed with stage 3 type 1 diabetes (“T1D”) to delay the decline in endogenous insulin production. Tzield is the first disease-modifying therapy for patients recently diagnosed with stage 3 T1D.

AVIM Therapy/VIRTUE SAB
•On May 6, 2026, Ligand fulfilled the previously scheduled tranche payment of $15 million to Orchestra BioMed under the royalty-based financing agreement.
•On May 12, 2026, Orchestra BioMed announced that it is targeting enrollment completion in the AVIM Therapy BACKBEAT trial in the third quarter of 2026. The updated timeline is supported by FDA approval of a reduction in sample size for the BACKBEAT trial to a target total of 284 evaluable randomized subjects, with a total enrollment target of 316 patients accounting for potential loss to follow-up. Orchestra BioMed is targeting top line data in the second quarter of 2027.

BOT/BAL
•On July 13, 2026, Agenus entered into a securities purchase agreement for a private placement of approximately $85 million in upfront gross proceeds, before the deduction of private placement expenses, and up to an additional $255 million upon the full exercise of purchase warrants. The financing was led by Commodore Capital, with participation from RA Capital Management, TCGX, Invus, and Ligand.
•On July 13, 2026 Agenus announced the discontinuation of the BATTMAN Phase 3 trial evaluating BOT/BAL in late-line metastatic microsatellite-stable (MSS) colon cancer and has reached alignment on key elements of the new ROBBIN Phase 3 trial design with the FDA. First dosing of the ROBBIN trial for the neoadjuvant treatment of MSS colon cancer is expected in the first quarter of 2027.

Lasofoxifene
•On May 7, 2026, LeonaBio announced it is amending the ELAINE-3 trial protocol to increase the sample size from 500 participants to up to 600 participants. The primary goal of the amendment is to help ensure that the trial will have the appropriate number of disease progression events. The Company expects to complete enrollment of the Phase 3 ELAINE-3 clinical trial in the fourth quarter of 2026 and to have topline data in the second half of 2027.

Ojemda
•On April 22, 2026, Ipsen announced Ojemda was granted conditional marketing authorization in the European Union as monotherapy for the treatment of patients 6 months of age and older with pediatric low-grade-glioma harboring a BRAF fusion or rearrangement, or BRAF V600 mutation, who have progressed after one or more prior systemic therapies.

Volixibat
•On May 4, 2026, our partner announced the primary endpoint was met in the VISTAS Phase 2b study evaluating volixibat, an investigational oral ileal bile acid transporter (IBAT) inhibitor, in patients with primary sclerosing cholangitis (PSC). Volixibat demonstrated a statistically significant and clinically meaningful 2.72 point reduction in the primary endpoint of cholestatic pruritus.
•On August 5, 2026, our partner announced volixibat was granted Breakthrough Therapy Designation for cholestatic pruritus due to PSC. Additionally, a pre-NDA meeting was held for volixibat in cholestatic pruritus due to PSC and additional discussions are planned before potential NDA submission.
•On August 5, 2026, our partner announced enrollment was completed in the VANTAGE Phase 2b study of volixibat in cholestatic pruritus due to primary biliary cholangitis (PBC) with topline results expected in Q1 2027.

Ersodetug
•On June 2, 2026, Rezolute announced positive interim data for its Phase 3 Uplift study in Tumor hyperinsulinism. The company expects to announce topline results for the fully enrolled open-label study in the second half of 2026.

Results of Operations
Revenue and Income

(Dollars in thousands)	Q2 2026	Q2 2025	Change	% Change	YTD 2026	YTD 2025	Change	% Change
Revenue from intangible royalty assets	$37,362	$30,084	$7,278	24%	$70,293	$51,671	$18,622	36%
Income from financial royalty assets	10,670	6,313	4,357	69%	20,697	12,215	8,482	69%
Royalties	48,032	36,397	11,635	32%	90,990	63,886	27,104	42%
Captisol	7,978	8,287	(309)	(4)%	16,632	21,747	(5,115)	(24)%
Contract revenue and income	7,683	2,943	4,740	161%	7,793	7,327	466	6%
Total revenue and income	$63,693	$47,627	$16,066	34%	$115,415	$92,960	$22,455	24%
Q2 2026 vs. Q2 2025
Total revenue and income increased by $16.1 million, or 34%, to $63.7 million in Q2 2026 compared to $47.6 million in Q2 2025. Royalties increased by $11.6 million, or 32%, to $48.0 million in Q2 2026 compared to $36.4 million in Q2 2025, primarily attributable to royalties earned on Filspari, Zelsuvmi, and Ohtuvayre. Captisol sales decreased by $0.3 million, or 4%, to $8.0 million in Q2 2026 compared to $8.3 million in Q2 2025, primarily attributable to the timing of customer orders. Contract revenue and income increased by $4.7 million, or 161%, to $7.7 million in Q2 2026 compared to $2.9 million in Q2 2025, primarily attributable to the timing of milestone events under partner agreements.
YTD 2026 vs. YTD 2025
Total revenue and income increased by $22.5 million, or 24%, to $115.4 million in YTD 2026 compared to $93.0 million in YTD 2025. Royalties increased by $27.1 million, or 42%, to $91.0 million in YTD 2026 compared to $63.9 million in YTD 2025, primarily attributable to royalties earned on Filspari, Zelsuvmi, Ohtuvayre, Capvaxive and Kyprolis. Captisol sales decreased by $5.1 million, or 24%, to $16.6 million in YTD 2026 compared to $21.7 million in YTD 2025, primarily attributable to the timing of customer orders. Contract revenue and income remained steady at $7.8 million in YTD 2026 compared to $7.3 million in YTD 2025.
Revenue from intangible royalty assets is based on our partners’ product sales and the applicable royalty rates. The following table presents revenue from intangible royalty assets by program (in millions):

(in millions)	Q2 2026 Estimated Partner Product Sales	Effective Royalty Rate	Q2 2026 Royalty Revenue	Q2 2025 Estimated Partner Product Sales	Effective Royalty Rate	Q2 2025 Royalty Revenue
Filspari	$151.1	9.0%	$13.6	$73.3	9.0%	$6.6
Kyprolis	339.0	2.1%	7.0	398.0	2.2%	8.8
Ohtuvayre(1)	204.0	2.0%	4.1	102.9	2.0%	2.1
Rylaze	99.5	3.2%	3.2	103.2	2.8%	2.9
Capvaxive	184.0	1.3%	2.3	129.0	1.8%	2.3
Teriparatide injection(2)	6.0	25.0%	1.5	7.4	31.1%	2.3
Vaxneuvance	148.0	0.9%	1.4	229.0	1.1%	2.6
Other	95.9	4.5%	4.3	86.5	2.9%	2.5
Total	$1,227.5		$37.4	$1,129.3		$30.1

(in millions)	YTD 2026 Estimated Partner Product Sales	Effective Royalty Rate	YTD 2026 Royalty Revenue	YTD 2025 Estimated Partner Product Sales	Effective Royalty Rate	YTD 2025 Royalty Revenue
Filspari	$276.7	9.0%	$24.9	$132.2	9.0%	$11.9
Kyprolis	694.2	2.0%	13.8	751.8	1.8%	13.5
Ohtuvayre(1)	338.2	2.1%	7.1	174.2	2.0%	3.5
Rylaze	203.2	3.1%	6.4	197.5	3.0%	6.0
Capvaxive	323.9	1.3%	4.3	233.7	1.3%	3.1
Vaxneuvance	343.1	0.9%	3.0	452.6	0.9%	3.9
Teriparatide injection(2)	12.1	23.1%	2.8	12.1	28.9%	3.5
Other	201.3	4.0%	8.0	194.2	3.2%	6.3
Total	$2,392.7		$70.3	$2,148.3		$51.7
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
Operating Costs and Expenses

(Dollars in thousands)	Q2 2026	Q2 2025	Change	% Change	YTD 2026	YTD 2025	Change	% Change
Cost of Captisol	$3,214	$2,907	$307	11%	$6,487	$7,756	$(1,269)	(16)%
Amortization of intangibles	8,097	8,258	(161)	(2)%	16,194	16,515	(321)	(2)%
Research and development	14,668	6,567	8,101	123%	16,816	56,652	(39,836)	(70)%
General and administrative	29,123	20,175	8,948	44%	49,959	38,976	10,983	28%
Fair value adjustments to partner program derivatives	—	1,276	(1,276)	(100)%	—	833	(833)	(100)%
Total operating costs and expenses	$55,102	$39,183	$15,919	41%	$89,456	$120,732	$(31,276)	(26)%
% of Revenue	87%	82%			78%	130%
Q2 2026 vs. Q2 2025
Total operating costs and expenses increased by $15.9 million, or 41%, to $55.1 million in Q2 2026 compared to $39.2 million in Q2 2025.
Cost of Captisol increased by $0.3 million, or 11%, to $3.2 million in Q2 2026 compared to $2.9 million in Q2 2025, primarily due to lower gross margins resulting from changes in the mix of customers served during the period. Amortization of intangibles decreased by $0.2 million, or 2%, to $8.1 million in Q2 2026 compared to $8.3 million in Q2 2025, primarily attributable to the deconsolidation of LNHC, Inc. on July 1, 2025 in connection with the Pelthos Transaction. See Note 2, Pelthos Transaction, for additional information.

Research and development expenses increased by $8.1 million, or 123%, to $14.7 million in Q2 2026 compared to $6.6 million in Q2 2025. The increase was primarily driven by the $12.3 million research and development funding arrangement with Orchestra BioMed, partially offset by the absence of research and development expenses associated with our former Pelthos business following the deconsolidation of LNHC, Inc. on July 1, 2025. See Note 3, Investment Transactions, and Note 2, Pelthos Transaction, for additional information.
General and administrative expenses increased by $8.9 million, or 44%, to $29.1 million in Q2 2026 compared to $20.2 million in Q2 2025. The increase was primarily attributable to transaction costs associated with the XOMA Acquisition, as well as higher employee-related costs, including increased headcount and share-based compensation, reflecting the Company’s continued investment in its origination and portfolio management functions. Fair value adjustments to partner program derivatives were zero for Q2 2026 compared to $1.3 million for Q2 2025.
YTD 2026 vs. YTD 2025
Total operating costs and expenses decreased by $31.3 million, or 26%, to $89.5 million in YTD 2026 compared to $120.7 million in YTD 2025.
Cost of Captisol decreased by $1.3 million, or 16%, to $6.5 million in YTD 2026 compared to $7.8 million in YTD 2025, primarily attributable to the lower Captisol sales. Amortization of intangibles decreased by $0.3 million, or 2%, to $16.2 million in YTD 2026 compared to $16.5 million in YTD 2025, primarily attributable to the deconsolidation of LNHC, Inc. on July 1, 2025 in connection with the Pelthos Transaction.
Research and development expenses decreased by $39.8 million, or 70%, to $16.8 million in YTD 2026 compared to $56.7 million in YTD 2025. The decrease was primarily driven by the absence of the $44.3 million research and development funding charge recognized in the first quarter of 2025 in connection with the D-Fi royalty rights acquired in the Castle Creek Transaction and the absence of $6.4 million research and development expenses associated with our former Pelthos business following the deconsolidation of LNHC, Inc. on July 1, 2025 in connection with the Pelthos Transaction. These decreases were partially offset by the $12.3 million research and development funding arrangement expense recognized in the second quarter of 2026 related to Orchestra BioMed. See Note 3, Investment Transactions, and Note 2, Pelthos Transaction, for additional information.
General and administrative expenses increased by $11.0 million, or 28%, to $50.0 million in YTD 2026 compared to $39.0 million in YTD 2025. The increase was primarily attributable to transaction costs associated with the XOMA Acquisition, as well as higher employee-related costs, including increased headcount and share-based compensation, reflecting the Company’s continued investment in its origination and portfolio management functions. Fair value adjustments to partner program derivatives were zero for YTD 2026 compared to $0.8 million for YTD 2025.
Operating income was $26.0 million in YTD 2026, compared to an operating loss of $27.8 million in YTD 2025, an improvement of $53.7 million. The improvement was primarily driven by (1) the non-recurrence in the current period of the $44.3 million research and development funding charge recognized in connection with the Castle Creek Investment in YTD 2025, and (2) continued growth of royalty revenues. These increases were partially offset by the $12.3 million research and development funding arrangement expense recognized in the second quarter of 2026 related to Orchestra BioMed.
Non-operating Income and Expenses

(Dollars in thousands)	Q2 2026	Q2 2025	Change	% Change	YTD 2026	YTD 2025	Change	% Change
Gain (loss) from short-term investments	$11,754	$939	$10,815	1152%	$15,623	$(11,428)	$27,051	(237)%
Gain (loss) from change in fair value of equity-method investments and other investments	35,727	—	35,727	N/M(1)	(13,502)	—	(13,502)	N/M(1)
Interest income	7,298	1,621	5,677	350%	13,953	3,392	10,561	311%
Interest expense	(1,748)	(1,153)	(595)	52%	(3,495)	(2,020)	(1,475)	73%
Other non-operating expense, net	2,682	1,372	1,310	95%	1,507	(1,129)	2,636	(233)%
Total non-operating Income (expenses), net	$55,713	$2,779	$52,934	1905%	$14,086	$(11,185)	$25,271	(226)%
(1) N/M = Not meaningful. Percentage change is not meaningful as no corresponding amount was recognized in the prior year period.
Q2 2026 vs. Q2 2025

The gain from short-term investments was $11.8 million in Q2 2026 compared to a gain of $0.9 million in Q2 2025. The increase was primarily driven by favorable mark-to-market adjustments on Palvella and Viking common stock. Palvella common stock resulted in an unrealized gain of $7.3 million in Q2 2026 compared to an unrealized loss of $1.3 million in Q2 2025, and Viking common stock resulted in an unrealized gain of $5.2 million in Q2 2026 compared to an unrealized gain of $2.4 million in Q2 2025.
The gain from change in fair value of equity-method investments and other investments was $35.7 million in Q2 2026. This gain reflects the change in fair value of the Pelthos common stock and Pelthos Series A convertible preferred stock that we acquired in connection with the Pelthos Transaction in July 2025. For additional information, see Note 2, Pelthos Transaction.
Interest income consists primarily of interest earned on our short-term investments and on the Pelthos Convertible Notes acquired in November 2025. Interest income increased by $5.7 million to $7.3 million in Q2 2026 compared to $1.6 million in Q2 2025, primarily due to higher average investment balances resulting from the issuance of our 2030 Notes as well as interest earned on the Pelthos Convertible Notes.
Interest expense consists primarily of coupon interest and non-cash amortization of debt discount and issuance costs related to our 2030 Notes issued in August 2025, as well as interest accrued under a royalty and milestone payments purchase agreement entered into by Novan, Inc. in 2019, which Ligand assumed in connection with the Novan acquisition in September 2023. Interest expense increased by $0.6 million to $1.7 million in Q2 2026 compared to $1.2 million in Q2 2025. The increase was primarily attributable to interest expense on the 2030 Notes, which were not outstanding during the prior-year period, partially offset by the absence of interest expense related to the Novan-assumed obligation following the deconsolidation of LNHC, Inc. on July 1, 2025, in connection with the Pelthos Transaction.
Other non-operating expense, net primarily consists of fair value adjustments on derivatives (excluding the partner program derivatives) and CVRs. Other non-operating expense, net was income of $2.7 million in Q2 2026 compared to income of $1.4 million in Q2 2025, primarily attributable to favorable changes in the fair value of CVR liabilities, which resulted in a $1.1 million gain in Q2 2026 compared to a $0.1 million loss in Q2 2025, as well as higher gains on derivatives of $1.4 million in Q2 2026 compared to $1.2 million in Q2 2025.
YTD 2026 vs. YTD 2025
The gain from short-term investments was $15.6 million in YTD 2026 compared to a loss of $11.4 million in YTD 2025. The increase was primarily driven by favorable mark-to-market adjustments on Palvella and Viking common stock. Palvella common stock resulted in an unrealized gain of $12.0 million in YTD 2026 compared to an unrealized gain of $2.6 million in YTD 2025, and Viking common stock resulted in an unrealized gain of $2.5 million in YTD 2026 compared to an unrealized loss of $13.7 million in YTD 2025.
The loss from change in fair value of equity-method investments and other investments was $13.5 million in YTD 2026. This loss reflects the change in fair value of the Pelthos common stock and Pelthos Series A convertible preferred stock that we acquired in connection with the Pelthos Transaction in July 2025. For additional information, see Note 2, Pelthos Transaction.
Interest income consists primarily of interest earned on our short-term investments and on the Pelthos Convertible Notes acquired in November 2025. Interest income increased by $10.6 million to $14.0 million in YTD 2026 compared to $3.4 million in YTD 2025, primarily due to higher average investment balances resulting from the issuance of our 2030 Notes as well as interest earned on the Pelthos Convertible Notes.
Interest expense consists primarily of coupon interest and non-cash amortization of debt discount and issuance costs related to our 2030 Notes issued in August 2025, as well as interest accrued under a royalty and milestone payments purchase agreement entered into by Novan, Inc. in 2019, which Ligand assumed in connection with the acquisition of our Pelthos Therapeutics Business from Novan in September 2023. Interest expense increased by $1.5 million to $3.5 million in YTD 2026 compared to $2.0 million in YTD 2025. The increase was primarily attributable to interest expense on the 2030 Notes, which were not outstanding during the prior-year period, partially offset by the absence of interest expense related to the Novan-assumed obligation following the deconsolidation of LNHC, Inc. on July 1, 2025, in connection with the Pelthos Transaction.
Other non-operating expense, net primarily consists of fair value adjustments on derivatives (excluding the partner program derivatives) and CVRs. Other non-operating expense, net was income of $1.5 million in YTD 2026 compared to expense of $1.1 million in YTD 2025, primarily attributable to favorable changes in the fair value of CVR liabilities, which resulted in a $0.5 million gain in YTD 2026 compared to a $1.9 million loss in YTD 2025.

Income Tax Expense

(Dollars in thousands)	Q2 2026	Q2 2025	Change	% Change	YTD 2026	YTD 2025	Change	% Change
Income (loss) before income taxes	$64,304	$11,223	$53,081	473%	$40,045	$(38,957)	$79,002	(203)%
Income tax (expense) benefit	(15,796)	(6,376)	(9,420)	148%	(4,882)	1,353	(6,235)	(461)%
Income (loss) from operations	$48,508	$4,847	$43,661	901%	$35,163	$(37,604)	$72,767	(194)%
Effective tax rate	24.6%	56.8%			12.2%	3.5%
We compute our income tax provision by applying the estimated annual effective tax rate to income (loss) from operations and adjusting for the effects of any discrete income tax items recognized in the period. The effective tax rate for the three months ended June 30, 2026 and 2025 was 24.6% and 56.8%, respectively. The effective tax rate for the six months ended June 30, 2026 and 2025 was 12.2% and 3.5%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2026 was primarily due to Section 162(m) limitation on deduction for officer compensation, other non-deductible items, and income from foreign operations, which were partially offset by the foreign derived intangible income deduction. The variance from the U.S. federal statutory tax rate of 21% for the three and six months ended June 30, 2025 was primarily due to Section 162(m) limitation on deduction for officer compensation, other non-deductible items and income from foreign operations, which were partially offset by the foreign derived intangible income deduction.
Liquidity and Capital Resources
As of June 30, 2026, we had approximately $1,357.8 million in cash, cash equivalents, and short-term investments, an increase of $624.2 million from $733.5 million as of December 31, 2025. The increase was primarily attributable to the cash flow activity described in the “Cash Flow Summary” below. In addition, as of June 30, 2026, we had $124.4 million of available borrowing capacity under our Revolving Credit Facility and $0.6 million of letters of credit outstanding. Our principal sources of liquidity are our existing cash, cash equivalents, and short-term investments; cash flows generated from operations; and available borrowing capacity under our Revolving Credit Facility. We believe these sources provide us with the financial flexibility necessary to meet our operating, investing, and financing needs.
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
On June 25, 2026, we issued the 2031 Notes. The $700.0 million aggregate principal amount of the 2031 Notes includes the purchase of an additional $75.0 million aggregate principal amount by the initial purchasers pursuant to the full exercise of their overallotment option. The net proceeds from the 2031 Notes offering were approximately $679.0 million, after deducting fees and expenses.
On February 27, 2026, we entered into an At-the-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”), pursuant to which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million through the Agent (the “ATM Offering”). Sales of our common stock under the ATM Offering, if any, will be made pursuant to a prospectus supplement filed with the SEC under our existing effective shelf registration statement. As of June 30, 2026, no shares had been sold under the ATM Offering.
In April 2023, our Board approved a stock repurchase program (the “Repurchase Program”) authorizing, but not requiring, the repurchase of up to $50.0 million of our common stock from time to time through April 2026. Repurchases under the Repurchase Program may be made, if at all, primarily through open-market transactions in accordance with the requirements of Rule 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The timing and amount of any repurchases will be determined by management based on its evaluation of market conditions, our share price, applicable legal requirements, and other factors. We did not repurchase any shares of common stock under the Repurchase Program during either of the three and six months ended June 30, 2026 or 2025.
On August 14, 2025, we issued the 2030 Notes. The $460.0 million aggregate principal amount of the 2030 Notes includes the purchase of an additional $60.0 million aggregate principal amount by the initial purchasers pursuant to the full exercise of their overallotment option. The net proceeds from the 2030 Notes offering were approximately $445.1 million, after deducting the initial purchasers’ discounts and commissions and the debt issuance costs incurred by Ligand.
Concurrently with the closing of the XOMA Acquisition, we entered into the Amended Credit Agreement, which amends and restates in its entirety the Credit Agreement and provides for a $125.0 million revolving credit facility maturing on

September 12, 2028. The Amended Revolving Credit Facility is secured by certain collateral of us and the guarantors and is guaranteed by all of our material domestic subsidiaries, each of whom will derive substantial benefit from the Amended Revolving Credit Facility.
As of June 30, 2026, we had $2.6 million in contingent consideration liabilities, measured at fair value, associated with prior acquisitions to be settled in future periods.
We believe that our existing cash, cash equivalents, and short-term investments, together with cash generated from operations and available borrowing capacity under our Revolving Credit Facility, will be adequate to fund our working capital needs, capital expenditures, debt service requirements, and other business initiatives we plan to strategically pursue, including acquisitions and strategic investments, over the next twelve months and into 2027.
Cash Flow Summary

(Dollars in thousands)	YTD 2026	YTD 2025
Net cash provided by (used in):
Operating activities	$72,709	$(9,646)
Investing activities	$226,770	$(5,773)
Financing activities	$532,301	$10,248
During the six months ended June 30, 2026, we generated cash from operations primarily from revenue and other operating income. We generated cash from investing activities primarily from proceeds from the sale and maturity of short-term investments, partially offset by purchases of short-term investments. We generated cash from financing activities primarily from the issuance of our 2031 Notes.
During the six months ended June 30, 2025, we used cash in operating activities primarily for the Castle Creek Investment, partially offset by cash generated from revenue and other operating income. We used cash in investing activities primarily for purchases of short-term investments, partially offset by proceeds from the sale and maturity of short-term investments. We generated cash from financing activities primarily from net proceeds from stock option exercises and ESPP purchases, as well as proceeds from Pelthos investors.
Critical Accounting Policies and Estimates
Certain of our policies require the application of management judgment in making estimates and assumptions that affect the amounts reported in our consolidated financial statements and the disclosures made in the accompanying notes. Those estimates and assumptions are based on historical experience and various other factors deemed applicable and reasonable under the circumstances. The use of judgment in determining such estimates and assumptions is, by nature, subject to a degree of uncertainty. Accordingly, actual results could differ materially from the estimates made. There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates described in our 2025 Annual Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to our market risks in the three months ended June 30, 2026, when compared to the disclosures in Item 7A of our 2025 Annual Report.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2026 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings

On May 19, 2026, we initiated litigation against Viking relating to the termination of the TR‑Beta Program, a Metabasis drug development program outlicensed to Viking under that certain Master License Agreement, dated May 21, 2014, by and among Ligand, Metabasis Therapeutics, Inc. and Viking, as amended (the “Viking License Agreement”), including, but not limited to, VK2809, a novel selective TR-β agonist with potential in multiple indications, including hypercholesterolemia, dyslipidemia, NASH, and X-ALD, and VK0214. On July 2, 2026, Viking filed an answer to Ligand’s complaint against it generally denying all claims and asserting various affirmative defenses. That same date, Viking also filed a cross-complaint against Ligand. Viking asserts three causes of action against Ligand: (1) Declaratory Relief seeking an order declaring that: (i) Viking did not breach the Viking License Agreement; (ii) Ligand’s termination of the Viking License Agreement was invalid and without force or effect; (iii) Ligand is not entitled to the remedies provided for in Section 10.4(c) of the Viking License Agreement; and (iv) Viking retains its exclusive rights under the Viking License Agreement to Develop and Commercialize Licensed Products in the TR-Beta Program; (2) Breach of Contract alleging breach of the Viking License Agreement by Ligand for allegedly failing to follow certain contractual procedures when terminating the Viking License Agreement and (3) Breach of the Implied Covenant of Good Faith and Fair Dealing. Ligand’s responsive pleading is due on August 19, 2026. Given the early stage of this matter, we cannot estimate the potential outcome or potential losses.
On October 31, 2019, we received three civil complaints filed in the U.S. District Court for the Northern District of Ohio on behalf of several Indian tribes. The Judicial Panel on Multi-District Litigation (“JPML”) has assigned the Court of Northern District of Ohio more than one thousand civil cases which have been designated as a Multi-District Litigation (“MDL”) and captioned In Re: National Prescription Opiate Litigation. The allegations in these complaints focus on the activities of defendants other than the Company and no individualized factual allegations have been advanced against us in any of the three complaints. We reject all claims raised in the complaints and intend to vigorously defend these matters.
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
On July 18, 2025, CyDex received a letter from PH Health Limited (“PH Health”), a wholly-owned indirect subsidiary of Endo, Inc., stating that PH Health had submitted to the FDA an Abbreviated New Drug Application (“ANDA”) referencing New Drug Application No. 022235, owned by Baxter Healthcare Corp. (“Baxter”) for Captisol®-enabled Nexterone® (amiodarone hydrochloride, 150 mg/100 mL, premixed for injection). In its Notice Letter, PH Health stated that its ANDA includes a certification under 21 U.S.C. § 355(j)(2)(A)(vii)(IV) that, in PH Health’s opinion, CyDex’s U.S. Patent No. 7,635,773 (“the ’773 patent”) is invalid, unenforceable and/or will not be infringed by Par Heath’s ANDA product. The Notice Letter included an explanation intended to support PH Health’s position that its ANDA product would not infringe the ’773 patent but did not include detailed explanations regarding invalidity or unenforceability. On August 29, 2025, during the 45‑day period for filing a lawsuit pursuant to the Hatch-Waxman Act, Baxter and CyDex filed a lawsuit in the United States District Court for the Distinct of New Jersey against Par Health Ltd., Par Health USA, Endo USA, Inc., Endo Operations Limited, and Endo, Inc., asserting that the ANDA filing infringed the ’773 patent. See Case No. 3:25-cv-15120-MCA. The case was assigned to District Court Judge Madeline Cox Arleo. On October 27, 2025, Defendants Par Health Ltd., Par Health USA, Endo USA, Inc., Endo Operations Limited, and Endo, Inc. filed an Answer denying infringement and asserting several affirmative defenses. On January 8, 2026, the initial scheduling conference was held before Magistrate Judge Cari Fais. On March 23, 2026, the parties submitted a Joint Stipulation to strike Defendants’ Third Affirmative Defense, meaning that Defendants would be “precluded from asserting invalidity” with respect to any claim of” the ’773 patent. On May 18, 2026, Par Health amended its

ANDA to replace the certification under 21 U.S.C. § 355(j)(2)(A)(vii)(IV) as to the ’773 patent with a certification under 21 U.S.C. § 355(j)(2)(A)(vii)(III) and, thus, agreed to not seek approval of its ANDA until the expiration of the ’773 patent. The amended ANDA also included certifications under 21 U.S.C. § 355(j)(2)(A)(vii)(III) as to the following patents, each of which Baxter had recently listed in the Orange Book for Captisol®-enabled Nexterone®: U.S. Patent No. 8,410,077; 9,200,088; 9,493,582; 9,750,822; and 10,117,951. On June 16, 2026, the parties jointly submitted a Stipulation and Order of Dismissal Without Prejudice. On July 23, 2026, Judge Arleo entered that Stipulation and Order of Dismissal Without Prejudice, ending the litigation.
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
Item 1A. Risk Factors
We do not believe that there have been any material changes to the risk factors disclosed in Part I, Item 1A of our 2025 Annual Report, except as described below. The risk factors described in our 2025 Annual Report and in this Quarterly Report on Form 10-Q are not the only risks we face. Factors we currently do not know, factors that we currently consider immaterial or factors that are not specific to us, such as general economic and political conditions, may also materially adversely affect our business or our consolidated operating results, financial condition or cash flows.
Certain of our royalty and milestone arrangements are subject to contractual rights held by our licensees or sublicensees to reduce, buy down, or buy out royalty obligations upon payment of specified amounts, which may be less than the net present value of future royalties we would otherwise be entitled to receive.
Certain of our royalty and milestone arrangements may provide our licensees or sublicensees with the right to reduce, buy down or buy out their future royalty or other payment obligations upon payment of predetermined amounts. In some cases, the applicable buyout price may increase over time or as specified thresholds are achieved but may nevertheless be less than the aggregate amount, or net present value, of the future royalties or other payments we otherwise might have received. Accordingly, a counterparty may elect to exercise such a right before its cumulative royalty obligations exceed the applicable buyout price, which could terminate or materially reduce the future payments to which we would otherwise be entitled. The timing and likelihood of any such exercise may be difficult to predict and may depend on factors outside our control, including the commercial performance of the applicable product and the counterparty’s assessment of its future sales prospects. Any exercise of these rights could limit the economic value of the applicable arrangement, reduce or eliminate an anticipated source of recurring revenue and have a material adverse effect on our business, financial condition and results of operations.
We may not successfully integrate the business, operations and royalty portfolio acquired in the XOMA Acquisition or realize the anticipated benefits of the acquisition.
On July 14, 2026, we completed the XOMA Acquisition. The success of this acquisition will depend, in part, on our ability to successfully integrate XOMA Royalty's operations, personnel, systems and royalty portfolio into our existing business and to manage the combined company efficiently. The integration process may be more costly or time-consuming than anticipated and may result in the diversion of management's attention from our existing business and strategic initiatives.
We may encounter difficulties in integrating financial reporting, accounting, internal control, compliance, legal, information technology and other administrative systems and processes. In addition, we may experience challenges retaining key employees, maintaining relationships with counterparties, licensors, licensees and other business partners, or effectively administering the significantly expanded royalty portfolio acquired in the transaction. We also may fail to identify or adequately manage contractual, operational, tax, regulatory or other risks associated with the acquired assets.
We may not realize the anticipated strategic, operational or financial benefits of the acquisition within the expected timeframe, or at all. If the integration is not successful, if the acquired assets do not perform as expected, or if the costs of integration exceed our expectations, our business, financial condition, results of operations and cash flows could be materially adversely affected.
Litigation in connection with the XOMA Acquisition.
We expect litigation in connection with the XOMA Acquisition. We do not currently expect any such litigation, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.
Our ability to satisfy debt obligations depends on our future performance.
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our 2030 Notes and 2031 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. If the assumptions underlying our cash flow guidance are incorrect, our business may not continue to generate cash flow from operations sufficient to service our debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or issuing additional equity, equity-linked or debt instruments on terms that may be onerous or highly dilutive. In addition, certain holders of the 2030 Notes and the 2031 Notes may engage in hedging or arbitrage transactions, including short sales of our common stock, in connection with their investment in the notes. These activities could increase volatility or place downward pressure on the market price of our common stock, particularly during the period when the notes are convertible or following any conversion. This pressure could occur even if our business performance and prospects are strong. We may also be required to repurchase the 2030 Notes and the 2031 Notes for cash upon the occurrence of certain events, which could adversely affect our liquidity. The indentures governing the 2030 Notes and the 2031 Notes may require us to repurchase the notes for cash upon the occurrence of specified events, such as a fundamental change. Any such repurchase obligation could require us to use a significant portion of our available cash or obtain additional financing, which may not be available on favorable terms or at all. Our ability to satisfy these obligations could be constrained by existing debt agreements or market conditions. Additionally, conversion of the 2030 Notes or the 2031 Notes could dilute the ownership interest of our existing stockholders or may otherwise depress the price of our common stock. Any sales in the public market of our common stock issuable upon such conversion of our 2030 Notes or 2031 Notes could adversely affect prevailing market price.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no other unregistered sales of equity securities by the Company during the three months ended June 30, 2026, other than those reported in Current Reports on Form 8-K.
(c) The following table contains information regarding the Company’s repurchase of its common stock during the three months ended June 30, 2026:
Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program (in thousands)(2)
April 1 - April 30, 2026	—	$—	—	$—
May 1 - May 31, 2026	—	$—	—	$—
June 1 - June 30, 2026(1)	228,859	$262.17	—	$—
Total	228,859	$262.17	—
(1) The Company used approximately $60.0 million of the net proceeds from the offering of the 2031 Notes, together with cash on hand, to repurchase 228,859 shares of its common stock at a price of $262.17 per share, which is equal to the last reported price per share of common stock as of the date of pricing of the 2031 Notes, from certain purchasers of the 2031 Notes in privately negotiated transactions effected through one of the initial purchasers or an affiliate thereof concurrently with the pricing of the 2031 Notes.
(2) In April 2023, the Board approved the Repurchase Program authorizing, but not requiring, the repurchase of up to $50.0 million of the Company’s common stock from time to time. The Repurchase Program expired in April 2026.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K).
During the three months ended June 30, 2026, none of our directors or officers adopted, terminated or materially modified a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities.

Item 6.    Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1*	Agreement and Plan of Merger, dated as of April 27, 2026, by and among XOMA Royalty Corporation, Ligand Pharmaceuticals Incorporated and Flex Merger Sub, Inc.	8-K	001-33093	4/27/2026	2.1
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 16, 2026, by and among XOMA Royalty Corporation, XOMA Royalty Holdings Corporation, Ligand Pharmaceuticals Incorporated and Flex Merger Sub, Inc.	8-K	001-33093	5/18/2026	2.1
4.1	Indenture, dated as of June 25, 2026, by and between Ligand Pharmaceuticals Incorporated and U.S. Bank National Association, as Trustee.	8-K	001-33093	6/25/2026	4.1
4.2	Form of Global Note, representing Ligand Pharmaceuticals Incorporated’s 0.00% Convertible Senior Notes due 2031 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-33093	6/25/2026	4.1
10.1*	Form of Support Agreement, dated as of April 27, 2026, entered into by Ligand Pharmaceuticals Incorporated, Flex Merger Sub, Inc. and the Supporting Stockholders.	8-K	001-33093	4/27/2026	10.1
10.2	Consent and Fourth Amendment to Credit Agreement, dated as of June 22, 2026, to that certain Credit Agreement, dated as of October 12, 2023, by and among Ligand Pharmaceuticals Incorporated, certain of its subsidiaries, as Guarantors (as defined therein), the Lenders (as defined therein) party thereto, and Citibank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (each as defined therein), as amended by that certain First Amendment to Credit Agreement, dated as of July 8, 2024, that certain the Second Amendment to Credit Agreement dated as of August 11, 2025 and that certain Third Amendment to Credit Agreement, dated as of September 12, 2025.	8-K	001-33093	6/22/2026	10.1
10.3	Form of Convertible Note Hedge Transaction Confirmation	8-K	001-33093	6/25/2026	10.1
10.4	Form of Warrant Transaction Confirmation.	8-K	001-33093	6/25/2026	10.2
10.5	Amended and Restated Credit Agreement, dated July 14, 2026, by and among the Company, certain of its subsidiaries, as guarantors, the lenders party thereto, and Citibank, N.A., as administrative agent, swingline lender and L/C issuer.					X
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.
X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.	X

* Certain exhibits and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.

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

Date:	August 7, 2026	By:	/s/ Octavio Espinoza
Octavio Espinoza
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer