Form 10-Q
period 2026-09-30
LIGAND PHARMACEUTICALS INC
filed 2026-10-30
CIK 886163

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________________________________
FORM 10-Q
________________________________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 27, 2026, the registrant had 20,002,986 shares of common stock outstanding.

LIGAND PHARMACEUTICALS INCORPORATED
QUARTERLY REPORT

FORM 10-Q

GLOSSARY OF TERMS AND ABBREVIATIONS
Abbreviation	Definition
2025 Annual Report	Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 27, 2026
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
Company	Ligand Pharmaceuticals Incorporated, including subsidiaries
CVR	Contingent value right
CyDex	CyDex Pharmaceuticals, Inc.
ESPP	Ligand Pharmaceuticals Incorporated Employee Stock Purchase Plan, as amended and restated, effective June 6, 2019
FASB	Financial Accounting Standards Board
FDA	Food and Drug Administration
GAAP	Generally accepted accounting principles in the United States
Generation Bio	Generation Bio Co.
HilleVax	HilleVax, Inc.
Kinnate	Kinnate Biopharma, Inc.
LAVA	Lava Therapeutics New Topco B.V.
Ligand	Ligand Pharmaceuticals Incorporated, including subsidiaries
Metabasis	Metabasis Therapeutics, Inc.
NDA	New Drug Application
Palvella	Palvella Therapeutics, Inc.
Q3 2025	The Company’s fiscal quarter ended September 30, 2025
Q3 2026	The Company’s fiscal quarter ended September 30, 2026
SBC	Share-based compensation expense
SEC	Securities and Exchange Commission
Takeda	Takeda Pharmaceutical Company Limited
Travere	Travere Therapeutics, Inc.
Turnstone	Turnstone Biologic Corp.
Viking	Viking Therapeutics, Inc.
XOMA	Xoma Royalty Holdings Corporation, a Nevada corporation, and its wholly owned subsidiaries, which were acquired by the Company on July 14, 2026
YTD 2025	The year‑to‑date period beginning January 1, 2025 and ending on the date indicated
YTD 2026	The year‑to‑date period beginning January 1, 2026 and ending on the date indicated

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
All statements contained herein, other than statements of historical fact, could be deemed to be forward-looking statements. In some instances, forward-looking statements can be identified by the use of forward-looking words such as “believes,” “expects,” “may,” “will,” “plan,” “intends,” “estimates,” “would,” “continue,” “seeks,” “pro forma,” or “anticipates,” or other similar words (including their use in the negative), or by discussions of future matters such as those related to our future results of operations and financial position, royalties and milestones under license agreements, Captisol material sales, product development, and product regulatory filings and approvals, and the timing thereof, our status as a high-growth company, the imposition and/or announcement of tariffs imposed on the import of certain goods into the U.S. from various countries, as well as other statements that are not historical in nature. You should be aware that the occurrence of any of the events discussed in Part II, under Item 1A under the caption “Risk Factors” of this report and Part I, Item 1A under the caption “Risk Factors” of the 2025 Annual Report could negatively affect our results of operations, financial condition and the trading price of our stock.
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

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$55,958	$174,927
Current restricted cash	4,112	—
Short-term investments	391,437	558,594
Accounts receivable, net	83,221	59,601
Inventory	14,508	9,126
Short-term portion of financial royalty assets, net	27,495	22,792
Income taxes receivable	24,296	1,446
Other current assets	7,207	5,785
Total current assets	608,234	832,271
Noncurrent restricted cash	43,321	—
Intangible assets, net	302,039	225,438
Goodwill	207,860	101,541
Long-term portion of financial royalty assets, net	772,619	196,877
Noncurrent derivative assets	29,203	15,632
Equity method investments	48,445	46,500
Other investments	94,479	121,451
Deferred income taxes, net	104,117	8,345
Other assets	27,145	12,582
Total assets	$2,237,462	$1,560,637
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,095	$3,238
Accrued liabilities	35,665	31,453
Income taxes payable	2,746	1,239
Current contingent liabilities	4,795	287
Current operating lease liabilities	4,557	1,095
Current portion of convertible senior notes, net	448,308	—
Other current liabilities	403	135
Total current liabilities	500,569	37,447
Long-term contingent liabilities	34,072	2,934
Long-term operating lease liabilities	21,434	4,204
Noncurrent portion of convertible senior notes, net	679,909	446,192
Deferred income taxes, net	22,398	36,019
Other long-term liabilities	17,317	16,629
Total liabilities	1,275,699	543,425
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 5,000 shares authorized; zero issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 60,000 shares authorized; 20,001 and 19,774 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	20	20
Additional paid-in capital	403,538	400,649
Accumulated other comprehensive income	3,439	8,455
Retained earnings	554,766	608,088
Total stockholders’ equity	961,763	1,017,212
Total liabilities and stockholders’ equity	$2,237,462	$1,560,637

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues and income:
Revenue from intangible royalty assets	$47,427	$40,161	$117,720	$91,832
Income from financial royalty assets	22,857	6,425	43,554	18,640
Royalties	70,284	46,586	161,274	110,472
Captisol	7,946	10,672	24,578	32,419
Contract revenue and income	516	58,203	8,309	65,530
Total revenues and income	78,746	115,461	194,161	208,421
Operating costs and expenses:
Cost of Captisol	2,650	3,801	9,137	11,557
Amortization of intangibles	10,205	8,097	26,399	24,612
Research and development	2,766	21,019	19,582	77,671
General and administrative	72,616	28,446	122,575	67,422
Fair value adjustments to contingent liabilities	6,267	(456)	5,775	1,475
Fair value adjustments to partner program derivatives	—	(833)	—	—
Total operating costs and expenses	94,504	60,074	183,468	182,737
Operating (loss) income	(15,758)	55,387	10,693	25,684
Non-operating income and expenses:
(Loss) gain from short-term investments	(3,817)	7,798	11,806	(3,630)
(Loss) gain from change in fair value of equity-method investments and other investments	(35,727)	75,887	(49,229)	75,887
Interest income	5,492	3,874	19,445	7,266
Interest expense	(2,898)	(910)	(6,393)	(2,930)
Other non-operating income (expense), net	8,614	(899)	9,629	(97)
Total non-operating (expenses) income, net	(28,336)	85,750	(14,742)	76,496
(Loss) income before income taxes	(44,094)	141,137	(4,049)	102,180
Income tax benefit (expense)	15,609	(23,864)	10,727	(22,511)
Net (loss) income	$(28,485)	$117,273	$6,678	$79,669

Basic net (loss) income per share	$(1.43)	$5.99	$0.33	$4.11
Shares used in basic per share calculation	19,962	19,578	19,970	19,367

Diluted net (loss) income per share	$(1.43)	$5.68	$0.31	$3.95
Shares used in diluted per share calculation	19,962	20,629	21,822	20,170

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net (loss) income	$(28,485)	$117,273	$6,678	$79,669
Unrealized (loss) gain on available-for-sale securities, net of tax	(821)	78	(1,575)	7
Foreign currency translation adjustment, net of tax	(216)	750	(3,441)	15,257
Comprehensive (loss) income	$(29,522)	$118,101	$1,662	$94,933

See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands)

	Common Stock		Additional paid in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2025	19,774	$20	$400,649	$8,455	$608,088	$1,017,212
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	255	—	(14,076)	—	—	(14,076)
Share-based compensation	—	—	10,596	—	—	10,596
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(732)	—	(732)
Foreign currency translation adjustment, net of tax	—	—	—	(2,333)	—	(2,333)
Net loss	—	—	—	—	(13,345)	(13,345)
Balance at March 31, 2026	20,029	20	397,169	5,390	594,743	997,322
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	120	—	8,256	—	—	8,256
Share repurchase in connection with the 2031 Notes (Note 9)	(229)	—	—	—	(60,000)	(60,000)
2031 Notes hedge and warrant transactions, net of tax (Note 7)	—	—	(39,309)	—	—	(39,309)
Share-based compensation	—	—	13,653	—	—	13,653
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(22)	—	(22)
Foreign currency translation adjustment, net of tax	—	—	—	(892)	—	(892)
Net income	—	—	—	—	48,508	48,508
Balance at June 30, 2026	19,920	20	379,769	4,476	583,251	967,516
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	81	—	5,588	—	—	5,588
Share-based compensation	—	—	18,181	—	—	18,181
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(821)	—	(821)
Foreign currency translation adjustment, net of tax	—	—	—	(216)	—	(216)
Net loss	—	—	—	—	(28,485)	(28,485)
Balance at September 30, 2026	20,001	$20	$403,538	$3,439	$554,766	$961,763

	Common Stock		Additional paid in capital	Accumulated other comprehensive (loss) income	Retained earnings	Total stockholders’ equity
	Shares	Amount
Balance at December 31, 2024	19,106	$20	$337,377	$(5,942)	$498,984	$830,439
ASU 2025-07 adoption: impact as of January 1, 2025	—	—	—	—	(438)	$(438)
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	170	—	(4,669)	—	—	(4,669)
Share-based compensation	—	—	7,836	—	—	7,836
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(22)	—	(22)
Foreign currency translation adjustment, net of tax	—	—	—	4,401	—	4,401
Net loss (as reported)	—	—	—	—	(42,451)	(42,451)
ASU 2025-07 adoption: impact on net loss	—	—	—	—	498	498
Balance at March 31, 2025*	19,276	20	340,544	(1,563)	456,593	795,594
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	135	—	8,094	—	—	8,094
Share-based compensation	—	—	9,997	—	—	9,997
Unrealized loss on available-for-sale securities, net of tax	—	—	—	(49)	—	(49)
Foreign currency translation adjustment, net of tax	—	—	—	10,106	—	10,106
Net income (as reported)	—	—	—	—	4,847	4,847
ASU 2025-07 adoption: impact on net income	—	—	—	—	(1,276)	(1,276)
Balance at June 30, 2025*	19,411	20	358,635	8,494	460,164	827,313
Issuance of common stock under employee stock compensation plans, net of shares withheld for payroll taxes	347	—	25,523	—	—	25,523
Share repurchase in connection with the 2030 Notes (Note 9)	(102)	—	(15,000)	—	—	(15,000)
2030 Convertible Notes hedge and warrant transactions, net of tax (Note 7)	—	—	(21,290)	—	—	(21,290)
Share-based compensation	—	—	14,746	—		14,746
Unrealized gain on available-for-sale securities, net of tax	—	—	—	78	—	78
Foreign currency translation adjustment, net of tax	—	—	—	750	—	750
Net income (as reported)	—	—	—	—	117,273	117,273
ASU 2025-07 adoption: impact on net income for the six months ended June 30, 2025	—	—	—	—	778	778
Balance at September 30, 2025	19,656	$20	$362,614	$9,322	$578,215	$950,171
*Interim equity balances reflect the impact of ASU 2025-07 adoption in Q3 2025 effective January 1, 2025.
See accompanying notes to unaudited condensed consolidated financial statements.

LIGAND PHARMACEUTICALS INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine months ended
	September 30,
	2026	2025
Cash flows from operating activities:
Net income	$6,678	$79,669
Adjustments to reconcile net income to net cash provided by operating activities:
Change in estimated fair value of contingent liabilities	5,775	1,475
Depreciation of fixed assets and amortization of intangible assets	26,754	25,561
Accretion of short-term investments	(3,308)	(2,943)
Amortization of debt discount and issuance fees	3,540	708
Non-cash income from financial royalty assets	(10,882)	(1,248)
CECL adjustment to financial royalty assets	6,440	(724)
Gain on Pelthos Transaction	—	(53,072)
(Gain) loss on derivative instruments	(9,076)	134
Loss (gain) from change in fair value of equity-method investments and other investments	49,229	(75,887)
Share-based compensation	42,430	32,579
Deferred income taxes, net	(13,036)	12,113
(Gain) loss from short-term investments	(11,806)	3,630
Lease amortization expense	2,081	1,462
Other	(997)	1,941
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(23,715)	(19,650)
Inventory	(5,382)	2,214
Accounts payable and accrued liabilities	1,568	(1,463)
Income tax receivable and payable	(21,299)	3,622
Deferred revenue	(4)	(578)
Other assets and liabilities	128	(6,099)
Net cash provided by operating activities	45,118	3,444

Cash flows from investing activities:
Cash paid for XOMA acquisition, net of cash and restricted cash received	(782,852)	—
Settlement of XOMA deferred consideration	(53,478)	—
Settlement of receivable from RemainCo	21,662	—
Acquisition of financial royalty assets	(32,504)	(10,212)
Acquisition of royalty receivables	(200)	(813)
Proceeds from financial royalty assets	31,393	8,766
Purchases of derivatives	(5,742)	(8,679)
Proceeds from sale of derivatives	1,045	—
Purchases of property and equipment	(396)	(443)
Purchases of short-term investments	(393,750)	(514,856)
Proceeds from sale of short-term investments	274,689	38,599
Proceeds from maturity of short-term investments	297,515	136,505
Purchases of other investments	(8,603)	—
Cash outflow on Pelthos Transaction (Note 3)	—	(8,085)

Net cash used in investing activities	(651,221)	(359,218)

Cash flows from financing activities:
Gross proceeds from issuance of Convertible Senior Notes	700,000	460,000
Debt discount and payment of debt issuance cost	(21,696)	(14,911)
Purchase of Convertible Senior Notes hedge	(195,790)	(113,250)
Proceeds from issuance of warrants	114,100	67,390
Repurchase of common stock	(60,000)	(15,000)
Proceeds from common stock issuance, net of commissions and fees	—	—
Payments under finance lease obligations	(20)	(20)
Payments to CVR holders	—	(174)
Net proceeds from stock option exercises and ESPP	21,878	38,203
Taxes paid related to net share settlement of equity awards	(22,110)	(9,255)
Proceeds from Pelthos investors	—	6,910
Net cash provided by financing activities	536,362	419,893
Effect of exchange rate changes on cash and cash equivalents	(1,795)	2,950
Net (decrease) increase in cash, cash equivalents and restricted cash	(71,536)	67,069
Cash, cash equivalents and restricted cash at beginning of period	174,927	72,307
Cash, cash equivalents and restricted cash at end of period	$103,391	$139,376

Supplemental disclosure of cash flow information:
Interest paid	$2,439	$299
Taxes paid	$5,442	$5,175

Supplemental schedule of non-cash investing and financing activities:
Settlement of receivable from RemainCo against vendor invoices	$178	$—
Pelthos shares received in exchange for LNHC, Inc. business	$—	$44,092
Pelthos shares received for a bridge loan cancellation	$—	$12,732
Addition of right-of-use assets and lease liabilities	$—	$2,315
Accrued debt issuance costs	$181	$634
Accrued fixed asset purchases	$333	$—
Unrealized (loss) gain on available-for-sale investments, net of tax	$(1,575)	$7

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
Reclassifications
Beginning in the third quarter of 2026, we changed the presentation of changes in the fair value of the contingent value rights (“CVRs”). These changes, previously reported in other non-operating income (expense), net, are now reported in a separate line item, “fair value adjustments to contingent liabilities,” within operating costs and expenses. We applied this change retrospectively, and prior period amounts have been reclassified to conform to the current period presentation.
As a result of the reclassification, we recorded losses of $6.3 million and 5.8 million within operating costs and expenses for the three and nine months ended September 30, 2026, respectively, and a gain of $0.5 million and a loss of $1.5 million for the three and nine months ended September 30, 2025, respectively. Each amount is offset by an equal and opposite change in other non-operating income (expense), net.
The reclassification affects only the classification of these amounts within the condensed consolidated statements of operations. It had no effect on net (loss) income, net (loss) income per share, total assets, total liabilities, stockholders’ equity, or cash flows.
Basis of Presentation and Principles of Consolidation
Our unaudited condensed consolidated financial statements include our financial statements and those of our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We have included all adjustments, consisting only of normal recurring adjustments, which we considered necessary for a fair presentation of our financial results. These unaudited condensed consolidated financial statements and accompanying notes should be read together with the audited consolidated financial statements included in our 2025 Annual Report. Interim financial results are not necessarily indicative of the results that may be expected for the full year.
Segment Information
We have one operating and reportable segment: investing in the clinical development and commercialization of high-value medicines. Our Chief Operating Decision Maker (“CODM”) is Todd Davis, our Chief Executive Officer and director. The CODM uses net income (loss) as a single segment profit or loss measure to evaluate our single segment performance, and in deciding whether to invest in the existing assets, or to new potential opportunities. Our CODM relies on internal management reporting processes that provide information on the segment operating (loss) income measure, as presented in our condensed statement of operations, for making financial decisions and allocating resources. The CODM does not evaluate, manage or measure performance of segments using asset information.
The information on significant segment expenses that are regularly provided to the CODM, and other segment items included within the reported segment profit or loss measure, is presented in a table below (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Total revenues and income	$78,746	$115,461	$194,161	$208,421
Share-based compensation	(29,026)	(14,746)	(53,275)	(32,579)
Other segment items:
Amortization of intangibles	(10,205)	(8,097)	(26,399)	(24,612)
Depreciation of property and equipment	(118)	(172)	(355)	(949)
Interest income	5,492	3,874	19,445	7,266
Interest expense	(2,898)	(910)	(6,393)	(2,930)
Other	(70,476)	21,863	(120,506)	(74,948)
Net (loss) income	$(28,485)	$117,273	$6,678	$79,669
Other for the three months ended September 30, 2026 and 2025 include the amount of other general, administrative, research and development expenses of $46.2 million and $34.5 million (net of share-based compensation and depreciation expenses), respectively, and additional income and expense items that are presented in the condensed consolidated statements of operations such as fair value adjustments to contingent liabilities, cost of Captisol and other non-operating income and expenses.
Other for the nine months ended September 30, 2026 and 2025 include the amount of other general, administrative, research and development expenses of $88.5 million and $111.6 million (net of share-based compensation and depreciation expenses), respectively, and additional income and expense items that are presented in the condensed consolidated statements of operations such as fair value adjustments to contingent liabilities, cost of Captisol and other non-operating income and expenses.
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
Revenue and Income
Our revenue is generated primarily from royalties on sales of products commercialized by our partners, supplemented by Captisol material sales and contract revenue from license fees and milestone payments. We partner with leading biopharmaceutical companies to leverage their capabilities in late-stage development, regulatory execution, and commercialization, while we focus on disciplined capital deployment, portfolio construction, and risk management. This also allows us to leverage each partner’s asset infrastructure in sales and marketing, manufacturing and R&D to avoid maintaining high-cost infrastructure ourselves.
For all revenue transactions, we apply the five‑step model in accordance with ASC 606, Revenue from Contracts with Customers, to determine revenue: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.
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

Disaggregation of Revenue
The following table represents disaggregation of royalties, Captisol, and contract revenue and income (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Royalties
Filspari	$16,839	$9,078	$41,728	$20,957
Kyprolis	10,489	11,619	24,273	25,145
Capvaxive	3,801	3,206	8,086	6,341
Ohtuvayre	3,704	2,717	10,835	6,213
Rylaze	3,534	3,557	9,956	9,540
Teriparatide injection	1,325	2,632	4,116	6,121
Vaxneuvance	1,070	2,039	4,031	5,967
Other	6,665	5,313	14,695	11,548
Revenue from intangible royalty assets	47,427	40,161	117,720	91,832
Ojemda	7,002	—	7,002	—
Qarziba	5,952	5,976	18,401	17,303
Vabysmo	3,578	—	3,578	—
Ohtuvayre inventors	3,251	—	9,592	—
Miplyffa	1,675	—	1,675	—
Other	1,399	449	3,306	1,337
Income from financial royalty assets	22,857	6,425	43,554	18,640
Total royalties	70,284	46,586	161,274	110,472

Captisol	7,946	10,672	24,578	32,419
Contract revenue and income
Income from Pelthos Transaction	—	53,072	—	53,072
Contract revenue	341	131	3,134	6,441
Income	175	5,000	5,175	6,017
Total contract revenue and income	516	58,203	8,309	65,530
Total revenues and income	$78,746	$115,461	$194,161	$208,421
Restricted Cash
Cash accounts subject to restrictions on their use are classified as restricted cash. Restricted cash is classified as current if the restrictions are expected to lapse or the funds are expected to be used within the next twelve months.
The restricted cash balance is restricted for use in connection with certain obligations under the Generation Bio merger agreement and Generation Bio CVR agreement, lease payments under Lease Agreement between HilleVax, Inc. and B9 LS Harrison & Washington LLC, dated March 14, 2022 (the “Boston Lease”) that XOMA acquired in its 2025 acquisition of HilleVax, Inc., tax reserve matter expenses and the additional closing net cash amount under the LAVA purchase agreement and LAVA CVR agreement, and obligations under the Metabasis CVR agreement.

There was no restricted cash as of December 31, 2025. Restricted cash as of September 30, 2026 consisted of the following (in thousands):

September 30, 2026
Current restricted cash held for Boston Lease payments	$4,059
Current restricted cash held for Metabasis CVR payments	53
Total current restricted cash	4,112

Noncurrent restricted cash held for Boston Lease payments	34,950
Noncurrent restricted cash held for LAVA CVR payments	6,738
Noncurrent restricted cash held for Boston Lease security deposit	1,633
Total noncurrent restricted cash	43,321
Total restricted cash	$47,433
Short-term Investments
The following table summarizes the various categories of our short-term investments at September 30, 2026 and December 31, 2025 (in thousands):

September 30, 2026	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Government Agencies	$109,368	$—	$(696)	$108,672
Corporate notes/bonds	101,483	—	(514)	100,969
U.S. Treasuries	74,505	—	(407)	74,098
Commercial paper	32,989	—	(94)	32,895
Corporate equity securities	21,905	56,802	(3,904)	74,803
Total short-term investments	$340,250	$56,802	$(5,615)	$391,437

December 31, 2025
U.S. Government Agencies	$175,780	$89	$(38)	$175,831
Corporate notes/bonds	124,249	98	(52)	124,295
U.S. Treasuries	113,055	137	(4)	113,188
Commercial paper	74,473	21	(8)	74,486
Corporate equity securities	15,733	58,852	(3,791)	70,794
Total short-term investments	$503,290	$59,197	$(3,893)	$558,594
(Loss) gain from short-term investments in our condensed consolidated statements of operations includes both realized and unrealized losses and gains from our short-term investments in corporate equity securities and realized losses and gains from available-for-sale debt securities. The cost of available-for-sale debt securities sold is determined using the specific identification method.
The following table summarizes our available-for-sale debt securities by contractual maturity (in thousands):

	September 30, 2026
	Amortized Cost	Fair Value
Within one year	$191,989	$191,377
After one year through five years	126,356	125,257
Total	$318,345	$316,634
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
We held a total of 125 investments that were in an unrealized loss position with $1.7 million of unrealized losses as of September 30, 2026. We believe that we will collect the principal and interest due on our debt securities that have an amortized cost in excess of fair value. The unrealized losses are largely due to changes in interest rates and not due to unfavorable changes in the credit quality associated with these securities that impacted our assessment of collectability of principal and interest. As of September 30, 2026, we did not intend to sell these securities, and it was not more likely than not that we would be required to sell them before recovery of their amortized cost basis. No credit losses were recognized for the three and nine months ended September 30, 2026 and 2025.
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
During the three months ended September 30, 2026 and 2025, we considered the current and expected future economic and market conditions and determined that increases of $0.3 million and $0.3 million, respectively, were required in the allowance for credit losses. During the nine months ended September 30, 2026 and 2025, we considered the current and expected future economic and market conditions and determined that increases of $0.3 million and $0.4 million, respectively, were required in the allowance for credit losses.
Inventory
Inventory, which consists of finished goods (Captisol), is stated at the lower of cost or net realizable value. We determine cost using the specific identification method. We analyze our inventory levels periodically and write down inventory to net realizable value if it has become obsolete, has a cost basis in excess of its expected net realizable value or is in excess of expected requirements. There was no obsolete inventory charge recorded during the three and nine months ended September 30, 2026 and 2025. In addition to finished goods, as of September 30, 2026 and December 31, 2025, inventory included prepayments of $1.6 million and $2.1 million, respectively, to our supplier for Captisol.
Goodwill and Intangible Assets, Net
Goodwill and other identifiable intangible assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Indefinite-lived intangible assets
Goodwill	$207,860	$101,541
Definite-lived intangible assets
Complete technology	29,619	29,619
Less: accumulated amortization	(22,239)	(20,809)
Trade name	2,642	2,642
Less: accumulated amortization	(2,076)	(1,976)
Customer relationships	29,600	29,600
Less: accumulated amortization	(23,262)	(22,144)
Contractual relationships	463,000	360,000
Less: accumulated amortization	(175,245)	(151,494)
Total definite lived intangible assets	302,039	225,438
Total goodwill and other identifiable intangible assets, net	$509,899	$326,979
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
The gross carrying value of a financial royalty asset consists of the opening balance, or net purchase price for a new financial royalty asset, which is increased by accrued interest income (except for assets under the non-accrual method) and decreased by cash receipts during the period to arrive at the ending balance.
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
The short-term portion of financial royalty assets represents an estimate for royalty receipts earned as of the reporting date, which are normally collected during the subsequent quarter.
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
Derivative Assets
As of September 30, 2026, all our derivative assets are warrants and options that are not used for risk management purposes. For additional information, see Note 4, Investment Transactions.
As a result of our early adoption of ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606) (“ASU 2025-07”), certain assets previously accounted for as derivatives qualified for a new derivative scope exception introduced by ASU 2025-07, and are now accounted for as financial royalty assets effective January 1, 2025. Such assets include (1) our rights in future milestone and royalty payments from Agenus partner programs, (2) rights to receive from Primrose Bio 50% of milestone payments on certain contracts previously entered into by Primordial Genetics (“Primrose mRNA”), and (3) the Castle Creek Milestone (as defined in Note 4, Investment Transactions). For additional information, see Note 5, Financial Royalty Assets, net.

All derivatives are measured at fair value in the condensed consolidated balance sheets. Derivative assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Agenus PIPE Series A Warrant	$1,591	$—
LeonaBio Warrants	179	—
Total current derivative assets(1)	$1,770	$—

Orchestra Warrant	$10,323	$3,799
Agenus Warrant(2)	6,087	1,322
Castle Creek Warrants	5,650	4,989
AvenCell embedded derivative	2,638	—
Agenus PIPE Series B Warrant	2,389	—
Pelthos Conversion Option	1,535	3,432
Arecor Warrant	581	629
LeonaBio Warrants	—	1,461
Total noncurrent derivative assets	$29,203	$15,632
(1) Current derivative assets are included within other current assets in the condensed consolidated balance sheets.
(2) In connection with the entry into the Purchase and Sale Agreement with Agenus in May 2024, Agenus issued us a five-year warrant (“Agenus Warrant”) to purchase 867,052 shares of its common stock, at an exercise price equal to $17.30. On December 22, 2025, we entered into an amendment to the Purchase and Sale Agreement with Agenus reducing the Agenus Warrant exercise price from $17.30 to $7.50. The fair value of the Agenus Warrant is determined using a Black-Scholes model. The following assumptions were used as of September 30, 2026 and December 31, 2025, respectively: expected term of 2.7 years and 3.4 years, volatility of 111% and 97%, risk-free rate of 4.9% and 3.6%, Agenus stock price of $9.93 and $3.14.
Gains on changes in the fair value of warrants and options of $8.5 million and $9.1 million were recognized in other non-operating income (expense), net, for the three and nine months ended September 30, 2026, respectively. Losses on change in the fair value of warrants and options of $0.7 million and $0.1 million were recognized in other non-operating income (expense), net, for the three and nine months ended September 30, 2025, respectively.
Equity Method Investments
We account for investments in entities over which we have significant influence using the equity method of accounting. Under this method the investment is initially recorded at cost and subsequently adjusted for our share of the investee’s earnings or losses and any dividends received, unless the fair value option under ASC 825-10 is elected. Such selection is made on an instrument-by-instrument basis and is irrevocable.
Equity method investments for which we have elected the fair value option are measured at fair value, with changes in fair value recognized in earnings each reporting period and presented as gain (loss) from change in fair value of equity method investments and other investments in our condensed consolidated statements of operations. We elected the fair value option for our equity method investment in Pelthos. The election was made to simplify the accounting and reporting process, as Pelthos is a publicly traded entity with a readily available market price. We also elected the fair value option for our 25% equity method investment in RemainCo, acquired in the XOMA Acquisition (see Note 2). The election was made to provide a more relevant measure of the investment given the nature of the underlying litigation-related assets.
Equity method investments for which the we have not elected the fair value option are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Any impairment of equity method investments is presented as gain (loss) from change in fair value of equity method investments and other investments in our condensed consolidated statements of operations. These equity method investments are reviewed for indicators of impairment at each reporting period and are written down to fair value if there is evidence of a loss in value that is other‑than‑temporary. We did not elect the fair value option for our equity method investments in Primrose Bio or AvenCell. There was no impairment of our equity method investment in Primrose Bio during the three and nine months ended September 30, 2026 and 2025, or of our equity method investment in AvenCell during the three and nine months ended September 30, 2026.
The equity method investment in Primrose Bio is adjusted for our share of the investee’s earnings or losses and for any dividends received. Our share of Primrose Bio’s earnings or losses is presented within other non‑operating income (expense), net, in our condensed consolidated statement of operations. We do not record our share of the investee’s losses once the investment balance has been reduced to zero. We resume recognition of our share of the investee’s earnings only after previously unrecognized losses have been recovered. As of December 31, 2024, the equity method investment in Primrose Bio had been written down to zero. We have no outstanding advances, guarantees, or commitments to fund Primrose Bio’s losses. Therefore, our proportionate share of Primrose Bio’s net loss for the three and nine months ended September 30, 2026 and 2025 was not recorded. We owned 27.3% and 31.5% of Primrose Bio’s outstanding equity as of September 30, 2026 and December 31, 2025, respectively.
We have significant influence over AvenCell, primarily through our right to designate one member of AvenCell’s board of directors and our ownership of AvenCell Series C-1 preferred stock, which we concluded is in-substance common stock. Accordingly, the equity method investment in AvenCell is adjusted for our share of the investee’s earnings or losses and for any dividends received. Our share of AvenCell’s earnings or losses is presented within other non-operating income (expense), net, in our condensed consolidated statement of operations. We do not record our share of the investee’s losses once the investment balance has been reduced to zero. We resume recognition of our share of the investee’s earnings only after previously unrecognized losses have been recovered. As of September 30, 2026, the equity method investment in AvenCell was $3.2 million. Other than the contingent funding commitments described in Note 4, Investment Transactions, we have no outstanding advances, guarantees, or commitments to fund AvenCell’s losses. We owned 10.7% of AvenCell’s outstanding equity as of September 30, 2026. We also hold the Series C-2 Warrant of AvenCell (the “AvenCell Series C-2 Warrant”), which is presented within other investments (see Other Investments below).
Other Investments
Other investments represent our investments in equity securities and equity-linked instruments of third parties that are not accounted for under the equity method and over which we do not have control, including the AvenCell Series C-2 Warrant, an equity-linked instrument of AvenCell, an investee over which we have significant influence. Our equity securities and equity-linked instruments that do not have a readily determinable or estimable fair value are measured using the measurement alternative in accordance with ASC 321, which is cost less impairment, if any, adjusted for observable price changes in orderly transactions for the identical or similar investment of the same issuer. Any impairment or upward or downward adjustment recognized during the period is presented as gain (loss) from change in fair value of equity method investments and other investments in our condensed consolidated statements of operations.
Our investment in Pelthos Series A preferred shares has a readily determinable fair value and is measured at fair value, with changes in fair value recognized as (loss) gain from change in fair value of equity method investments and other investments in our condensed consolidated statements of operations. For additional information, see Note 3, Pelthos Transaction.
Other investments consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Pelthos Series A convertible preferred shares	$72,018	$106,262
Equity securities in Primrose Bio	10,056	6,531
InvIOs investment	4,500	4,500
Pelthos loan receivable	6,083	4,158
Equity securities in Zerion	1,253	—
AvenCell Series C-2 Warrant	569	—
Total other investments	$94,479	$121,451
During the three and nine months ended September 30, 2026, we recognized losses from changes in the fair value of our Pelthos Series A preferred shares of $24.9 million and $34.2 million, respectively. During each of the three and nine months ended September 30, 2025, we recognized a gain from the change in fair value of our Pelthos Series A preferred shares of $52.8 million.
Other Assets
Other assets consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Right-of-use assets	$20,509	$7,223
Property and equipment, net	3,709	3,571
Other	2,927	1,788
Total other assets	$27,145	$12,582

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Royalties owed to third parties	$16,040	$16,202
Compensation	7,595	6,388
Professional fees	4,802	1,997
Value-added tax	2,411	1,753
Subcontractor	1,756	1,756
Accrued interest	1,725	1,307
Customer deposit	621	621
Other	715	1,429
Total accrued liabilities	$35,665	$31,453
Contingent Liabilities
As part of the acquisition of XOMA Royalty Corporation on July 14, 2026, we assumed certain CVRs and other contingent payment obligations associated with XOMA’s prior acquisitions. CVRs were issued to former shareholders of HilleVax, LAVA, Generation Bio, Turnstone, and Kinnate in connection with XOMA’s acquisition of each of these companies. These obligations principally relate to future distributions of lease-related proceeds, security deposits, tax reserve amounts, closing net cash adjustments and specified milestone payments under the HilleVax, LAVA, Generation Bio, Turnstone, Pulmokine, and Kinnate arrangements. We recorded the estimated fair value of these assumed obligations as part of the preliminary purchase price allocation in accordance with ASC 805, Business Combinations. Following the acquisition date, these obligations are remeasured at fair value at each reporting date throughout the terms of the related arrangements, with changes recognized in fair value adjustments to contingent liabilities in the condensed consolidated statements of operations.
In connection with the acquisition of CyDex in January 2011, we recorded a contingent liability for amounts potentially due to holders of the CyDex CVRs and former license holders. The liability is periodically assessed based on events and circumstances related to the underlying milestones, royalties and material sales.
In connection with the acquisition of Metabasis in January 2010, we issued four tradable CVRs for each outstanding Metabasis share. Two of the CVRs remained outstanding as of September 30, 2026. The outstanding Metabasis CVRs entitle holders to cash payments as cash is received from the sale or partnering of certain Metabasis drug development programs and upon the occurrence of certain other triggering events.
The CyDex and Metabasis CVR liabilities are remeasured at fair value at each reporting date throughout the terms of the related arrangements, with changes recognized in fair value adjustments to contingent liabilities in the condensed consolidated statements of operations. See Note 6, Fair Value Measurements, for additional information.
Other Long-Term Liabilities
Other long-term liabilities consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Unrecognized tax benefits	$17,285	$16,588
Other long-term liabilities	32	41
Total other long-term liabilities	$17,317	$16,629
As of September 30, 2026, we had $17.3 million of unrecognized tax benefits, included in other long-term liabilities, compared with $16.6 million as of December 31, 2025. We recognize a tax position only if it is more likely than not to be sustained upon examination based on its technical merits. The ultimate resolution may differ materially from our current estimate of the liability, and any difference, together with related interest and penalties, will be recorded in the provision for income taxes in the period it is determined.
Share-Based Compensation
Share-based compensation expense for awards to employees and non-employee directors is a non-cash expense and is recognized on a straight-line basis over the vesting period. The following table summarizes share-based compensation expense recorded as components of research and development expenses and general and administrative expenses for the periods indicated (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
Equity settled awards:	2026	2025	2026	2025
Research and development	$1,286	$1,230	$3,313	$3,089
General and administrative	16,895	13,516	39,117	29,490
Share-based compensation, Ligand	18,181	14,746	42,430	32,579
Settlement of XOMA employee RSUs(1)	10,845	—	10,845	—
Total share-based compensation	29,026	14,746	53,275	32,579
(1) Included in general and administrative expenses in our condensed consolidated statements of operations. Represents the portion of the settlement attributable to the post-combination service period.
The fair value for options that were awarded to employees and directors was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.4%	3.7%	3.7%	4.0%
Dividend yield	—	—	—	—
Expected volatility	42.7%	40.0%	42.3%	45.4%
Expected term (years)	4.5	4.1	4.2	4.2
A limited amount of performance-based restricted stock units contain a market condition based on our relative total shareholder return ranked on a percentile basis against the Nasdaq Biotechnology Index over a three-year performance period, with a range of 0% to 200% of the target amount granted to be issued under the award. Share-based compensation cost for these awards is measured using the Monte Carlo simulation valuation model and is not adjusted for the achievement, or lack thereof, of the performance conditions.
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
Potentially dilutive common shares consist of shares issuable under the 2030 Notes (as defined below), 2031 Notes (as defined below), warrants issued in connection with the 2030 Notes, warrants issued in connection with the 2031 Notes, stock options, restricted stock, and performance stock awards. The 2030 Notes and 2031 Notes are considered to be Instrument C, under which we must settle the accreted value of the debt instrument in cash upon conversion and may choose to settle the conversion spread in cash, shares, or a combination of cash and shares. The dilutive effect of Instrument C is limited to the conversion spread, which is included in the calculation of diluted earnings per share under the if-converted method, assuming the spread is settled in shares, to the extent dilutive. The warrants are included in diluted earning per share using the treasury stock method and will have a dilutive effect to the extent the average market price per share of common stock during the period exceeds the applicable exercise price of the warrants.
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
The following table presents the calculation of weighted average shares used to calculate basic and diluted earnings per share (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Weighted average shares outstanding:	19,962	19,578	19,970	19,367
Dilutive potential common shares:
Restricted stock and performance stock awards	—	337	354	260
Stock options	—	714	1,074	543
2030 Convertible Senior Notes	—	—	420	—
Warrant related to the 2030 Notes	—	—	4	—
Shares used to compute diluted (loss) income per share	19,962	20,629	21,822	20,170

Potentially dilutive shares excluded from calculation due to anti-dilutive effect:
Restricted stock and performance stock awards	390	—	19	58
Stock options	1,229	447	195	797
2030 Convertible Senior Notes	805	733	—	247
2031 Convertible Senior Notes	274	—	384	—
Warrant related to the 2030 Notes	2,349	2,361	2,357	796
Warrant related to the 2031 Notes	2,094	—	1,404	—
Anti-dilutive shares	7,141	3,541	4,359	1,898
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
Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures. This update requires public entities to provide additional disaggregated expense disclosures in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact that this guidance will have on our disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the applicability of interim reporting guidance and consolidates certain interim disclosure requirements from other ASC topics. ASU 2025-11 is effective for interim periods within fiscal years beginning after December 15, 2027, for public business entities, with early adoption permitted. We are currently evaluating the impact that this guidance will have on our disclosures.
We have reviewed other recently issued accounting pronouncements and do not expect their adoption to have a material impact on our condensed consolidated financial statements or related disclosures.
2. XOMA Acquisition
On July 14, 2026, we completed our previously announced acquisition of XOMA Royalty Corporation (“XOMA Royalty”) under an Agreement and Plan of Merger, dated April 27, 2026, as amended on May 16, 2026. Following XOMA Royalty’s holding company reorganization our wholly owned subsidiary merged with and into XOMA Royalty Holdings Corporation (“HoldCo”), and HoldCo survived as our wholly owned subsidiary (the “XOMA Acquisition”). The preliminary purchase price of $887.0 million included $833.5 million of cash consideration paid upon acquisition, consisting of $691.7 million paid at $39.00 per share in cash for all outstanding XOMA Royalty common stock, $114.6 million to repay XOMA’s outstanding credit facility with Blue Owl (the “Blue Owl Loan”) and $27.2 million of XOMA transaction costs settled at closing. The remaining $53.5 million of the purchase price relates to the settlement of XOMA Royalty equity awards, as described below.

The acceleration of vesting of XOMA Royalty equity awards required us to allocate the fair value of equity attributable to pre-combination service to the purchase price, with the remaining amount considered post-combination expense. We paid $53.5 million in cash for equity compensation attributable to pre-combination services, including payroll taxes, which is reflected as a component of the total purchase price paid of $887.0 million. The total value of the equity awards settled was $64.3 million, of which $10.8 million was attributed to post-combination service and is recognized as compensation expense in general and administrative expenses.
XOMA Royalty was a biotechnology royalty aggregator. We acquired 100% of the voting equity interests of HoldCo through the merger, and obtained control on July 14, 2026. We completed the XOMA Acquisition to strengthen our royalty portfolio. It adds seven commercial products, 14 late-stage development programs, and more than 100 additional assets in various stages of development. Prior to the closing, XOMA Royalty effected the holding company reorganization, in which (i) XOMA Royalty converted into XOMA Royalty LLC (“RemainCo”), which retained the rights to potential proceeds from certain litigation against Janssen (the “Janssen litigation”), and (ii) all other XOMA Royalty business assets were transferred to HoldCo, which retained a 25% interest in RemainCo. The remaining 75% interest in RemainCo is held by a trust on behalf of former XOMA Royalty stockholders through CVRs, equity award holders and warrant holders. Through our acquisition of HoldCo, we acquired 25% interest in RemainCo. We have no obligation to make payments to CVR holders, and accordingly no consideration was recognized for the CVRs. The results of XOMA Royalty have been included in our condensed consolidated financial statements since July 14, 2026. Our Current Report on Form 8-K filed on July 14, 2026 reported the completion of the XOMA Acquisition. Amendment No. 1 to that report, filed on Form 8-K/A on September 2, 2026 (the “8-K/A”), includes (i) the audited consolidated financial statements of XOMA Royalty as of and for the year ended December 31, 2025 (incorporated by reference to XOMA Royalty’s Annual Report on Form 10-K filed on March 18, 2026), (ii) the unaudited condensed consolidated financial statements of XOMA Royalty as of and for the six months ended June 30, 2026, and (iii) unaudited pro forma combined financial information, in each case as required by Items 9.01(a) and 9.01(b) of Form 8-K.
The acquisition-date fair value of the consideration transferred was $887.0 million (in thousands):

Cash paid for outstanding XOMA Royalty common stock ($39.00 per share)	$691,682
XOMA Blue Owl Loan repayment	114,621
Cash paid for equity awards attributable to pre-combination service, including payroll taxes	53,478
XOMA transaction costs settled at acquisition	27,232
Total consideration transferred	$887,013
We repaid the Blue Owl Loan at closing because we did not legally assume it, and the lender did not consent to its assumption; the repayment is therefore included in the consideration transferred and no debt was assumed. XOMA’s transaction costs consist of advisory, legal and paying agent fees that became payable upon the closing; they were obligations of XOMA and its stockholders that we settled at closing, and are included in the consideration transferred. Consideration transferred does not include $68.6 million paid by XOMA from its own cash immediately before the closing to settle its Series A and Series B preferred shares, and the cash we acquired is net of that payment. Our own acquisition-related costs are expensed as incurred, as discussed below.
The following table summarizes the preliminary purchase price allocation to the assets acquired and liabilities assumed at July 14, 2026 (in thousands):

Cash and cash equivalents	$2,916
Restricted cash	47,767
Short-term investments	782
Accounts receivable, net	200
Receivable due from RemainCo	21,780
Derivative assets	523
Financial royalty assets: short term	18,365
Financial royalty assets: long term	560,200
Intangible assets	103,000
Equity-method investment	13,700
Operating lease right-of-use assets	14,781
Deferred tax assets	54,582
Other assets	1,509
Total identifiable assets acquired	840,105
Accounts payable and accrued liabilities	(3,517)
Operating lease liabilities	(21,997)
Contingent liabilities	(30,009)
Deferred tax liability	(3,888)
Total liabilities assumed	(59,411)
Net identifiable assets acquired	780,694
Goodwill	106,319
Net assets acquired	$887,013
The purchase price allocation reflects our preliminary valuations of the acquired financial royalty assets, the acquired intangible assets, the equity-method investment in RemainCo and the contingent liabilities assumed, including the HilleVax CVR obligation, and our determination of the tax bases of the assets acquired and liabilities assumed and the related deferred income taxes. The valuations of financial royalty assets, intangible assets and program-related contingent consideration obligations were determined, with the assistance of third-party valuation specialists for the significant units of account, using discounted cash flow models based on risk-adjusted partner sales forecasts, probabilities of technical and regulatory success, and discount rates ranging from 10% to 20%. The allocation remains subject to adjustment during the measurement period, which will not exceed one year from the acquisition date, if we obtain new information about facts and circumstances that existed as of July 14, 2026. We will record any measurement period adjustments in the period in which they are determined. We did not record any measurement period adjustments during the three months ended September 30, 2026.
Restricted cash of $47.8 million includes approximately $40.8 million held in a segregated account to satisfy remaining payments under the Boston Lease that XOMA acquired in its 2025 acquisition of HilleVax, Inc. and amounts payable to HilleVax contingent value rights holders and amounts held for obligations related to XOMA’s prior Generation Bio and LAVA transactions and certain tax reserve matters. The equity-method investment represents HoldCo’s 25% interest in RemainCo, for which we elected the fair value option. The receivable due from RemainCo of $21.8 million represents the amount of cash in RemainCo bank account that was remitted to us on July 15, 2026, net of the amounts of certain Ligand obligations that were settled by RemainCo on our behalf. The operating lease right-of-use asset of $14.8 million and operating lease liability of $22.0 million relate to the Boston Lease; we measured the lease as if it commenced on the acquisition date using our incremental borrowing rate of 5.2%, and the right-of-use asset value reflects an adjustment for the unfavorable terms of the lease relative to the market rate indicated by the related more recent sublease arrangement.
As of July 14, 2026, the acquisition date, the fair value of the acquired financial royalty assets was $578.6 million, of which $18.4 million was classified as short-term. The acquired financial royalty assets consisted of the following (in thousands):

	Short-term	Long-term	Total
Ojemda	$3,003	$234,800	$237,803
Vabysmo	13,355	128,400	141,755
Miplyffa	1,413	38,300	39,713
Ixinity	594	5,300	5,894
Financial royalty assets, effective interest rate method	18,365	406,800	425,165
Volixibat	—	$38,400	38,400
Osavampator	—	30,800	30,800
REC-4881	—	30,700	30,700
Twist programs	—	20,500	20,500
Other	—	33,000	33,000
Financial royalty assets, non-accrual method	—	153,400	153,400
Total financial royalty assets	$18,365	$560,200	$578,565
The financial royalty assets represent rights to receive royalties and milestone payments on products and programs of third-party partners that XOMA acquired from third parties, and are accounted for as financial assets. They were recorded at fair value at the acquisition date. Consistent with the policy described in Note 1, Basis of Presentation and Summary of Significant Accounting Policies, financial royalty assets related to commercial products for which future cash flows can be reliably estimated (Ojemda, Vabysmo, Miplyffa and Ixinity) are accounted for using the prospective effective interest method, and those related to development-stage or recently commercialized products, for which cash flows cannot be reliably estimated, are accounted for on a non-accrual basis. The fair values of the financial royalty assets were determined using discounted cash flow models based on forecasted partner product sales, contractual royalty rates and milestones, probabilities of technical and regulatory success, and risk adjusted discount rates. The short-term portion of financial royalty assets represents an estimate for royalty receipts earned as of the reporting date, which are normally collected during the subsequent quarter.
As of July 14, 2026, the fair value of the acquired intangible assets was $103.0 million. The intangible assets are subject to amortization and consisted of the following (in thousands, except useful life):

	Fair value	Useful Life (years)
Mezagitamab	$41,500	14
Ersodetug	24,600	13
Anti-TL1A	16,400	8
Kinnate programs	5,500	6
Ficlatuzumab	5,100	12
Rilvegostomig	3,900	4
Cetrelimab	3,700	10
Phage display library	2,300	10
Total intangible assets	$103,000
The weighted-average amortization period is approximately 11.7 years. The acquired intangible assets were classified as contractual relationship intangible assets and represent contract-based rights to receive royalties and milestone payments under XOMA’s out-licensing arrangements with its partners. We do not intend to be actively involved in the development of these partnered programs. The intangible assets are finite-lived and are amortized over their estimated useful lives using the straight-line method with no residual value. The fair value of the Rilvegostomig right was determined using a probability-weighted analysis of expected buyout payments and the remaining intangible assets were valued using the discounted cash flow approach described above.
Contingent liabilities of $30.0 million were recognized at the acquisition date and relate to contingent consideration obligations of XOMA that we assumed, consisting of the following (in thousands):

Obligation	Description	Fair value
HilleVax CVR	Obligations to former HilleVax, Inc. stockholders under a CVR related to the Boston Lease and sublease	$14,469
LAVA CVR	Cash withheld in XOMA’s acquisition of LAVA to pay related taxes and professional fees, and receipts related to the excess net cash distribution received subsequent to the initial excess net cash distribution	6,740
Program-related obligations:
BioInvent	$10.0 million milestone payable to BioInvent upon FDA approval of mezagitamab	3,200
Kinnate CVR - Kinnate programs	Amounts payable to former Kinnate CVR holders at 85% of the proceeds XOMA receives from the Kinnate programs during from April 2024 to April 2029	3,600
Kinnate CVR - exarafenib	Amounts payable to former Kinnate CVR holders at 100% of an exarafenib Phase 3 milestone if achieved by April 2029	1,900
Other		100
Total program-related obligations		8,800
Total contingent liabilities		$30,009
The program-related obligations were measured at fair value using probability-weighted discounted cash flow models. The HilleVax CVR obligation was measured by discounting expected payments of approximately $16.5 million. These obligations are remeasured to fair value each reporting period, with changes recognized in fair value adjustments to contingent liabilities in the condensed consolidated statements of operations (see Note 6, Fair Value Measurements).
The $106.3 million of goodwill represents the excess of the purchase price over the preliminary fair value of the assets acquired and liabilities assumed. It is attributable primarily to the assembled workforce and institutional knowledge of XOMA, expected diversification benefits to our royalty portfolio, access to existing and future partner relationships, program rights to which no separate value was assigned, and expected cost synergies from eliminating public-company costs and operating the acquired portfolio within our existing infrastructure. All of the goodwill was assigned to our single reportable segment and none of it is expected to be deductible for tax purposes. We recorded deferred tax assets of $54.6 million and deferred tax liabilities of $3.9 million primarily related to net operating losses and Section 174 capitalized R&D assets, partially offset by fair value adjustments to intellectual property and financial royalty assets. The transaction did not result in a valuation allowance on our existing deferred tax assets.
We incurred acquisition-related costs of $14.2 million and $19.1 million for the three and nine months ended September 30, 2026, respectively, which were expensed as incurred and are included in general and administrative expenses. These costs exclude XOMA transaction costs of $27.2 million settled by us at closing, which are included in the consideration transferred. Post-combination compensation expense for the accelerated equity awards, of $10.8 million, was recognized in general and administrative expenses in the three and nine months ended September 30, 2026.
XOMA Royalty contributed $12.6 million of revenue and income and $22.1 million of net loss to our condensed consolidated statements of operations for the period from July 14, 2026 through September 30, 2026.
The following unaudited pro forma information presents our combined results as if the XOMA Acquisition had occurred on January 1, 2025:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues and income	$81,138	$129,850	$225,655	$259,894
Net income (loss)	$(18,800)	$134,971	$767	$82,737
The unaudited pro forma information gives effect to amortization of acquired intangibles, adjustments to royalty asset income under the fair value basis, interest expense on the 2031 Convertible Notes issued to fund a portion of the purchase price, the elimination of interest expense on the repaid Blue Owl Loan, and related tax effects. It also reflects the following material nonrecurring adjustments moved to the earliest period presented: acquisition-related costs, as disclosed above, $7.6 million of severance expenses, and the $10.8 million of post-combination compensation expense from accelerated equity awards. The pro forma information is not necessarily indicative of the results that would have been achieved had the acquisition occurred on that date, or of future results. The pro forma financial information included in the 8-K/A was prepared in accordance with Article 11 of Regulation S-X as of and for the six months ended June 30, 2026 and the year ended December 31, 2025, and therefore reflects different periods, dates and adjustments than the supplemental pro forma information presented above, which is presented in accordance with ASC 805, Business Combinations. The 8-K/A is not incorporated by reference into, and does not form part of, this Quarterly Report.
3. Pelthos Transaction
In July 2025, we closed our definitive merger agreement to combine our wholly owned subsidiary, LNHC, Inc., the holding company for the Pelthos Therapeutics business, with CHRO Merger Sub Inc., a wholly owned subsidiary of Channel Therapeutics Corporation (“Channel”). Upon the effectiveness of the merger, LNHC, Inc. became a wholly owned subsidiary of Channel, and Channel changed its name to “Pelthos Therapeutics Inc.” (“Pelthos”) and began trading on the NYSE American exchange under the ticker symbol “PTHS.” We received shares of Pelthos common stock in connection with the merger. The merger was supported by approximately $50.0 million in equity private placement capital raised from a group of strategic investors (including us) led by Murchinson Ltd.
In connection with the Pelthos Transaction we also invested $18.0 million and the other strategic investors invested $32.0 million in Pelthos in exchange for shares of Pelthos’ Series A convertible preferred stock. Out of the $18.0 million we invested, $12.7 million was invested by us prior to the closing of the Pelthos Transaction in the form of an intercompany loan. In connection with the closing of the Pelthos Transaction, this intercompany loan was cancelled, and we contributed the remaining $5.3 million to Pelthos. The transactions described herein are collectively referred to as the “Pelthos Transaction.” As of September 30, 2026, we owned approximately 38% of Pelthos’ outstanding shares of common stock and approximately 67% of its outstanding shares of Series A convertible preferred stock. As of December 31, 2025, we owned approximately 48% of Pelthos’ outstanding shares of common stock and approximately 60% of its outstanding shares of Series A convertible preferred stock. Our ownership interest in Pelthos common stock is capped at 49.9% pursuant to the terms of the definitive agreements governing the Pelthos Transaction.
Our CEO and director, Todd Davis, also served as a director on Channel’s board of directors. Mr. Davis did not participate in, and recused himself from, both boards’ consideration and approval of the Pelthos Transaction, which, in our case, was approved by our Strategic Transaction Committee. Upon the consummation of the Pelthos Transaction, Mr. Davis and Richard Baxter, our Senior Vice President of Investment Operations, were appointed to Pelthos’ board of directors. As of September 30, 2026, Mr. Davis and Mr. Baxter continue to serve as members on Pelthos’ board of directors.
We recorded our Pelthos Series A convertible preferred shares and Pelthos common shares within other investments and equity method investments, respectively, in our condensed consolidated balance sheets, and elected to subsequently measure these investments under the fair value option. Changes in fair value are recognized in earnings each reporting period and presented as gain (loss) from change in fair value of equity method investments and other investments in our condensed consolidated statements of operations (in thousands).

	Pelthos Series A preferred shares	Pelthos common shares	Total
Fair value on December 31, 2025	$106,262	$46,500	$152,762
Change in fair value	(34,244)	(14,985)	(49,229)
Fair value on September 30, 2026	$72,018	$31,515	$103,533
On July 10, 2025, Pelthos commercially launched Zelsuvmi. We are entitled to a 13% royalty on worldwide sales of Zelsuvmi.
4. Investment Transactions
Sydnexis: Q3 2026
On September 21, 2026, we entered into a royalty purchase agreement with Sydnexis Product Sub 1, LLC (“Sydnexis”) pursuant to which we acquired 100% of certain royalty and milestone payment rights related to SYD-101 under an existing license and commercialization agreement between Sydnexis and Santen SA (“Santen”) for $23.0 million. The acquired rights include a tiered low-double-digit to high-teens royalty on annual net sales, certain future regulatory and commercial milestones payable by Santen.
We accounted for the acquired royalty and milestone payment rights as a financial royalty asset under ASC 310, Receivables. The financial royalty asset was initially recognized based on the consideration allocated to it and is initially accounted for on a non-accrual basis until management is able to reliably estimate the future cash flows. The financial royalty asset is evaluated for expected credit losses under ASC 326, Financial Instruments – Credit Losses.

AvenCell Therapeutics: Q3 2026
On September 17, 2026, we entered into a Series C Preferred Stock Purchase Agreement with AvenCell Therapeutics, Inc. (“AvenCell”) pursuant to which we purchased shares of AvenCell Series C-1 preferred stock for $3.0 million and committed to purchase additional shares for up to $3.0 million.
On the same date, we entered into a Purchase and Sale Agreement with AvenCell (the “AvenCell Purchase and Sale Agreement”) pursuant to which we paid $6.0 million in exchange for a mid single-digit to low double-digit royalty on worldwide annual net sales of all current and future AvenCell pipeline assets (the “AvenCell Royalty Rights”), and assumed an obligation to pay additional $10.0 million upon a certain predetermined clinical milestone. In connection with the transaction, we also received a warrant to purchase shares of AvenCell Series C-2 preferred stock (the “AvenCell Warrant”). In addition to it, we have options to acquire incremental royalty rights for an additional up to $25.0 million investment, part of which is subject to AvenCell agreement.
The Series C Preferred Stock Purchase Agreement and the AvenCell Purchase and Sale Agreement were negotiated concurrently with the same counterparty. Because other investors participated in the Series C-1 financing at the same price per share, we accounted for the two agreements separately and concluded that the consideration for each reflects its fair value. We accounted for each transaction as an asset acquisition. The total cost of both transactions, including $0.7 million of capitalized transaction costs, was $9.7 million, of which $3.2 million was attributed to the Series C-1 preferred stock and $6.5 million to AvenCell Purchase and Sale Agreement. The latter was allocated based on relative fair values as follows: $3.3 million to AvenCell Royalty Rights, $2.6 million to AvenCell embedded derivative and $0.6 million to AvenCell Warrant.
We account for $10.0 million contingent consideration in accordance with ASC 450, Contingencies, and will recognize a liability when the contingency is resolved, and the liability becomes payable. No contingent consideration was recognized as of September 30, 2026.
Under ASC 323, Investments – Equity Method and Joint Ventures, we concluded that the Series C-1 preferred stock is in-substance common stock and that we have significant influence over AvenCell through our right to designate a member of its board of directors. Accordingly, the Series C-1 preferred stock is accounted for under the equity method in accordance with ASC 323, and is presented within equity method investments in our condensed consolidated balance sheet. We recognize our share of AvenCell’s results within other non-operating income (expense), net. As of September 30, 2026, we owned approximately 10.7% of AvenCell’s outstanding voting shares, and the carrying amount of our equity method investment in AvenCell was $3.2 million.
The AvenCell Royalty Rights are accounted for as a financial royalty asset under ASC 310, Receivables, on a non-accrual basis because future cash flows cannot be reliably estimated, and are evaluated for expected credit losses under ASC 326. They, together with the amount allocated to the related funding options, are presented within financial royalty assets, net. No research and development expense was recognized because we concluded that no substantive and genuine transfer of financial risk to us occurred under ASC 730-20.
The AvenCell Purchase and Sale Agreement contains a contingent cash payment feature that is an embedded derivative bifurcated from the agreement under ASC 815, Derivatives and Hedging. It is presented within noncurrent derivative assets in our condensed consolidated balance sheet and is subsequently remeasured to fair value at each reporting date, with changes in fair value recognized within other non-operating income (expense), net. The fair value was estimated using a discounted cash flow approach. The significant unobservable assumptions as of September 30, 2026 were the probability and timing of the contingent event that triggers the payment. The embedded derivative is classified within Level 3 of the fair value hierarchy.
The AvenCell Warrant is accounted for under ASC 321, Investments – Equity Securities, using the measurement alternative, and is presented within other investments in our condensed consolidated balance sheet.
We concluded that AvenCell is a variable interest entity and that we are not its primary beneficiary because we do not have the power to direct the activities that most significantly affect AvenCell’s economic performance. Accordingly, we do not consolidate AvenCell. As of September 30, 2026, our maximum exposure to loss associated with our involvement in AvenCell was approximately $22.7 million, consisting of the aggregate carrying amount of our interests in AvenCell of $9.7 million, a potential additional payment of $10.0 million upon achievement of a specified clinical milestone, and up to $3.0 million of additional committed equity funding.
Primrose Bio Transaction: Q3 2026
In September 2023, we completed the separation of our Pelican Expression Technology business and its merger with Primordial Genetics, Inc., which formed Primrose Bio, Inc. (“Primrose Bio”). In connection with the transaction, we received equity interests and rights to 25% of PeliCRM197 sales revenue above $3.0 million, 35% of PeliCRM197 licensing revenue, and 50% of potential development and certain commercial milestone payments under certain contracts previously entered into by Primordial Genetics. Primrose Bio equity financings during 2024 resulted in adjustments to the carrying value of our investments.
On September 16, 2026, we invested $3.4 million to acquire Primrose Bio Series C preferred stock as part of Primrose Bio’s Series C financing. The Series C preferred stock has a liquidation preference senior to Primrose Bio’s Series B and Series A preferred stock. In connection with the financing, we also invested $3.5 million to increase our share in PeliCRM197 licensing revenue from Merck’s pneumococcal vaccines from 35% to 50%.
The Series C preferred stock is accounted for under ASC 321, Investments – Equity Securities, using the measurement alternative and is presented within other investments in our condensed consolidated balance sheet. The incremental PeliCRM197 rights were recognized as a financial royalty asset under ASC 310, Receivables. The financial royalty asset is initially accounted for on a non-accrual basis until management is able to reliably estimate the future cash flows. We evaluate the financial royalty asset for expected credit losses under ASC 326, Financial Instruments – Credit Losses. The PeliCRM197 rights obtained with the 2023 transaction continue to be accounted for as contingent consideration and are recognized as the applicable contingencies are resolved.
As of September 30, 2026, our Primrose Bio equity securities had a carrying value of $10.1 million.
Orchestra Transactions: Q3 2025 and Q2 2026
On July 31, 2025, we entered into a definitive agreement to invest up to $40.0 million to support Orchestra BioMed’s late-stage, partnered cardiology programs. The initial funding consisted of a $20.0 million cash payment at closing and an additional $5.0 million to purchase shares of Orchestra’s common stock in a private placement at $2.75 per share. In exchange, we received a low double-digit royalty on the first $100.0 million of Orchestra’s annual revenues related to the AVIM therapy and Virtue SAB programs across all indications. We will also earn a mid-single-digit royalty on annual revenues exceeding $100.0 million from AVIM therapy in the uncontrolled hypertension and increased cardiovascular risk indications, as well as from Virtue SAB in coronary artery disease indications. We also received warrants to purchase shares of Orchestra’s common stock (the “Orchestra Warrant”). The transaction closed on August 4, 2025.
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
On May 1, 2026, we funded the second tranche of the Royalty Purchase Agreement by investing an additional $15.0 million. Pursuant to the terms of the original agreement, the second tranche entitled us to an additional 15/35ths portion of the royalty rights and the vesting of an additional portion of the Orchestra Warrant. Management concluded that the second tranche represents a continuation of the original arrangement. Of the $15.0 million second tranche payment, $2.7 million was allocated to the additional Orchestra Warrant and recognized as a derivative asset. The remaining $12.3 million was allocated to the research and development funding arrangement and recognized as research and development expense during the three months ended June 30, 2026.
The Orchestra Warrant is presented within noncurrent derivative assets in our condensed consolidated balance sheets. The warrant was initially recognized at fair value on August 4, 2025, upon closing of the transaction, and additional warrants were recognized at fair value on May 1, 2026 upon funding of the second tranche. The warrants are subsequently remeasured to fair value at each reporting date. The fair value of the Orchestra Warrant was estimated using the Black-Scholes option-pricing model. The significant assumptions used in the valuation as of September 30, 2026, May 1, 2026 and December 31, 2025 were as follows: expected term of 8.8 years, 9.3 years and 9.6 years, volatility of 70%, 71% and 72%, risk-free rate of 5.3%, 4.4% and 4.2%, and underlying stock price of $6.22, $3.97 and $4.15, respectively.
We accounted for the acquired royalty rights as a research and development funding arrangement under ASC 730-20, Research and Development Arrangements, because (i) Orchestra is contractually required to use our funding for the execution of the pivotal clinical study for AVIM therapy, and (ii) repayment of our funding is contingent upon the research and development activities resulting in future economic benefit. As we do not control or actively participate in the ongoing research and development activities, the funding was expensed in the period incurred.
Zerion Pharma Transaction: Q2 2026
On June 22, 2026, we invested $3.3 million in Zerion Pharma A/S (“Zerion”), consisting of $2.3 million for royalty rights and $1.0 million for ordinary shares of Zerion (the “Zerion Transaction”). In connection with the Zerion Transaction, a convertible bridge loan previously issued to Zerion in April 2026 converted into ordinary shares of Zerion upon the closing of the Zerion Transaction, resulting in the issuance of an additional $0.3 million of ordinary shares of Zerion to us. Under the royalty agreement, we are entitled to receive royalties equal to 11% of annual revenue up to $15.0 million and 1% of annual revenue above $15.0 million, subject to a minimum annual royalty payment of $0.3 million beginning in 2027.
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
LeonaBio (formerly known as Athira Pharma) Transaction: Q4 2025
On December 18, 2025, we invested $1.0 million to acquire common stock and Series A warrants to acquire common stock (“Series A Warrant”) and Series B warrants to acquire common stock (“Series B Warrant”) and together with Series A Warrant the “LeonaBio Warrants”) of LeonaBio. The common stock is accounted for as equity securities under ASC 321, Investments—Equity Securities, and is measured at fair value each reporting period, because we do not have significant influence over the investee and LeonaBio is publicly traded. The LeonaBio Warrants are accounted for as derivative assets under ASC 815, Derivatives and Hedging. These warrants were initially recognized at fair value on the transaction date and are subsequently remeasured to fair value each reporting period. The Series A Warrant and Series B Warrant are classified as current derivative assets and are presented within other current assets in our condensed consolidated balance sheet as of September 30, 2026. Of the $1.0 million total consideration, $0.7 million was allocated to the common stock, $0.1 million to the Series A Warrant, and $0.2 million to the Series B Warrant.
The fair value of the LeonaBio Series A Warrants is determined using a Black-Scholes model with the following assumptions as of September 30, 2026 and December 31, 2025, respectively: expected term of 0.1 years and 0.9 years, volatility of 213% and 80%, risk-free rate of 4.0% and 3.5%, and LeonaBio stock price of $3.57 and $7.57. The fair value of the LeonaBio Series B Warrants is determined using a Black-Scholes model with the following assumptions as of September 30, 2026 and December 31, 2025, respectively: expected term of 0.8 years and 1.6 years, volatility of 106% and 83%, risk-free rate of 4.5% and 3.5%, and LeonaBio common stock price of $3.57 and $7.57.
Pelthos Convertible Notes Transaction: Q4 2025
On November 6, 2025, we and certain other investors, for an aggregate purchase price of $18.0 million (of which $9.0 million was paid by us), obtained on a proportional basis: (a) Pelthos private convertible notes (“Pelthos Convertible Notes”), (b) low single-digit royalty rights on U.S. net sales of Pelthos’ Xepi (the “Xepi Rights”), and (c) milestone rights, and low single-digit royalty rights on net sales of Zelsuvmi in Japan by Sato Pharmaceuticals Co, Ltd., if Zelsuvmi is approved in Japan (the “Sato Rights”).
The Pelthos Convertible Notes have a principal amount of $18.0 million (across all investors) and are a secured obligation of Pelthos and bear interest at a rate of 8.5% per annum, payable quarterly in arrears or capitalized and payable at maturity (at Pelthos’ election). The Pelthos Convertible Notes will mature on November 6, 2027, unless earlier repurchased, redeemed, or converted into shares of Pelthos common stock in accordance with their terms at a conversion price of $29.73. Our ownership of Pelthos’ common stock is capped at 49.9%.
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
The bifurcated embedded conversion option is accounted for as a derivative asset under ASC 815, Derivatives and Hedging, and was recognized at fair value as of the transaction date and will be remeasured at fair value at each subsequent reporting period. The fair value of the embedded conversion option is determined using a Black-Scholes model with the following assumptions as of September 30, 2026 and December 31, 2025, respectively: expected term of 1.1 years and 1.9 years, volatility of 71% and 60%, risk-free rate of 4.4% and 3.5%, and Pelthos’ stock price of $21.01 and $31.00. We recognized mark-to-market losses of $1.8 million and $1.9 million, respectively, for the three and nine months ended September 30, 2026.
We account for the convertible note as a receivable under ASC 310, Receivables, and include it within other investments in our condensed consolidated balance sheets. During the three months ended September 30, 2026, we recognized $0.2 million of coupon interest earned (which was capitalized into the principal amount at Pelthos’ election), and $0.5 million of debt discount amortization. During the nine months ended September 30, 2026, we recognized $0.6 million of coupon interest earned (which was capitalized into the principal amount at Pelthos’ election), and $1.3 million of debt discount amortization. We account for the Xepi Rights and Sato Rights as financial royalty assets (loan receivables) under ASC 310, Receivables, and they are currently accounted for under the non-accrual method as management cannot reliably estimate future cash flows from these programs.
Arecor Transaction: Q3 2025
On September 24, 2025, we invested $7.0 million to acquire certain economic rights from Arecor Limited (“Arecor”), with an additional $1.0 million of deferred consideration payable in two equal installments at the six- and twelve-month anniversaries of the closing date. We accounted for the transaction as an asset acquisition.
In connection with the transaction, we acquired economic rights in two partnered programs: 1) a single-digit royalty on global net sales of AT220, an Arestat®-enhanced biosimilar marketed by a global pharmaceutical company; and 2) potential annual technology access fees and milestone payments related to AT292 (efdoralprin alfa/SAR447537/INBRX-101), a partnered program with Sanofi SA (“Sanofi”).
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
In addition to the economic rights, we received warrants to purchase 1,002,739 ordinary shares of Arecor Therapeutics Plc, exercisable over a ten-year period (“Arecor Warrant”). We account for the Arecor Warrant as a derivative asset under ASC 815, Derivatives and Hedging, recognizing it at fair value as of the transaction date and remeasuring it at fair value at each subsequent reporting period. The Arecor Warrant is presented within noncurrent derivative assets line in our condensed consolidated balance sheets. The fair value of the Arecor Warrant is determined using a Black-Scholes model with the following assumptions as of September 30, 2026 and December 31, 2025, respectively: expected term of 9.0 years and 9.7 years, volatility of 38% and 33%, risk-free rate of 6.2% and 4.6%, and Arecor’s stock price of $0.73 and $0.81.
Out of the $7.0 million Arecor transaction price and the $1.0 million of deferred consideration recognized as of the transaction closing date, $0.5 million was assigned to the Arecor Warrant; $4.8 million and $1.9 million were assigned to the AT220 and AT292 financial royalty assets, respectively; and $0.8 million was assigned to the AT220 receivable.
We are also obligated to pay up to $3.0 million in contingent consideration tied to commercial milestones in the AT292 partnered program. We account for this contingent consideration in accordance with ASC 450, Contingencies, and will recognize a liability when the contingency is resolved, and the liability becomes payable. No contingent consideration was recognized as of September 30, 2026 or December 31, 2025.
Castle Creek Investment: Q1 2025
On February 24, 2025, we entered into a Purchase and Sale Agreement (the “Castle Creek Investment”) with Castle Creek Biosciences, Inc. and Castle Creek Biosciences, LLC (collectively, “Castle Creek”), together with a syndicate of co-investors for which we served as representative (collectively, including us, the “Purchasers”). The Castle Creek Investment supports Castle Creek’s Phase 3 clinical study of FCX-007 (dabocemagene autoficel) (“D-Fi”), and autologous human fibroblast, cell-based gene therapy genetically modified to express COL7. D-Fi is Castle Creek’s lead candidate for the treatment of dystrophic epidermolysis bullosa (“DEB”).
Pursuant to the Castle Creek Investment, we and the other Purchasers obtained, for an aggregate purchase price of $75.0 million ($50.0 million paid by us and $25.0 million paid collectively by the other Purchasers) on a proportional basis: (a) a high single digit royalty on worldwide sales of D-Fi; and (b) a warrant to purchase shares of Castle Creek’s Series D-1 Preferred Stock, exercisable until February 24, 2035 (“Castle Creek Warrant”). As part of the Castle Creek Investment, Castle Creek granted the Purchasers a security interest in certain assets related to the programs covered by the agreement, subject to customary exceptions.
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
We accounted for the Milestone Buyout as a financial royalty asset. We identified two units of account within the Castle Creek Investment: (1) the Castle Creek Warrant, accounted for as a derivative asset; and (2) the D-Fi royalty rights, accounted for as a research and development funding arrangement under ASC 730-20, Research and Development Arrangements, because (a) Castle Creek is contractually required to use our funding to conduct the Phase 3 clinical study for D-Fi and (b) the repayment of our funding depends solely on the research and development results having future economic benefits. Out of the

$50.1 million Castle Creek Investment transaction price, including transaction costs, $5.8 million was allocated to the Castle Creek Warrant (based on its estimated fair value as of the effective date), and the remaining $44.3 million was allocated to the D-Fi royalty rights, and recognized as research and development expense for the period, as we do not control or actively participate in the related research and development activities.
The Castle Creek Warrant derivative is presented within noncurrent derivative assets in our condensed consolidated balance sheets. The Castle Creek Warrant was initially recorded at fair value as of February 24, 2025, and is remeasured at fair value at each subsequent reporting period. The fair value of the Castle Creek Warrant is determined using a Black-Scholes model with the following assumptions as of September 30, 2026 and December 31, 2025, respectively: expected term of 3.9 years and 2.7 years, volatility of 90% and 110%, and risk-free rate of 5.1% and 3.5%.
5. Financial Royalty Assets, net
Financial royalty assets consist of the following (in thousands):

	September 30, 2026			December 31, 2025
	Gross carrying value(1)	Allowance	Net carrying value (1)	Gross carrying value(1)	Allowance	Net carrying value(1)
Ojemda	$240,804	$(1,175)	$239,629	$—	$—	$—
Vabysmo	132,937	(630)	132,307	—	—	—
Qarziba	98,845	(445)	98,400	118,593	(498)	118,095
Agenus Bot/Bal	40,815	(408)	40,407	40,815	(408)	40,407
Miplyffa	40,164	(775)	39,389	—	—	—
Volixibat	38,400	(384)	38,016	—	—	—
Osavampator	30,800	(308)	30,492	—	—	—
REC-4881	30,700	(307)	30,393	—	—	—
Tolerance Therapeutics (Tzield®)	25,919	(101)	25,818	25,257	(98)	25,159
Ryjunea	22,990	(230)	22,760	—	—	—
Ohtuvayre inventors	21,160	(193)	20,967	16,921	(151)	16,770
Twist programs	20,500	(1,435)	19,065	—	—	—
Oak Hill programs	10,900	(545)	10,355	—	—	—
Primrose	6,900	(207)	6,693	3,281	(98)	3,183
Vidutolimod	6,300	(31)	6,269	—	—	—
D-Fi	6,000	(300)	5,700	—	—	—
Ixinity	5,629	(103)	5,526	—	—	—
AT220	3,990	(107)	3,883	5,132	(132)	5,000
Elutia (CorMatrix)	4,071	(496)	3,575	6,607	(1,107)	5,500
Others	21,416	(946)	20,470	5,769	(214)	5,555
Total financial royalty assets, net	$809,240	$(9,126)	$800,114	$222,375	$(2,706)	$219,669
(1) The amounts include the short-term portion of financial royalty assets, which represents an estimate for royalty receipts earned as of the reporting date expected to be collected in the subsequent quarter.
Financial royalty assets represent future economic rights acquired by us in various transactions. Upon the early adoption of ASU 2025-07 on January 1, 2025, certain economic rights in partner programs that were previously accounted for as derivative assets (including the Agenus partner programs, Primrose mRNA, and Castle Creek Milestone) are now accounted for as financial royalty assets.
There was no impairment loss recognized for the three and nine months ended September 30, 2026 and 2025.
Ojemda
As part of the XOMA Acquisition, we acquired future milestone and royalty rights related to Ojemda (tovorafenib), which, had an acquisition-date fair value of $237.8 million. Because Ojemda is a commercial product for which future cash flows can be reliably estimated, we account for the financial royalty asset using the prospective effective interest method. From July 14, 2026 through September 30, 2026, we recognized $7.0 million of income from the Ojemda financial royalty asset.
Vabysmo

As part of the XOMA Acquisition, we acquired future royalty rights related to Vabysmo (faricimab-svoa), which is marketed by Roche and had an acquisition-date fair value of $141.8 million. Because Vabysmo is a commercial product for which future cash flows can be reliably estimated, we account for the financial royalty asset using the prospective effective interest method. From July 14, 2026 through September 30, 2026, we recognized $3.6 million of income from the Vabysmo financial royalty asset.
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
Miplyffa
As part of the XOMA Acquisition, we acquired future milestone and royalty rights related to Miplyffa (arimoclomol), which is marketed by Zevra Therapeutics and had an acquisition-date fair value of $39.7 million. Because Miplyffa is a commercial product for which future cash flows can be reliably estimated, we account for the financial royalty asset using the prospective effective interest method. From July 14, 2026 through September 30, 2026, we recognized $1.7 million of income from the Miplyffa financial royalty asset.
Volixibat
As part of the XOMA Acquisition, we acquired future milestone and royalty rights related to volixibat, which is being developed by Mirum Pharmaceuticals and had an acquisition-date fair value of $38.4 million. Because volixibat is in clinical development and future cash flows cannot be reliably estimated, we account for the financial royalty asset using the non-accrual method until we are able to reliably estimate future cash flows, at which time we will apply the prospective effective interest method. We have not recognized income from the volixibat financial royalty asset.
Osavampator
As part of the XOMA Acquisition, we acquired future milestone and royalty rights related to osavampator, which is being developed by Neurocrine Biosciences and had an acquisition-date fair value of $30.8 million. Because osavampator is in clinical development and future cash flows cannot be reliably estimated, we account for the financial royalty asset using the non-accrual method until we are able to reliably estimate future cash flows, at which time we will apply the prospective effective interest method. We have not recognized income from the osavampator financial royalty asset.
REC-4881
As part of the XOMA Acquisition, we acquired future milestone and royalty rights related to REC-4881, which is being developed by Recursion Pharmaceuticals and had an acquisition-date fair value of $30.7 million. Because REC-4881 is in clinical development and future cash flows cannot be reliably estimated, we account for the financial royalty asset using the non-accrual method until we are able to reliably estimate future cash flows, at which time we will apply the prospective effective interest method. We have not recognized income from the REC-4881 financial royalty asset.
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
6. Fair Value Measurements
Assets and Liabilities Measured on a Recurring Basis
The following table presents the hierarchy for our assets and liabilities measured at fair value (in thousands):

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets:
Short-term investments	$148,901	$242,536	$—	$391,437	$183,982	$374,612	$—	$558,594
Pelthos Series A Preferred Shares	72,018	—	—	72,018	106,262	—	—	106,262
Pelthos Common Shares	31,515	—	—	31,515	46,500	—	—	46,500
Equity-method investment in RemainCo	—	—	13,700	13,700
Derivative assets	—	22,685	8,288	30,973	—	10,643	4,989	15,632
Total assets	$252,434	$265,221	$21,988	$539,643	$336,744	$385,255	$4,989	$726,988
Liabilities:
Contingent liabilities:
CyDex CVR	$—	$—	$422	$422	$—	$—	$395	$395
Metabasis CVR	—	3,308	—	3,308	—	2,826	—	2,826
HilleVax CVR	—	—	14,600	14,600	—	—	—	—
LAVA CVR	—	—	6,738	6,738	—	—	—	—
BioInvent	—	—	3,300	3,300	—	—	—	—
Pulmokine	—	—	4,700	4,700	—	—	—	—
Kinnate CVR - Kinnate programs	—	—	3,700	3,700	—	—	—	—
Kinnate CVR - Exarafenib	—	—	2,000	2,000	—	—	—	—
Other	—	—	99	99	—	—	—	—
Total contingent liabilities	—	3,308	35,559	38,867	—	2,826	395	3,221
Derivative liabilities	—	279	—	279	—	—	—	—
Total liabilities	$—	$3,587	$35,559	$39,146	$—	$2,826	$395	$3,221
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
The equity method investment in RemainCo is classified within Level 3 of the fair value hierarchy because its valuation incorporates significant unobservable inputs related to the potential proceeds from the Janssen Litigation, including probability assigned to potential litigation and settlement outcomes, estimated settlement or recovery amounts under each scenario, the expected timing of resolution and related cash flows, and the discount rate applied to the probability-weighted cash flows.
The Castle Creek Warrants and AvenCell embedded derivative are classified within Level 3 of the fair value hierarchy because their valuation incorporates significant unobservable inputs, including, for the Castle Creek Warrants, assumptions related to expected volatility and the expected term of the warrants, and for the AvenCell embedded derivative, the probability and timing of the contingent event that triggers the payment. All other derivative assets are classified within Level 2 of the fair value hierarchy because their fair values are determined using observable market inputs, either directly or indirectly.
The CyDex CVR liability is classified within Level 3 of the fair value hierarchy because its valuation incorporates significant unobservable inputs, including assumptions regarding the probability and timing of achieving certain milestones and forecasted revenues associated with the revenue-sharing arrangement.
The Metabasis CVR liability is classified within Level 2 of the fair value hierarchy because its fair value is based on quoted prices for the underlying CVRs in a market that is not active. During the three months ended September 30, 2026 and 2025, we recorded a fair value loss of $1.1 million and a fair value gain of $0.5 million, respectively, related to the Metabasis CVR liability. During the nine months ended September 30, 2026 and 2025, we recorded fair value losses of $0.6 million and $1.4 million, respectively, related to the Metabasis CVR liability.
The HilleVax CVR liability represents amounts payable to former HilleVax stockholders under the HilleVax CVR agreement, which we assumed in the XOMA acquisition. The amounts consist of sublease receipts and lease-related savings on the Boston facility lease, interest earned on the restricted cash held to fund the lease obligations, and the return of the lease security deposit, discounted to present value. The liability is classified within Level 3 of the fair value hierarchy because its valuation incorporates significant unobservable inputs, including the estimated timing and amount of future lease costs, sublease receipts and distributions to CVR holders. The liability fair value was $14.5 million and $14.6 million as of the acquisition date and September 30, 2026, respectively. During the three and nine months ended September 30, 2026, we recorded a $0.1 million loss from the change in fair value of the HilleVax CVR liability, primarily reflecting accretion of the discount.
The LAVA CVR liability represents amounts payable to former LAVA stockholders under the LAVA CVR agreement, which we assumed in the XOMA acquisition. The amounts consist of $6.3 million of cash withheld in XOMA’s acquisition of LAVA to pay related taxes and professional fees arising from certain tax matters, and $0.4 million of receipts related to the excess net cash distribution received subsequent to the initial excess net cash distribution that are payable to former LAVA stockholders. The tax matters have not yet been resolved, and the final amount payable to CVR holders will be determined upon their resolution and a final reconciliation under the CVR agreement. The liability is classified within Level 3 of the fair value hierarchy because its valuation incorporates significant unobservable inputs, including the expected outcome and timing of resolution of the tax matters. The liability was recognized at an acquisition-date fair value of $6.7 million and had a fair value of $6.7 million as of September 30, 2026. During the three and nine months ended September 30, 2026, the gain from the change in fair value of the LAVA CVR liability was not material.
The program-related obligations assumed in the XOMA acquisition represent contingent payments to third parties, including BioInvent, former Pulmokine and Kinnate stockholders, and other parties, that are tied to milestones and royalties on certain partnered programs. They are classified within Level 3 of the fair value hierarchy because their valuation incorporates significant unobservable inputs, including the probability and timing of the triggering events, the timing of cash inflows and outflows, and the discount rate. These obligations were measured using probability-weighted discounted cash flow models with discount rates ranging from 11% to 20%. As of September 30, 2026 we estimate the undiscounted range of possible outcomes of the program-related obligations at $106.6 million to $138.5 million, of which $96.6 million to $128.5 million would be fully funded by the related royalty or milestone receipts.
The fair value of the program-related obligations was $13.8 million as of September 30, 2026. We recognized a $5.0 million increase in fair value from the acquisition date, presented in fair value adjustments to contingent liabilities, primarily reflecting a $4.7 million adjustment to the Pulmokine obligation after Gossamer submitted a new drug application to the FDA for seralutinib in September 2026 which was not anticipated as of the acquisition date.

The following table presents a reconciliation of the beginning and ending balances of Level 3 financial instruments measured at fair value on a recurring basis for the nine months ended September 30, 2026 (in thousands).

Assets
Fair value of level 3 financial instruments as of December 31, 2025	$4,989
Acquired equity method investment from XOMA Acquisition	13,700
Acquired derivative assets	3,161
Fair value adjustments to derivative assets	138
Fair value of level 3 financial instruments as of September 30, 2026	$21,988

Liabilities
Fair value of level 3 financial instruments as of December 31, 2025	$395
Acquired contingent liabilities from XOMA Acquisition	30,009
Payments to CVR holders and other contingent payments	(50)
Fair value adjustments to contingent liabilities	5,205
Fair value of level 3 financial instruments as of September 30, 2026	$35,559
Assets Measured on a Non-Recurring Basis
We apply fair value measurement techniques on a non-recurring basis when evaluating potential impairment losses related to our goodwill, intangible assets with estimated useful lives and other long-lived assets.
We evaluate goodwill annually for impairment and whenever events or changes in circumstances indicate that goodwill may be impaired. We determine the fair value of our reporting unit using a combination of inputs, including our market capitalization and Level 3 inputs such as discounted cash flow analyses, which rely on unobservable assumptions.
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
There was no impairment of our goodwill, intangible assets with estimated useful lives, or long-lived assets recorded during the three and nine months ended September 30, 2026 and 2025.
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
The estimated fair value and carrying value of financial royalty assets were $908.9 million and $800.1 million, respectively, as of September 30, 2026, and $294.9 million and $219.7 million, respectively, as of December 31, 2025.
To determine the fair value of long-term financial royalty assets, we estimated future underlying product sales, applied probabilities of technical and regulatory success for development stage programs, estimated timelines for development and regulatory milestones, and applied discount rates reflecting partner execution and commercialization risk, which ranged from 10% to 26% and 13% to 35% as of September 30, 2026 and December 31, 2025, respectively. The weighted average discount rate (weighted by relative fair value) was 14% and 17% as of September 30, 2026 and December 31, 2025, respectively.

7. Debt
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
The 2031 Notes are our general senior, unsecured obligations and do not bear regular interest. The 2031 Notes will mature on September 15, 2031, unless earlier converted, redeemed or repurchased. Upon conversion, we will pay cash up to the aggregate principal amount of the 2031 Notes being converted and will pay or deliver, as applicable, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2031 Notes being converted, in the manner and subject to the terms and conditions provided in the Indenture, dated June 25, 2026, entered into in connection with the 2031 Notes issuance (the “2031 Notes Indenture”).
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
In connection with the issuance of the 2031 Notes in June 2026, we incurred approximately $21.1 million of debt discount and issuance costs, which primarily consisted of underwriting, legal and other professional fees. These costs are netted against the total debt liability and are amortized to interest expense using the effective interest method over the expected life of the 2031 Notes. The annual effective interest rate was 0.6% for the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2026, interest expense was $1.0 million and $1.0 million, respectively, consisting entirely of the amortization of the debt discount and debt issuance costs.
The 2031 Notes Indenture contains customary covenants and events of default, including payment defaults, certain bankruptcy events, and failure to comply with other covenants, subject to applicable grace periods.

The following table summarizes information about the 2031 Notes and 2030 Notes as of September 30, 2026 (in thousands):

	September 30, 2026
	2031 Notes	2030 Notes	Total
Principal amount of the notes outstanding	$700,000	$460,000	$1,160,000
Unamortized debt discount and debt issuance costs	(20,091)	(11,692)	$(31,783)
Convertible senior notes, net	$679,909	$448,308	$1,128,217

Current portion of convertible senior notes payable	$—	$448,308	$448,308
Noncurrent portion of convertible senior notes payable	679,909	—	679,909
Convertible senior notes, net	$679,909	$448,308	$1,128,217

Fair value of convertible senior notes outstanding (Level 2)	$654,150	$737,656	$1,391,806
The following table summarizes information about the 2030 Notes as of December 31, 2026 (in thousands):

2030 Notes
Principal amount of the notes outstanding	$460,000
Unamortized debt discount and debt issuance costs	(13,808)
Convertible senior notes, net	$446,192
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
The convertible note hedge transaction and the issuance of the warrants described above are each separate transactions entered into by us and the 2031 Notes option counterparties and are not part of the terms of the 2031 Notes.
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
The 2030 Notes are our general senior, unsecured obligations and accrue interest at a rate of 0.75% per year, payable semiannually in arrears on April 1 and October 1 of each year, beginning on April 1, 2026. The 2030 Notes will mature on

October 1, 2030, unless earlier converted, redeemed or repurchased. Upon conversion, we will pay cash up to the aggregate principal amount of the 2030 Notes being converted and will pay or deliver, as applicable, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the 2030 Notes being converted, in the manner and subject to the terms and conditions provided in the Indenture entered into in connection with the 2030 Notes issuance (the “2030 Notes Indenture”).
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
In connection with the issuance of the 2030 Notes in August 2025, we incurred $14.9 million of debt discount and issuance costs, which primarily consisted of underwriting, legal, and other professional fees. These costs are netted against the total debt liability and are amortized to interest expense using the effective interest method over the five-year expected life of the 2030 Notes. The annual effective interest rate, including the coupon portion, was 1.4% for both the three and nine months ended September 30, 2026.
During the three months ended September 30, 2026, interest expense was $1.6 million, consisting of $0.9 million of contractual coupon interest and $0.7 million of amortization of the debt discount and debt issuance costs. During the three months ended September 30, 2025, interest expense was $0.8 million, consisting of $0.4 million of contractual coupon interest and $0.4 million of amortization of the debt discount and debt issuance costs.
During the nine months ended September 30, 2026, interest expense was $4.7 million, consisting of $2.6 million of contractual coupon interest and $2.1 million of amortization of the debt discount and debt issuance costs. During the nine months ended September 30, 2025, interest expense was $0.8 million, consisting of $0.4 million of contractual coupon interest and $0.4 million of amortization of the debt discount and debt issuance costs.
The 2030 Notes Indenture contains customary covenants and events of default, including payment defaults, certain bankruptcy events, and failure to comply with other covenants, subject to applicable grace periods.
Holders of the 2030 Notes may convert their notes prior to July 1, 2030 only upon the occurrence of specified conditions. One such condition permits conversion during a calendar quarter if the last reported sale price of our common stock exceeded 130% of the conversion price ($253.23, based on the initial conversion price of approximately $194.79 per share) for at least 20 of the last 30 consecutive trading days of the immediately preceding calendar quarter. This condition was met for the 30 trading days ended September 30, 2026. As a result, holders may elect to convert their 2030 Notes at any time during the quarter ending December 31, 2026. Because we are required to settle the principal amount of converted notes in cash, and may settle any conversion value in excess of principal in cash, shares of our common stock, or a combination, the $460.0 million aggregate principal amount of the 2030 Notes, net of unamortized debt discount and issuance costs of 11.7 million, has been reclassified from noncurrent liabilities to current liabilities in our condensed consolidated balance sheet as of September 30, 2026 (carrying value of $448.3 million). The notes were classified as noncurrent at December 31, 2025. Whether the notes remain classified as current in future periods will depend on whether the conversion condition is met at each quarter-end. No notes had been submitted for conversion as of September 30, 2026. Based on the closing price of $312.37 on September 30, 2026, the if-converted value of the 2030 Notes exceeded their principal amount by approximately $277.7 million.

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
Amended and Restated Revolving Credit Facility
In connection with the closing of the XOMA Acquisition, as disclosed in Note 2, XOMA Acquisition, we entered into an Amended and Restated Credit Agreement, dated July 14, 2026 (the “Amended Credit Agreement”), with certain of our subsidiaries as guarantors, the lenders party thereto, and Citibank, N.A., as administrative agent, swingline lender and letter of credit issuer. The Amended Credit Agreement amended and restated our existing revolving credit facility and provides for aggregate revolving commitments of $125.0 million maturing on September 12, 2028.
Borrowings under the revolving credit facility bear interest at either Term SOFR (as defined in the Amended Credit Agreement) or a specified base rate, plus an applicable margin, and we are required to pay a commitment fee on the unused portion of the revolving commitments. The obligations under the Amended Credit Agreement are guaranteed by certain of our subsidiaries and secured by collateral pledged pursuant to the related loan documents.
The Amended Credit Agreement contains customary affirmative and negative covenants, including financial maintenance covenants requiring us to maintain minimum Consolidated EBITDA of at least $100.0 million through March 31, 2027 and at least $150.0 million thereafter, in each case measured on a trailing four-quarter basis. The Amended Credit Agreement also requires us to maintain a Consolidated Senior Secured Net Leverage Ratio (as defined in the Amended Credit Agreement) not exceeding 2.50 to 1.00, subject to a temporary increase to 3.00 to 1.00 following certain material permitted acquisitions if we make the election provided for under the Amended Credit Agreement.
As of September 30, 2026, we had no borrowings outstanding under the revolving credit facility, $0.6 million of letters of credit outstanding and $124.4 million of available borrowing capacity.
8. Income Tax
Our effective tax rate may vary from the U.S. federal statutory tax rate due to the change in the mix of earnings in various foreign and state jurisdictions with different statutory rates, non-deductible transaction costs and post-combination compensation expense related to the XOMA acquisition, purchased transferable tax credits, the use of tax loss carryforwards to reduce foreign taxes, the tax impact of non-deductible expenses, stock award activities and other permanent differences between income before income taxes and taxable income. The effective tax rate for the three months ended September 30, 2026 and 2025 was 35.4% and 16.9%, respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025 was 264.9% and 22.0%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2026 was primarily due to the Section 162(m) limitation on the deduction for officer compensation, non-deductible transaction costs and post-combination compensation expense related to the XOMA acquisition, other non-deductible items, and income from foreign operations, which were partially offset by the foreign-derived deduction eligible income deduction. The effective tax rate for the nine months ended September 30, 2026 was also significantly affected by discrete tax benefits related to excess tax deductions on stock-based compensation and energy tax credits, relative to a near break-even pre-tax loss for the period. The variance from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2025 was primarily due to Section 162(m) limitation on deduction for officer compensation and income from foreign operations, which were partially offset by the foreign derived intangible income deduction.
On July 14, 2026, we completed the XOMA Acquisition. In connection with the acquisition, we recorded net deferred tax assets of $50.7 million through acquisition accounting, primarily related to acquired net operating loss and tax credit carryforwards and book-tax basis differences in acquired royalty assets. These amounts are provisional and may be adjusted during the measurement period. Use of XOMA’s pre-acquisition tax attributes is subject to an annual limitation under Section 382 of the Internal Revenue Code.
9. Stockholders’ Equity
We grant options and awards to employees and non-employee directors pursuant to a stockholder-approved stock incentive plan, which is described more fully in Note 11, Stockholders’ Equity, to the consolidated financial statements included in our 2025 Annual Report.
In June 2026, our stockholders approved an amendment and restatement of the Ligand Pharmaceuticals Incorporated 2002 Stock Incentive Plan, which increased the number of shares of common stock available for issuance under the plan by 0.6 million shares.
The following table summarizes our stock option and restricted stock award activity and related information:

	Stock Options		Restricted Stock Awards
	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Grant Date Fair Value
Balance as of December 31, 2025	2,001,011	$84.48	455,547	$98.86
Granted	355,130	$206.75	269,115	$167.82
Options exercised/RSUs vested	(282,307)	$76.10	(290,963)	$95.47
Forfeited	—	$—	—	$—
Balance as of September 30, 2026	2,073,834	$106.56	433,699	$143.92
As of September 30, 2026, outstanding options to purchase 1.2 million shares were exercisable with a weighted average exercise price of $83.58.
Employee Stock Purchase Plan
The purchase price of shares of common stock under the Amended Employee Stock Purchase Plan (“ESPP”) is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. As of September 30, 2026, 17,424 shares remained available for future issuance under the ESPP.
At-the-Market Equity Offering Program
On February 27, 2026, we filed an automatic shelf registration statement on Form S-3 (the “Shelf Registration Statement”) covering the offering of common stock, preferred stock, debt securities, warrants and units.
On February 27, 2026, we also entered into an At-The-Market Equity Offering Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (the “Agent”), pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $100.0 million from time to time through the Agent in at-the-market offerings (the “ATM Program”). The Shelf Registration Statement includes a prospectus covering the offer and sale of up to $100.0 million of our common stock pursuant to the ATM Program. No shares had been sold under the ATM Program as of September 30, 2026.
Share Repurchases
In April 2023, our Board of Directors approved a stock repurchase program authorizing, but not requiring, the repurchase of up to $50.0 million of our common stock through April 2026. Repurchases, if any, would have been made primarily through open-market transactions in accordance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. No shares were repurchased under the program, and the program expired in April 2026.

In connection with the issuance of the 2031 Notes in June 2026, we used approximately $60.0 million of the net proceeds from the offering to repurchase 228,859 shares of our common stock at a price of $262.17 per share. Refer to Note 7, Debt, for additional information regarding the 2031 Notes offering.
In connection with the issuance of the 2030 Notes in August 2025, we used approximately $15.0 million of the net proceeds from the offering to repurchase 102,034 shares of our common stock at a price of $147.01 per share. Refer to Note 7, Debt, for additional information regarding the 2030 Notes offering.
10. Commitment and Contingencies
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
11. Subsequent Events
On October 30, 2026, we agreed to purchase $3.7 million of 8.5% Convertible Promissory Notes due March 31, 2027 (the “CCB Notes”) issued by Castle Creek which notes are convertible into the most senior series of preferred stock of Castle Creek outstanding at the time of conversion (the “Financing”). The Financing is part of Pelthos’ concurrently announced acquisition of Castle Creek. At the same time, we entered into a securities purchase agreement with Pelthos and certain other investors whereby we agreed to buy 33,750 shares of Pelthos’s Series B Convertible Preferred Stock and warrants to purchase 291,688 shares of Pelthos common stock for aggregate consideration of approximately $33.8 million (the “Equity Purchase”), subject to certain customary conditions. The Equity Purchase is expected to close immediately prior to the closing of Pelthos’s acquisition of Castle Creek. A portion of consideration for the Equity Purchase will be paid by transferring the CCB Notes to Pelthos, which notes will be extinguished upon such transfer.

Todd Davis, our CEO, and Richard Baxter, our Senior Vice President of Investment Operations, are each members of both our Investment Committee and Pelthos’ Board of Directors. Mr. Davis and Mr. Baxter each recused themselves from the consideration of the transaction by both Pelthos’s Board of Directors and our Investment Committee. The process of evaluating and approving the transaction for Ligand was conducted by our Strategic Transaction Committee.

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
Our revenue is generated primarily from royalties on sales of products commercialized by our partners, supplemented by Captisol material sales and contract revenue from license fees and milestone payments. We partner with leading biopharmaceutical companies to leverage their capabilities in late-stage development, regulatory execution, and commercialization, while we focus on disciplined capital deployment, portfolio construction, and risk management. This also allows us to leverage our partner’s asset infrastructure in sales and marketing, manufacturing and R&D to avoid infrastructure ourselves.
Third Quarter Corporate Highlights

On July 14, 2026, Ligand completed the acquisition of XOMA Royalty, a biotechnology royalty aggregator. The acquisition strengthens Ligand’s royalty portfolio by adding seven commercial products, including Roche’s VABYSMO® (faricimab-svoa), Servier and Ipsen’s OJEMDA™ (tovorafenib), and Zevra Therapeutics’ MIPLYFFA® (arimoclomol). Additionally, the acquisition adds 14 late-stage development programs, featuring Takeda’s mezagitamab and certain assets from Takeda’s externalized asset portfolio, including osavampator, volixibat, and OHB-607, along with more than 100 additional assets in various stages of development to Ligand’s portfolio. As a result, Ligand’s portfolio has more than doubled in size, now comprising over 200 commercial, clinical, and preclinical stage royalty assets.

On September 22, 2026, Ligand announced the acquisition of a milestone and royalty interest in Santen Pharmaceutical’s Ryjunea from Sydnexis for a $23 million upfront payment. Under the terms of the agreement, Ligand acquired a 100% interest in certain payments and related rights under Sydnexis’s existing license agreement with Santen. The acquired payment rights include a tiered low-double-digit to high-teens royalty on Ryjunea net sales in Europe, the Middle East and Africa, as well as certain milestone payments.
On September 24, 2026, Ligand announced it entered into a financing agreement with AvenCell Therapeutics, Inc., a clinical-stage cell therapy company developing controllable, allogeneic CAR-T therapies for patients with cancer, for up to $47 million. The investment is expected to help advance AvenCell’s pipeline, including AVC-201 for the treatment of relapsed/refractory acute myeloid leukemia (AML) and AVC-203 for the treatment of B-cell malignancies. Under the terms of the agreement, Ligand has committed up to $41 million in exchange for a mid single-digit to low double-digit royalty on worldwide annual net sales of all current and future AvenCell pipeline assets, with the applicable rate determined based on the total amount ultimately funded. The capital will be funded in four tranches, with the first tranche payable at closing, and the remaining three tranches payable upon achievement of certain predetermined clinical milestones and other specified financing conditions. Ligand has also committed up to $6 million in AvenCell’s concomitant Series C financing.
Key Portfolio Developments

Qtorin rapamycin
•On August 4, 2026, Palvella announced that it plans to initiate a Phase 3 trial of Qtorin rapamycin for the treatment of cutaneous venous malformations in the fourth quarter of 2026. Palvella is planning a resubmission to the FDA for Breakthrough Therapy Designation incorporating TOIVA patient interview transcripts and new 24-week data.
•On October 28, 2026, Palvella announced the FDA accepted for filing and granted Priority Review of the NDA for Qtorin rapamycin for the treatment of microcystic lymphatic malformations (“microcystic LMs”). The FDA has assigned a Prescription Drug User Fee Act (PDUFA) target action date of February 28, 2027. Palvella is preparing for a potential U.S. commercial launch in the first half of 2027, subject to FDA approval.

AVIM Therapy/VIRTUE SAB
•On August 10, 2026, Orchestra BioMed highlighted several recent business updates:
◦The FDA granted AVIM Therapy a second FDA Breakthrough Device Designation (“BDD”) specific to patients with uncontrolled hypertension despite anti-hypertensive medication who are indicated for a pacemaker.
◦The Sirolimus AngioInfusion (“Virtue SAB”) pivotal trial is advancing with further site activations and patient enrollments.
•On October 1, 2026, Orchestra BioMed announced it surpassed full enrollment in the BACKBEAT global pivotal trial of AVIM Therapy with 330 patients randomized, exceeding its previously announced target of 316 randomized patients.

Zelsuvmi
•On August 13, 2026, Pelthos announced several recent business updates:
◦11,925 Zelsuvmi units were dispensed by 4,571 unique prescribers during the second quarter of 2026, representing a 48% quarter-over-quarter increase.
◦More than 25,000 patients have now been prescribed Zelsuvmi since it was commercially launched in July 2025.
◦Pelthos expects to launch Xepi in the first quarter of 2027.

Lasofoxifene
•On August 14, 2026, LeonaBio announced it is on track to complete enrollment of approximately 600 patients in the Phase 3 Elaine-3 clinical trial evaluating lasofoxifene in ER-positive (ER+), HER2-negative, ESR1-mutated metastatic breast cancer in the fourth quarter of 2026 with topline data expected in the second half of 2027.

Ojemda	•On September 16, 2026, Ipsen announced the Japanese Ministry of Health, Labour and Welfare (“MHLW”) approved Ojemda for low-grade glioma harboring a BRAF mutation or fusion gene.

Volixibat
•On August 5, 2026, Mirum Pharmaceuticals announced volixibat was granted Breakthrough Therapy Designation for cholestatic pruritus due to primary sclerosing cholangitis (PSC). Additionally, a pre-NDA meeting was held for volixibat in cholestatic pruritus due to PSC and additional discussions are planned before potential NDA submission.
•On August 5, 2026, Mirum Pharmaceuticals announced enrollment was completed in the VANTAGE Phase 2b study of volixibat in cholestatic pruritus due to primary biliary cholangitis (PBC) with topline results expected in the first quarter of 2027.

Ersodetug
•On September 9, 2026, Rezolute provided an update on the FDA’s review of data from its Phase 3 sunRIZE study of ersodetug for hypoglycemia due to congenital hyperinsulinism (“HI”). The study’s open-label extension is ongoing, with high participation and several indicators of improved glycemic control, including a notable reduction in the use of background standard-of-care therapies.
•On October 5, 2026, Rezolute announced that following a preliminary review of detailed data from the Phase 3 sunRIZE study of ersodetug for the treatment of hypoglycemia due to congenital HI, the FDA recommended a pre-BLA meeting with Rezolute as a precursor to submitting a BLA.
•On October 14, 2026, Rezolute announced completion of enrollment in the Phase 3 study of ersodetug in tumor HI and topline data is expected mid-December 2026.

Soticlestat
•On August 13, 2026, Ovid announced a newly formed portfolio company with funds advised by Perceptive Advisors acquired global rights to soticlestat. Ovid secured equity in the company and the potential to receive regulatory and sales milestone payments and royalties upon success. Ligand is entitled to royalties and a share of milestones received by Ovid.

IV ganaxolone
•On October 26, 2026, Immedica announced that it will advance the development of intravenous (IV) ganaxolone for the treatment of refractory status epilepticus (RSE) and plans to initiate a new phase 3 clinical study in 2027. Ligand is entitled to royalties, milestones and revenue from Captisol material sales.

Results of Operations
Revenue and Income

(Dollars in thousands)	Q3 2026	Q3 2025	Change	% Change	YTD 2026	YTD 2025	Change	% Change
Revenue from intangible royalty assets	$47,427	$40,161	$7,266	18%	$117,720	$91,832	$25,888	28%
Income from financial royalty assets	22,857	6,425	16,432	256%	43,554	18,640	24,914	134%
Royalties	70,284	46,586	23,698	51%	161,274	110,472	50,802	46%
Captisol	7,946	10,672	(2,726)	(26)%	24,578	32,419	(7,841)	(24)%
Contract revenue and income	516	58,203	(57,687)	(99)%	8,309	65,530	(57,221)	(87)%
Total revenue and income	$78,746	$115,461	$(36,715)	(32)%	$194,161	$208,421	$(14,260)	(7)%
Q3 2026 vs. Q3 2025
Total revenue and income decreased by $36.7 million, or 32%, to $78.7 million in Q3 2026 compared to $115.5 million in Q3 2025. Royalties increased by $23.7 million, or 51%, to $70.3 million in Q3 2026 compared to $46.6 million in Q3 2025, primarily attributable to royalties earned on the newly acquired XOMA assets, Filspari and Ohtuvayre. Captisol sales decreased by $2.7 million, or 26%, to $7.9 million in Q3 2026 compared to $10.7 million in Q3 2025, primarily attributable to the timing of customer orders. Contract revenue and income decreased by $57.7 million, or 99%, to $0.5 million in Q3 2026 compared to $58.2 million in Q3 2025. The decrease was primarily attributable to the absence of the $53.1 million of income recognized in connection with the divestiture of our Pelthos subsidiary during the prior-year period, which included $24.5 million associated with the out-license of Zelsuvmi and a $28.6 million gain on the sale of the business.
YTD 2026 vs. YTD 2025
Total revenue and income decreased by $14.3 million, or 7%, to $194.2 million in YTD 2026 compared to $208.4 million in YTD 2025. Royalties increased by $50.8 million, or 46%, to $161.3 million in YTD 2026 compared to $110.5 million in YTD 2025, primarily attributable to royalties earned on the newly acquired XOMA assets, Filspari and Ohtuvayre.

Captisol sales decreased by $7.8 million, or 24%, to $24.6 million in YTD 2026 compared to $32.4 million in YTD 2025, primarily attributable to the timing of customer orders. Contract revenue and income decreased by $57.2 million, or 87%, to $8.3 million in YTD 2026 compared to $65.5 million in YTD 2025. The decrease was primarily attributable to the absence of the $53.1 million of income recognized in connection with the divestiture of our Pelthos subsidiary during the prior-year period.
Revenue from intangible royalty assets is based on our partners’ product sales and the applicable royalty rates. The following table presents revenue from intangible royalty assets by program (in millions):

(in millions)	Q3 2026 Estimated Partner Product Sales	Effective Royalty Rate	Q3 2026 Royalty Revenue	Q3 2025 Estimated Partner Product Sales	Effective Royalty Rate	Q3 2025 Royalty Revenue
Filspari	$186.7	9.0%	$16.8	$101.1	9.0%	$9.1
Kyprolis	350.8	3.0%	10.5	404.4	2.9%	11.6
Capvaxive	328.0	1.2%	3.8	244.0	1.3%	3.2
Ohtuvayre(1)	184.5	2.0%	3.7	135.8	2.0%	2.7
Rylaze	100.0	3.5%	3.5	104.6	3.4%	3.6
Teriparatide injection(2)	7.0	18.6%	1.3	7.3	35.6%	2.6
Vaxneuvance	137.4	0.8%	1.1	226.0	0.9%	2.0
Other	105.9	6.3%	6.7	116.8	4.6%	5.4
Total	$1,400.3		$47.4	$1,340.0		$40.2

(in millions)	YTD 2026 Estimated Partner Product Sales	Effective Royalty Rate	YTD 2026 Royalty Revenue	YTD 2025 Estimated Partner Product Sales	Effective Royalty Rate	YTD 2025 Royalty Revenue
Filspari	$463.3	9.0%	$41.7	$233.3	9.0%	$21.0
Kyprolis	1,045.8	2.3%	24.3	1,168.4	2.1%	25.1
Ohtuvayre(1)	523.4	2.1%	10.8	310.0	2.0%	6.2
Rylaze	303.2	3.3%	10.0	299.5	3.2%	9.5
Capvaxive	647.9	1.3%	8.1	477.5	1.3%	6.3
Teriparatide injection(2)	20.4	20.1%	4.1	21.5	28.4%	6.1
Vaxneuvance	475.3	0.8%	4.0	672.5	0.9%	6.0
Other	344.9	4.3%	14.7	321.0	3.6%	11.6
Total	$3,824.2		$117.7	$3,503.7		$91.8
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

Operating Costs and Expenses

(Dollars in thousands)	Q3 2026	Q3 2025	Change	% Change	YTD 2026	YTD 2025	Change	% Change
Cost of Captisol	$2,650	$3,801	$(1,151)	(30)%	$9,137	$11,557	$(2,420)	(21)%
Amortization of intangibles	10,205	8,097	2,108	26%	26,399	24,612	1,787	7%
Research and development	2,766	21,019	(18,253)	(87)%	19,582	77,671	(58,089)	(75)%
General and administrative	72,616	28,446	44,170	155%	122,575	67,422	55,153	82%
Fair value adjustments to contingent liabilities	6,267	(456)	6,723	(1474)%	5,775	1,475	4,300	292%
Fair value adjustments to partner program derivatives	—	(833)	833	(100)%	—	—	—	N/M(1)
Total operating costs and expenses	$94,504	$60,074	$34,430	57%	$183,468	$182,737	$731	—%
% of Revenue	120%	52%			94%	88%
(1) N/M = Not meaningful. Percentage change is not meaningful as no amount was recognized in either nine-month period.
Q3 2026 vs. Q3 2025
Total operating costs and expenses increased by $34.4 million, or 57%, to $94.5 million in Q3 2026 compared to $60.1 million in Q3 2025.
Cost of Captisol decreased by $1.2 million, or 30%, to $2.7 million in Q3 2026 compared to $3.8 million in Q3 2025, primarily attributable to the lower Captisol sales. Amortization of intangibles increased by $2.1 million, or 26%, to $10.2 million in Q3 2026 compared to $8.1 million in Q3 2025, primarily attributable to the addition of intangible assets from the XOMA Acquisition. See Note 2, XOMA Acquisition, for additional information.
Research and development expenses decreased by $18.3 million, or 87%, to $2.8 million in Q3 2026 compared to $21.0 million in Q3 2025. The decrease was primarily attributable to the absence of the $17.8 million charge recognized in the prior-year period related to the research and development funding arrangement associated with the AVIM Therapy royalty rights acquired in the Orchestra transaction.
General and administrative expenses increased by $44.2 million, or 155%, to $72.6 million in Q3 2026 compared to $28.4 million in Q3 2025. The increase was primarily attributable to $14.2 million transaction costs associated with the XOMA Acquisition, $10.8 million of post-combination compensation expense related to the cash settlement of XOMA employee restricted stock units, $7.6 million of severance expenses, and a $6.6 million increase in the allowance for credit losses on financial royalty assets, as well as higher employee-related costs, including increased headcount and share-based compensation, reflecting the Company’s continued investment in its origination and portfolio management functions.
We recognized a $6.3 million loss from fair value adjustments to contingent liabilities in Q3 2026, compared with a $0.5 million gain in Q3 2025. The change was primarily driven by fair value adjustments related to contingent liabilities assumed in the XOMA acquisition. Fair value adjustments to partner program derivatives were zero in Q3 2026, compared with a $0.8 million gain in Q3 2025, which reflected the reversal of fair value adjustments recorded in the first half of 2025 on derivatives that were reclassified to financial royalty assets upon our early adoption of ASU 2025-07 effective January 1, 2025. We recognized no fair value adjustments to partner program derivatives in the nine months ended September 30, 2026 or 2025.
YTD 2026 vs. YTD 2025
Total operating costs and expenses increased by $0.7 million to $183.5 million in YTD 2026 compared to $182.7 million in YTD 2025.
Cost of Captisol decreased by $2.4 million, or 21%, to $9.1 million in YTD 2026 compared to $11.6 million in YTD 2025, primarily attributable to the lower Captisol sales. Amortization of intangibles increased by $1.8 million, or 7%, to $26.4 million in YTD 2026 compared to $24.6 million in YTD 2025, primarily attributable to the addition of intangible assets from the XOMA Acquisition. See Note 2, XOMA Acquisition, for additional information.
Research and development expenses decreased by $58.1 million, or 75%, to $19.6 million in YTD 2026 compared to $77.7 million in YTD 2025. The decrease was primarily attributable to the absence of the $44.3 million charge recognized in the prior-year period related to the research and development funding arrangement associated with the D-Fi royalty rights acquired in the Castle Creek transaction, the absence of the $17.8 million charge recognized in the prior-year period related to the research and development funding arrangement associated with the AVIM Therapy royalty rights acquired in the Orchestra transaction, and the absence of $6.4 million of research and development expenses associated with our former Pelthos business following its divestiture in the Pelthos transaction. These decreases were partially offset by a $12.3 million research and development funding arrangement expense recognized in the current-year period related to Orchestra BioMed.
General and administrative expenses increased by $55.2 million, or 82%, to $122.6 million in YTD 2026 compared to $67.4 million in YTD 2025. The increase was primarily attributable to $19.1 million transaction costs associated with the XOMA Acquisition, $10.8 million of post-combination compensation expense related to the cash settlement of XOMA employee restricted stock units, $7.6 million of severance expenses, and a $7.2 million increase in the allowance for credit losses on financial royalty assets, as well as higher employee-related costs, including increased headcount and share-based compensation, reflecting the Company’s continued investment in its origination and portfolio management functions.
We recognized a $5.8 million loss from fair value adjustments to contingent liabilities in YTD 2026, compared with a $1.5 million loss in YTD 2025. The change was primarily driven by fair value adjustments related to contingent liabilities assumed in the XOMA acquisition.
Non-operating Income and Expenses

(Dollars in thousands)	Q3 2026	Q3 2025	Change	% Change	YTD 2026	YTD 2025	Change	% Change
(Loss) gain from short-term investments	$(3,817)	$7,798	$(11,615)	(149)%	$11,806	$(3,630)	$15,436	(425)%
(Loss) gain from change in fair value of equity-method investments and other investments	(35,727)	75,887	(111,614)	(147)%	(49,229)	75,887	(125,116)	(165)%
Interest income	5,492	3,874	1,618	42%	19,445	7,266	12,179	168%
Interest expense	(2,898)	(910)	(1,988)	218%	(6,393)	(2,930)	(3,463)	118%
Other non-operating income (expense), net	8,614	(899)	9,513	(1,058)%	9,629	(97)	9,726	(10,027)%
Total non-operating (expenses) income, net	$(28,336)	$85,750	$(114,086)	(133)%	$(14,742)	$76,496	$(91,238)	(119)%
Q3 2026 vs. Q3 2025
The loss from short-term investments was $3.8 million in Q3 2026, compared with a gain of $7.8 million in Q3 2025, primarily due to changes in mark-to-market adjustments on our common stock investments. Q3 2026 included unrealized losses of $5.1 million on Viking and $3.4 million on Palvella, partially offset by unrealized gains of $3.5 million on Orchestra and $2.1 million on Agenus. Q3 2025 included an unrealized gain of $9.8 million on Palvella, partially offset by an unrealized loss of $1.5 million on Elutia.
The loss from change in fair value of equity-method investments and other investments was $35.7 million in Q3 2026, compared with a gain of $75.9 million in Q3 2025. The change primarily reflected mark-to-market adjustments on our Pelthos common stock and Series A convertible preferred stock acquired in connection with the Pelthos Transaction in July 2025. For additional information, see Note 3, Pelthos Transaction.
Interest income consists primarily of interest earned on our short-term investments and the Pelthos Convertible Notes acquired in November 2025. Interest income increased by $1.6 million to $5.5 million in Q3 2026, compared with $3.9 million in Q3 2025, primarily due to higher average invested balances and interest earned on the Pelthos Convertible Notes.
Interest expense consists primarily of coupon interest and non-cash amortization of debt discount and issuance costs associated with the 2030 Notes issued in August 2025 and non-cash amortization of debt discount and issuance costs associated with the 2031 Notes issued in June 2026. Interest expense increased by $2.0 million to $2.9 million in Q3 2026, compared with $0.9 million in Q3 2025. The increase was primarily due to a full quarter of interest expense on the 2030 Notes and non-cash interest expense related to the 2031 Notes.
Other non-operating income (expense), net primarily consists of fair value adjustments on derivatives (excluding partner program derivatives). Other non-operating income (expense), net was income of $8.6 million in Q3 2026, compared with expense of $0.9 million in Q3 2025. The change was primarily driven by a $8.5 million net gain from changes in fair value of derivative assets in Q3 2026, compared with a $0.7 million net loss in Q3 2025.
YTD 2026 vs. YTD 2025
The gain from short-term investments was $11.8 million in YTD 2026, compared with a loss of $3.6 million in YTD 2025, primarily due to changes in mark-to-market adjustments on our common stock investments. YTD 2026 included unrealized gains of $8.6 million on Palvella, $3.8 million on Orchestra and $2.1 million on Agenus, partially offset by an unrealized loss of $2.6 million on Viking. YTD 2025 included an unrealized loss of $14.0 million on Viking and $1.6 million on Elutia, partially offset by an unrealized gain of $12.3 million on Palvella.

The loss from change in fair value of equity-method investments and other investments was $49.2 million in YTD 2026, compared with a gain of $75.9 million in YTD 2025. The change primarily reflected mark-to-market adjustments on our Pelthos common stock and Series A convertible preferred stock acquired in connection with the Pelthos Transaction in July 2025. For additional information, see Note 3, Pelthos Transaction.
Interest income consists primarily of interest earned on our short-term investments and the Pelthos Convertible Notes acquired in November 2025. Interest income increased by $12.2 million to $19.4 million in YTD 2026, compared with $7.3 million in YTD 2025, primarily due to higher average invested balances and interest earned on the Pelthos Convertible Notes.
Interest expense consists primarily of coupon interest and non-cash amortization of debt discount and issuance costs associated with the 2030 Notes issued in August 2025, non-cash amortization of debt discount and issuance costs associated with the 2031 Notes issued in June 2026, as well as interest accrued under a royalty and milestone payments purchase agreement entered into by Novan, Inc. in 2019, which Ligand assumed in connection with the acquisition of our Pelthos Therapeutics business from Novan in September 2023. Interest expense increased by $3.5 million to $6.4 million in YTD 2026, compared with $2.9 million in YTD 2025. The increase was primarily due to a full nine months of interest expense on the 2030 Notes along with interest expense related to the 2031 Notes. The increase was partially offset by the absence of interest expense related to the Novan-assumed obligation following the deconsolidation of LNHC, Inc. on July 1, 2025 in connection with the Pelthos Transaction.
Other non-operating income (expense), net primarily consists of fair value adjustments on derivatives (excluding partner program derivatives). Other non-operating income (expense), net was income of $9.6 million in YTD 2026, compared with expense of $0.1 million in YTD 2025, primarily due to a $9.1 million net gain from fair value changes in derivative assets in YTD 2026, compared with a $0.1 million net loss in YTD 2025.
Income Tax Expense

(Dollars in thousands)	Q3 2026	Q3 2025	Change	YTD 2026	YTD 2025	Change
(Loss) income before income taxes	$(44,094)	$141,137	$(185,231)	$(4,049)	$102,180	$(106,229)
Income tax benefit (expense)	15,609	(23,864)	39,473	10,727	(22,511)	33,238
Net (loss) income	$(28,485)	$117,273	$(145,758)	$6,678	$79,669	$(72,991)
Effective tax rate	35.4%	16.9%		264.9%	22.0%
We compute our income tax provision by applying the estimated annual effective tax rate to income (loss) from operations and adjusting for the effects of any discrete income tax items recognized in the period. The effective tax rate for the three months ended September 30, 2026 and 2025 was 35.4% and 16.9%, respectively. The effective tax rate for the nine months ended September 30, 2026 and 2025 was 264.9% and 22.0%, respectively. The variance from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2026 was primarily due to the Section 162(m) limitation on the deduction for officer compensation, non-deductible transaction costs and post-combination compensation expense related to the XOMA acquisition, other non-deductible items, and income from foreign operations, which were partially offset by the foreign-derived deduction eligible income deduction. The effective tax rate for the nine months ended September 30, 2026 was also significantly affected by discrete tax benefits related to excess tax deductions on stock-based compensation and energy tax credits, relative to a near break-even pre-tax loss for the period. The variance from the U.S. federal statutory tax rate of 21% for the three and nine months ended September 30, 2025 was primarily due to Section 162(m) limitation on deduction for officer compensation and income from foreign operations, which were partially offset by the foreign derived intangible income deduction.
Liquidity and Capital Resources
As of September 30, 2026, we had approximately $447.4 million in cash, cash equivalents, and short-term investments, compared to $733.5 million as of December 31, 2025. The decrease was primarily attributable to cash used for the XOMA Acquisition and other acquisition and investment activities, partially offset by proceeds from the issuance of the 2031 Notes and cash generated from operations. A summary of our cash flow activity is provided below.
In connection with the XOMA Acquisition, we amended and restated our revolving credit facility in July 2026. The amended facility provides aggregate revolving commitments of $125.0 million and matures in September 2028. As of September 30, 2026, we had no outstanding borrowings under the facility, $0.6 million of letters of credit outstanding, and $124.4 million of available borrowing capacity. See Note 7, Debt, for additional information regarding the amended revolving credit facility.
In June 2026, we issued $700.0 million aggregate principal amount of the 2031 Notes and received net proceeds of approximately $679.0 million. We also maintain an at-the-market equity offering program that permits the sale of up to $100.0 million of common stock. No shares had been sold under the program as of September 30, 2026.

As of September 30, 2026, the conditions for holders to convert the 2030 Notes were met, and the 2030 Notes are convertible at the option of holders through December 31, 2026. As a result, the $460.0 million aggregate principal amount of the 2030 Notes, net of unamortized debt discount and issuance costs, is classified as a current liability in our condensed consolidated balance sheet. Upon conversion, we are required to settle the principal amount in cash, and we may settle any conversion value in excess of principal in cash, shares of our common stock, or a combination. No 2030 Notes had been submitted for conversion as of September 30, 2026. Whether the 2030 Notes remain convertible and classified as current in future periods will depend on whether the conversion condition is met at each quarter-end. See Note 7, Debt, for additional information. We believe that our cash, cash equivalents and short-term investments, together with availability under our revolving credit facility, are sufficient to settle the principal amount of the 2030 Notes in cash if all holders were to convert.
Our principal sources of liquidity are our existing cash, cash equivalents, and short-term investments, cash generated from operations, and available borrowing capacity under our amended revolving credit facility. We believe these resources will be sufficient to fund our working capital requirements, capital expenditures, debt service obligations, acquisitions, strategic investments, and other business initiatives for at least the next twelve months.
As of September 30, 2026, we had $38.9 million in contingent consideration liabilities, measured at fair value, related to the XOMA Acquisition and prior acquisitions, which are expected to be settled in future periods.
Cash Flow Summary

(Dollars in thousands)	YTD 2026	YTD 2025
Net cash provided by (used in):
Operating activities	$45,118	$3,444
Investing activities	$(651,221)	$(359,218)
Financing activities	$536,362	$419,893
During the nine months ended September 30, 2026, we generated cash from operations primarily from revenue and other operating income. We used cash in investing activities primarily for the XOMA Acquisition and purchases of short-term investments, partially offset by proceeds from the sale and maturity of short-term investments. We generated cash from financing activities primarily from the issuance of our 2031 Notes.
During the nine months ended September 30, 2025, we generated cash from operations primarily from revenue and other operating income, partially offset by investments in the Castle Creek and Orchestra R&D funding arrangements. We used cash in investing activities primarily for purchases of short-term investments, financial royalty assets, and derivative assets, as well as cash transferred in connection with the Pelthos Transaction, partially offset by proceeds from the sale and maturity of short-term investments and collections from financial royalty assets. We generated cash from financing activities primarily from the issuance of the 2030 Notes, net of related transactions, as well as proceeds from Pelthos investors, stock option exercises, and employee stock purchase plan purchases.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There were no material changes to our market risks in the three months ended September 30, 2026, when compared to the disclosures in Item 7A of our 2025 Annual Report.
Item 4. Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2026 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
On May 19, 2026, we initiated litigation against Viking relating to the termination of the TR‑Beta Program, a Metabasis drug development program outlicensed to Viking under that certain Master License Agreement, dated May 21, 2014, by and among Ligand, Metabasis Therapeutics, Inc. and Viking, as amended (the “Viking License Agreement”), including, but not limited to, VK2809, a novel selective TR-β agonist with potential in multiple indications, including hypercholesterolemia, dyslipidemia, NASH, and X-ALD, and VK0214. On July 2, 2026, Viking filed an answer to Ligand’s complaint against it generally denying all claims and asserting various affirmative defenses. That same date, Viking also filed a cross-complaint against Ligand. Viking asserts three causes of action against Ligand: (1) Declaratory Relief seeking an order declaring that: (i) Viking did not breach the Viking License Agreement; (ii) Ligand’s termination of the Viking License Agreement was invalid and without force or effect; (iii) Ligand is not entitled to the remedies provided for in Section 10.4(c) of the Viking License Agreement; and (iv) Viking retains its exclusive rights under the Viking License Agreement to Develop and Commercialize Licensed Products in the TR-Beta Program; (2) Breach of Contract alleging breach of the Viking License Agreement by Ligand for allegedly failing to follow certain contractual procedures when terminating the Viking License Agreement and (3) Breach of the Implied Covenant of Good Faith and Fair Dealing. On August 19, 2026, Ligand demurred to Viking’s cross-complaint, seeking dismissal of Viking’s claims for breach of contract and breach of the implied covenant of good faith and fair dealing. The demurrer is set for hearing on February 26, 2027. Given the early stage of this matter, we cannot estimate the potential outcome or potential losses.
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
On July 14, 2026, we completed the XOMA Acquisition. The success of this acquisition will depend, in part, on our ability to successfully integrate XOMA Royalty’s operations, personnel, systems and royalty portfolio into our existing business and to manage the combined company efficiently. The integration process may be more costly or time-consuming than anticipated and may result in the diversion of management’s attention from our existing business and strategic initiatives.
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
There may be litigation in connection with the XOMA Acquisition. We do not currently expect any such litigation, individually or in the aggregate, to have a material adverse effect on our business, financial condition or results of operations.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
(a) There were no unregistered sales of equity securities by the Company during the three months ended September 30, 2026.

Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Rule 10b5-1 Trading Arrangements
From time to time, our officers (as defined in Rule 16a-1(f) of the Exchange Act) and directors may enter into Rule 10b5-1 or non-Rule 10b5-1 trading arrangements (as each such term is defined in Item 408 of Regulation S-K).
The following officers and directors adopted Rule 10b5-1 trading arrangements in the quarters ended June 30, 2026 and September 30, 2026:
On September 23, 2026, Andrew Reardon, Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. The trading arrangement is designed to remain in effect until March 15, 2027 and covers the sale of up to 10,000 shares of the Company’s common stock, together with such number of shares of the Company’s common stock issued upon settlement of certain stock awards held by Mr. Reardon, net of shares sold or withheld to satisfy applicable tax obligations.
On August 12, 2026, John Kozarich, Chairman of the Board of Directors, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. The trading arrangement is designed to remain in effect until September 30, 2027 and covers the sale of up to 12,000 shares of the Company’s common stock.
On June 4, 2026, Andrew Reardon, Chief Legal Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. The trading arrangement is designed to remain in effect until December 2, 2026 and covers the sale of up to 15,000 shares of the Company’s common stock.
On May 13, 2026, Octavio Espinoza, Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934. The arrangement is designed to remain in effect until May 31, 2027 and covers the sale of up to 31,641 shares of the Company’s common stock, together with such number of shares of the Company’s common stock issued upon settlement of certain stock awards held by Mr. Espinoza, net of shares sold or withheld to satisfy applicable tax obligations.

Item 6.    Exhibits

		Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File Number	Date of Filing	Exhibit Number	Filed Herewith
2.1*	Agreement and Plan of Merger, dated as of April 27, 2026, by and among XOMA Royalty Corporation, Ligand Pharmaceuticals Incorporated and Flex Merger Sub, Inc.	8-K	001-33093	4/27/2026	2.1
2.2	Amendment No. 1 to the Agreement and Plan of Merger, dated as of May 16, 2026, by and among XOMA Royalty Corporation, XOMA Royalty Holdings Corporation, Ligand Pharmaceuticals Incorporated and Flex Merger Sub, Inc.	8-K	001-33093	5/18/2026	2.1
4.1	Indenture, dated as of June 25, 2026, by and between Ligand Pharmaceuticals Incorporated and U.S. Bank Trust Company, National Association, as Trustee.	8-K	001-33093	6/25/2026	4.1
4.2	Form of Global Note, representing Ligand Pharmaceuticals Incorporated’s 0.00% Convertible Senior Notes due 2031 (included as Exhibit A to the Indenture filed as Exhibit 4.1).	8-K	001-33093	6/25/2026	4.1
10.1*	Form of Support Agreement, dated as of April 27, 2026, entered into by Ligand Pharmaceuticals Incorporated, Flex Merger Sub, Inc. and the Supporting Stockholders.	8-K	001-33093	4/27/2026	10.1
10.2	Consent and Fourth Amendment to Credit Agreement, dated as of June 22, 2026, to that certain Credit Agreement, dated as of October 12, 2023, by and among Ligand Pharmaceuticals Incorporated, certain of its subsidiaries, as Guarantors (as defined therein), the Lenders (as defined therein) party thereto, and Citibank, N.A., as Administrative Agent, Swingline Lender and L/C Issuer (each as defined therein), as amended by that certain First Amendment to Credit Agreement, dated as of July 8, 2024, that certain the Second Amendment to Credit Agreement dated as of August 11, 2025 and that certain Third Amendment to Credit Agreement, dated as of September 12, 2025.	8-K	001-33093	6/22/2026	10.1
10.3	Form of Convertible Note Hedge Transaction Confirmation	8-K	001-33093	6/25/2026	10.1
10.4	Form of Warrant Transaction Confirmation.	8-K	001-33093	6/25/2026	10.2
10.5	Amended and Restated Credit Agreement, dated July 14, 2026, by and among the Company, certain of its subsidiaries, as guarantors, the lenders party thereto, and Citibank, N.A., as administrative agent, swingline lender and L/C issuer.	10-Q	001-33093	8/7/2026	10.5
19.1	Ligand Pharmaceuticals Incorporated Insider Trading Compliance Program					X
31.1	Certification by Principal Executive Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification by Principal Financial Officer, Pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1**	Certifications by Principal Executive Officer and Principal Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101
The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statements of Stockholders’ Equity, (v) Consolidated Condensed Statements of Cash Flows, and (vi) the Notes to Consolidated Condensed Financial Statements.
X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL and contained in Exhibit 101.	X

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

Date:	October 30, 2026	By:	/s/ Octavio Espinoza
Octavio Espinoza
Chief Financial Officer
Duly Authorized Officer and Principal Financial Officer